Form 10-Q
period 2016-06-30
Syros Pharmaceuticals, Inc.
filed 2016-08-15
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-37813

SYROS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-3772460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Memorial Drive, Suite 300 Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 744-1340

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on August 12, 2016: 23,374,371

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$50,116	$35,909
Prepaid expenses and other current assets	2,037	540
Total current assets	52,153	36,449
Property and equipment, net	4,773	4,799
Other long term assets	3,537	1,900
Restricted cash	483	483
Total assets	$60,946	$43,631
Liabilities, convertible preferred stock and stockholders' (deficit) equity
Current liabilities:
Accounts payable	1,645	5,035
Accrued expenses	4,040	2,504
Deferred rent	301	284
Capital lease obligations, current portion	163	133
Total current liabilities	6,149	7,956
Deferred rent, net of current portion	1,263	1,420
Restricted stock liability, net of current portion	2	—
Capital lease obligations, net of current portion	138	206

Commitments and contingencies (Note 7)

Series A convertible preferred stock, $0.001 par value; 30,350,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015 (aggregated liquidation preference of $33,852, and $32,984 at June 30, 2016 and December 31, 2015, respectively)	29,015	29,015

Series B convertible preferred stock, $0.001 par value; 29,608,081 and 16,893,931 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015 (aggregated liquidation preference of $99,726, and $57,034 at June 30, 2016 and December 31, 2015, respectively)	92,792	52,998

Stockholders' (deficit) equity:

Common stock, $0.001 par value; 78,886,062 and 66,171,908 shares authorized at June 30, 2016 and December 31, 2015, respectively; 2,684,688 and 2,363,018 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3	2
Additional paid-in capital	7,706	5,547
Accumulated deficit	(76,122)	(53,513)
Total stockholders' (deficit) equity	(68,413)	(47,964)

Total liabilities, convertible preferred stock and stockholders' (deficit) equity	$60,946	$43,631

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Collaboration revenue	$—	$317	$—	$317
Operating expenses:
Research and development	9,525	5,428	17,790	9,164
General and administrative	2,540	984	4,911	1,820
Total operating expenses	12,065	6,412	22,701	10,984
Loss from operations	(12,065)	(6,095)	(22,701)	(10,667)

Other income (expense), net	44	(2)	92	2
Net loss and comprehensive loss	$(12,021)	$(6,097)	$(22,609)	$(10,665)
Accrued dividends on preferred stock	(1,823)	(1,230)	(3,560)	(2,447)
Net loss applicable to common stockholders	$(13,844)	$(7,327)	$(26,169)	$(13,112)

Net loss per share applicable to common stockholders - basic and diluted	$(5.42)	$(4.16)	$(10.57)	$(7.60)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	2,553,146	1,761,457	2,475,576	1,724,798

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2016	2015

Operating Activities
Net loss	$(22,609)	$(10,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	620	184
Loss on disposal of assets	3	—
Stock-based compensation expense	1,810	1,124

Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,497)	(252)
Restricted cash	—	(488)
Accounts payable	(1,423)	285
Accrued expenses	1,467	476
Deferred rent and lease incentive	(140)	(29)
Net cash used in operating activities	(21,769)	(9,365)
Investing Activities
Purchases of property and equipment	(1,827)	(171)
Net cash used in investing activities	(1,827)	(171)
Financing Activities
Payments on capital lease obligations	(55)	(16)
Proceeds from issuance of convertible preferred stock, net of issuance costs	39,813	—
Proceeds from issuance of common stock	357	336
Payments of offering costs	(2,312)	—
Net cash provided by financing activities	37,803	320
Increase (decrease) in cash and cash equivalents	14,207	(9,216)
Cash and cash equivalents
Beginning of period	35,909	60,393
End of period	$50,116	$51,177
Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$6
Non-cash Investing and Financing Activities
Property and equipment received but unpaid as of period end	$112	$106
Assets acquired under capital lease	$17	$389
Offering costs incurred but unpaid at period end	$625	$—

See accompanying notes to condensed consolidated financial statements.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Syros Pharmaceuticals, Inc. (the "Company"), a Delaware corporation formed in November 2011, is a biopharmaceutical company seeking an understanding of the non-coding region of the genome to advance new medicines to control the expression of disease-driving genes. The Company has built a proprietary platform designed to analyze this unexploited region of DNA in human disease tissue to identify and drug novel targets linked to genomically defined patient populations.

The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals; risks inherent in the development and commercialization of medicines to treat human disease; competition from other companies, many of which are larger and better capitalized; risks relating to obtaining and maintaining necessary intellectual property protection; and the need to obtain adequate additional financing to fund the development of its product candidates. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, eliminate or out-license certain of its research and development programs or future commercialization efforts.

On July 6, 2016, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $12.50 per share, including 600,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $57.5 million. The Company received approximately $49.9 million in net proceeds after deducting $7.6 million of underwriting discounts and commissions and offering costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 15,988,800 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its Fourth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 200,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, all with a par value of $0.001 per share. The financial statements as of June 30, 2016, including share and per share amounts, do not give effect to the IPO, as it closed subsequent to June 30, 2016.

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $13.4 million and $29.8 million for the years ended December 31, 2014 and 2015, respectively, and $12.0 million and $22.6 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, the Company had an accumulated deficit of $76.1 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through private placements of its preferred stock. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' (deficit) equity and working capital. The Company believes that the proceeds from the IPO, together with existing cash and cash equivalents as of June 30, 2016, will enable it to fund its operating expenses and capital expenditure requirements at least through mid-2018, which the Company expects will allow it to achieve initial clinical data readouts for its two lead development programs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2015 and notes thereto, included in the Company’s final prospectus for the IPO filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on June 30, 2016 (the “Prospectus”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

In connection with preparing for its IPO, the Company effected a one-for-3.75 reverse stock split of the Company’s common stock. The reverse stock split became effective on June 17, 2016. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The financial statements have also been retroactively adjusted to reflect adjustments to the conversion price for each series of convertible preferred stock effected in connection with the reverse stock split.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Syros Pharmaceuticals, Inc. and its wholly owned subsidiary, Syros Securities Corporation, which is a Massachusetts subsidiary formed by the Company in December 2014 to exclusively engage in buying, selling and holding securities on its own behalf. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, which include, but are not limited to, expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, stock-based compensation expense, including estimating the fair value of the Company’s common stock, accrued expenses and income taxes. Actual results may differ from those estimates or assumptions.

Segment Information

        Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company and the chief operating decision maker view the Company's operations and manage its business in one operating segment. The Company operates only in the United States.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which consist of money market funds that invest in U.S. Treasury obligations, are stated at fair value. The Company maintains its bank accounts at one major financial institution.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguished between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identified fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established a three-tier fair value hierarchy that distinguishes between the following:

Level 1—Quoted market prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.

Level 3—Unobservable inputs developed using estimates or assumptions developed by the Company, which reflect those that a market participant would use.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

Other Long Term Assets

Other long term assets consist of deferred issuance costs relating to the IPO of common stock, which closed subsequent to June 30, 2016, and at December 31, 2015, include direct incremental legal and accounting fees relating to the Company's Series B preferred stock financing that closed in January 2016. Deferred issuance costs are capitalized as incurred until such financings are consummated. The deferred issuance costs will be offset against proceeds upon the closing of the IPO. Approximately $3.5 million and $1.9 million of deferred issuance costs were incurred and capitalized as of June 30, 2016 and December 31, 2015, respectively.

Revenue Recognition

To date, the Company’s only source of revenue has been the research agreement with a multinational pharmaceutical company.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The Company analyzes arrangements with multiple deliverables based on the guidance in ASC Topic 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluates multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgements about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within control of the Company. The Company’s research agreement contains a single unit of accounting.

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company would recognize revenue from the combined unit of accounting over the contractual or estimated performance period for the undelivered items, which is typically the term of its research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company would recognize revenue under the arrangement on a straight-line basis over the period it expects to complete its performance obligations or upon completion when the final act is of such significance to the overall arrangement that performance has not substantively occurred until the completion of that act. Conversely, if the pattern of performance over which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company would recognize revenue under the arrangement using the proportional performance method.

The Company recognizes service revenue under its research agreement based upon the completed performance method of revenue recognition as it is unable to reasonably estimate the period of performance of the services and the delivery of the final study report is significant to the arrangement.

Research and Development

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of the Company’s gene control platform and gene control medicines. Research and development costs include salaries and benefits, materials and supplies, external research, preclinical and clinical development expenses, stock-based compensation expense and facilities costs. Facilities costs primarily include the allocation of rent, utilities and depreciation.

In certain circumstances, the Company is required to make nonrefundable advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

nonrefundable advance payments are deferred and capitalized, even when there is no alternative future use for the research and development, until related goods or services are provided.

The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the work being performed, including the phase or completion of the event, invoices received and costs. Significant judgements and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

The Company may in-license the rights to develop and commercialize product candidates. For each in-license transaction the Company evaluates whether it has acquired processes or activities along with inputs that would be sufficient to constitute a “business” as defined under U.S. GAAP. A “business” as defined under U.S. GAAP consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When the Company determines that it has not acquired sufficient processes or activities to constitute a business, any up-front payments, as well as milestone payments, are immediately expensed as research and development in the period in which they are achieved.

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock and stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Grants of restricted stock and stock options to other service providers, referred to as non-employees, are required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. The Company estimates the fair value of options granted using the Black-Scholes option-pricing model. The Company until recently was a private company and lacks Company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

The amount of stock-based compensation expense recognized during a period is based on the fair value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company evaluates its forfeiture rate at each reporting period. Ultimately, the actual expense recognized over the vesting period will be for only those options that vest.

The Company expenses the fair value of its stock-based awards to employees on a straight-line basis over the associated service period, which is generally the vesting period. For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of such awards.

For stock-based awards that contain performance-based milestones, the Company records stock-based compensation expense in accordance with the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. For certain of the Company’s performance-based awards, notwithstanding any vesting in accordance with

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date.

Net Loss per Share

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share applicable to common stockholders is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the dilutive net loss per share applicable to common stockholders calculation, convertible preferred stock, stock options, and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	As of June 30,
	2016	2015
Convertible preferred stock	59,958,081	47,243,931
Stock options	2,029,402	1,600,303
Unvested restricted stock	100,883	472,877
	62,088,366	49,317,111

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). ASU 2014-09 amends ASC 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for the Company for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact that this ASU may have on its financial statements, if any.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”) which provides new guidance on management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period. ASU 2014-15 is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the new guidance and determining the expected effect on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to put most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, which is the year ended December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the new guidance and the expected effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$50,116	$50,116	$—	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$35,909	$35,909	$—	$—

4. Restricted Cash

At June 30, 2016 and December 31, 2015, the Company had $483,000 in restricted cash which serves as the security deposit on the lease of the Company’s current facility in Cambridge, Massachusetts (Note 7).

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Employee compensation and benefits	$1,172	$709
External research and preclinical development	2,096	981
Professional fees	767	399
Restricted stock liability	5	1
Facilities	—	414
	$4,040	$2,504

6. Indebtedness

Equipment Financing

In March 2015, the Company entered into a lease agreement with a vendor for certain laboratory equipment. The Company financed $389,000 of the amount owed under the lease agreement and is required to make consecutive monthly payments of principal, plus accrued interest at 6.44%, over 36 months through March 2018. During the six months ended June 30, 2016, the Company made payments of $65,000, of which $10,000 related to interest. At June 30, 2016, $284,000 of principal was outstanding with respect to the equipment financing arrangement.

The Company also leases some of its office equipment under a capital lease agreement, for which $17,000 of principal was outstanding as of June 30, 2016,

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020, assuming occupancy in August 2015. The Company has an option to extend the lease for five additional years. The Company’s lease agreement has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the lease, including any rent-free periods. The Company recorded rent expense of $320,000 for the year ended December 31, 2015 and $221,000 and $441,000 for the three and six months ended June 30, 2016, respectively, related to the 2015 Lease. The lease agreement required the Company to issue an original letter of credit in the amount of $483,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2015 and June 30, 2016.

The 2015 Lease includes certain lease incentives in the form of tenant allowances. The Company has capitalized the improvements made with the tenant allowance into fixed assets and established a liability for the deferred lease incentive upon occupancy. The Company recorded these incentives as a component of deferred rent and will amortize these incentives as a reduction of rent expense over the lease term. The related fixed assets will be amortized over the lease term.

License Agreements

Whitehead Institute for Biomedical Research and Dana-Farber

 Effective April 1, 2013, the Company entered into a license agreement with the Whitehead Institute for Biomedical Research ("Whitehead") and the Dana-Farber Cancer Institute (“Dana-Farber”), pursuant to which the Company was granted a worldwide, sublicensable license under specified patents relating to modulators of Myc/Max Screen, relating to Chem-Seq owned or controlled by Whitehead and Dana-Farber.

Whitehead Institute for Biomedical Research

        Effective April 4, 2013, the Company entered into an additional license agreement with Whitehead, pursuant to which the Company was granted a worldwide license under specified patents relating to super-enhancers owned or controlled by Whitehead.

 In connection with the Whitehead agreements, the Company issued 171,674 shares of its common stock to Whitehead in April 2013. Payments are due under the Whitehead agreements when the Company achieves certain milestones. The future potential milestone payments due under the Whitehead agreements have not been accrued as of June 30, 2016 and December 31, 2015, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts.  The Company paid the Whitehead Institute Genome Technology Core $0.4 million for the year ended December 31, 2015 and $0.6 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

TMRC Co. Ltd.

        In April 2016, the Company amended and restated its license agreement with TMRC Co. Ltd. (“TMRC”). Under the amended and restated license agreement, in addition to royalties owed on patents rights, the Company is obligated to pay the remainder of the upfront license fee of $1.0 million and will pay low single-digit royalties on net sales with respect to know-how licensed by TMRC during a predefined royalty term. The Company paid the remaining license fee of $500,000 in May 2016.

        The Company also entered into a supply management agreement with TMRC and agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient produced.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Convertible Preferred Stock

On August 8, 2012, the Company issued 2,500,000 shares of Series A-1 Convertible Preferred Stock ("Series A-1") at a purchase price of $0.50 per share. The issuance resulted in cash proceeds of $1,208,000, net of issuance costs of $42,000. The Series A-1 had a liquidation preference amount of $1,542,000 at June 30, 2016.

On various dates in 2013, the Company issued 12,100,000 shares of Series A-2 Convertible Preferred Stock ("Series A-2") at a purchase price of $1.00 per share. The shares were issued for cash proceeds of $10,021,000, net of issuance costs of $42,000, and the exchange of outstanding Convertible Notes, including accrued interest, of approximately $2,036,000. The Series A-2 had a liquidation preference amount of $14,432,000 at June 30, 2016.

On various dates in 2014, the Company issued 15,750,000 shares of Series A-3 Convertible Preferred Stock ("Series A-3") at a purchase price of $1.00 per share. The issuances resulted in cash proceeds of $15,749,000, net of issuance costs of $1,000. The Series A-3 had a liquidation preference amount of $17,878,000 at June 30, 2016.

The Series A-1, Series A-2 and Series A-3 preferred stock are collectively referred to as "Series A" or "Series A Preferred Stock."

In October 2014, the Company issued 16,893,931 shares of Series B Convertible Preferred Stock ("Series B") at a purchase price of $3.1461 per share. The issuance resulted in cash proceeds of $52,998,000, net of issuance costs of $152,000.

In January 2016, the Company issued 12,714,150 shares of Series B at a purchase price of $3.1461 per share. The issuance resulted in cash proceeds of $39,794,000, net of issuance costs of $206,000. The Series B had a liquidation preference of $99,726,000 at June 30, 2016.

The rights, preferences, and privileges of the Series A-1, Series A-2, Series A-3 and Series B (collectively the "Preferred Stock") are included in the Prospectus. There were no changes to the rights, preferences, and privileges of the Preferred Stock during the six months ended June 30, 2016.

9. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016 and became effective upon the closing of the IPO, or July 6, 2016. The 2016 Plan replaced the 2012 Equity Incentive Plan (the "2012 Plan"). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The Company initially reserved 3,218,742 shares of common stock for the issuance of awards under the 2016 Plan, which will be cumulatively increased on January 1 of each calendar year by the least of 6,000,000 shares of common stock, 4.0% of the outstanding shares or such lesser amount as specified by the compensation committee of the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. At June 30, 2016, 3,218,742 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

Terms of stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2016 Plan. Stock option awards granted by the Company generally vest over four years, with 25% vesting on the one year anniversary of the vesting commencement date and 75% vesting ratably, on a monthly basis, over the remaining three years. Such awards are exercisable from the date of grant for a period of ten years. The Company may grant performance-based stock option awards for which vesting accelerates upon the achievement of

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

performance-based milestones. For certain of such awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards may vest in full on the sixth anniversary of the vesting commencement date.

Stock Options

Performance-Based Stock Options

The Company has granted stock options to management for which the vesting of such stock options accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. For the year ended December 31, 2015, the Company recorded additional stock-based compensation expense of $26,000 related to the achievement of certain performance-based milestones. No milestones were achieved during the three months and six months ended June 30, 2016. As of June 30, 2016, there was $1,019,000 of unrecognized stock-based compensation expense related to the performance-based stock options.

A summary of the status of stock options as of December 31, 2015 and June 30, 2016 and changes during the six months ended June 30, 2016 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2015	2,226,698	$3.83	8.8	$11,185
Granted	190,051	9.58
Exercised	(239,006)	1.49
Cancelled	(148,341)	3.18
Outstanding at June 30, 2016	2,029,402	$4.69	8.5	$27,316
Exercisable June 30, 2016	500,633	$1.60	7.4	$8,286
Vested and expected to vest at June 30, 2016	2,029,402	$4.69	8.5	$27,316

The intrinsic value of options exercised during the six months ended June 30, 2016 was $2,280,000.

Restricted Common Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock with time- and performance-based vesting criteria. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a component of accrued expenses or other long term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests over time or upon the achievement of performance.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

A summary of the status of unvested restricted common stock as of December 31, 2015, June 30, 2016 and changes during the six months ended June 30, 2016 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2015	256,881	$0.38
Vested	(82,664)	0.39
Repurchased	(73,334)	0.38
Unvested at June 30, 2016	100,883	0.42

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average risk-free interest rate	1.54%	1.97%	1.44%	1.78%
Expected dividend yield	0%	0%	0%	0%
Expected option term	6.08	6.08	6.08	6.08
Volatility	85.56%	81.88%	85.53%	82.78%

The weighted‑average grant date fair value per share of options granted in the six months ended June 30, 2016 and 2015 was $6.91 and $4.17, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted common stock granted to employees and non-employees recorded in the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$929	$535	$1,489	$997
General and administrative	219	78	321	127
Total stock-based compensation expense	$1,148	$613	$1,810	$1,124

As of June 30, 2016, there was $8.1 million of total unrecognized compensation cost related to non-vested stock options and unvested restricted common stock, which is expected to be recognized over a weighted-average period of 2.9 years.

10. Related Party Transactions

During the six months ended June 30, 2016 and 2015, the Company paid one of its investors $733,000 and $1,450,000, respectively, for external research and preclinical development services. During the six months ended June 30, 2015, the Company paid $244,000 to one of its investors for rent related to the Company’s operating lease that expired in August 2015. No payments were made to this investor for the six months ended June 30, 2016.

11. Subsequent Events

On July 6, 2016, the Company completed the IPO, in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $12.50 per share, including 600,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $57.5 million. The Company received approximately $49.9 million in net proceeds after deducting $7.6 million of underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all of the outstanding

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

shares of convertible preferred stock automatically converted into 15,988,800 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its Fourth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 200,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.001 per share. The financial statements as of June 30, 2016, including share and per share amounts, do not give effect to the IPO, as it closed subsequent to June 30, 2016.

In July 2016, upon closing of the IPO, the Company recognized approximately $1.2 million of stock-based compensation expense associated with the vesting of 53,334 shares of restricted common stock and the vesting of performance-based option awards to purchase up to 59,387 shares of common stock.

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016 and became effective on July 6, 2016. The 2016 ESPP will be administered by the Company’s board of directors or by a committee appointed by the Company’s board of directors. The 2016 ESPP initially will provide participating employees with the opportunity to purchase up to an aggregate of 586,666 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2017 and ending on December 31, 2025, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC on June 30, 2016, or the Prospectus.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in the Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a biopharmaceutical company pioneering an understanding of the non-coding region of the genome controlling the activation and repression of genes. Our goal is to advance a new wave of medicines to control the expression of disease-driving genes. We have built a proprietary gene control platform designed to systematically and efficiently analyze this unexploited region of DNA in human disease tissue to identify and drug novel targets linked to genomically defined patient populations. Because gene expression is fundamental to the function of all cells, we believe that our gene control platform has broad potential to create medicines that achieve profound and durable benefit across therapeutic areas and a range of diseases. By focusing on genomically defined subsets of patients, we believe we can conduct efficient clinical trials with a higher likelihood of success. We are currently focused on developing treatments for cancer and immune-mediated diseases and are building a pipeline of gene control medicines. We opened enrollment for a Phase 2 clinical trial for our lead product candidate, SY-1425 (tamibarotene), in the third quarter of 2016. This trial will enroll genomically defined subsets of patients with relapsed or refractory acute myelogenous leukemia, or AML, and relapsed high-risk myelodysplastic syndrome, or MDS. We plan to initiate a Phase 1/2 clinical trial for our development candidate SY-1365, initially for the treatment of acute leukemia, in the first half of 2017. Both of these programs may have potential in additional indications. Using our platform, we are also generating a pipeline of novel preclinical drug candidates for genomically defined subsets of currently underserved patients. Our goal is to build a fully integrated biopharmaceutical company based on our leadership position in gene control.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through private placements of preferred stock. From inception through June 30, 2016, we raised an aggregate of $122.2 million of gross proceeds from sales of our preferred stock and the issuance of convertible notes that subsequently converted to preferred stock to fund operations. On July 6, 2016, we completed the sale of 4,600,000 shares of our common stock (inclusive of 600,000 shares of common stock sold by us pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) in our initial public offering, or IPO, at a price to the public of $12.50 per share, resulting in gross proceeds of $57.5 million. We received approximately $49.9 million in net proceeds, after deducting underwriting discounts and commissions and offering costs of approximately $7.6 million. The shares began trading on the NASDAQ Global Select Market on June 30, 2016. Upon the closing of the IPO on July 6, 2016, all outstanding shares of convertible preferred stock converted into 15,988,800 shares of common stock. As of July 31, 2016, there were no shares of convertible preferred stock outstanding. Additionally, pursuant to our charter, 200,000,000 shares of common stock and 10,000,000 shares of preferred stock are authorized for issuance.

Since inception, we have incurred significant operating losses. Our net losses were $22.6 million and $10.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $76.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	pursue clinical development of SY-1425, including a Phase 2 clinical trial for which enrollment opened in the third quarter of 2016;

•	continue preclinical development efforts for SY-1365, for which we plan to initiate a Phase 1/2 clinical trial in the first half of 2017;

•	develop and scale up our manufacturing processes and capabilities to support our ongoing preclinical activities and clinical trials of our product candidates;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	continue our disease mapping efforts to understand the region of the genome controlling activation and repression of the genes implicated in specific diseases;

•	initiate and continue research, preclinical and clinical development efforts for other gene control programs;

•	continue investment in our proprietary gene control platform;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain key scientific personnel; and

•

expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development and manufacturing efforts and our operations as a public company.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including development of our gene control platform and gene control product candidates, which initially focus on cancer indications, and which include:

•	employee-related expenses including salaries and benefits;

•	stock-based compensation expense;

•

external costs of funding activities performed by third parties that conduct research and development on our behalf and of purchasing supplies used in designing, developing and manufacturing preclinical study and clinical trial materials;

•	consulting, licensing and professional fees related to research and development activities; and

•	facilities costs, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance.

Research and development costs are expensed as incurred. Nonrefundable advance payments made to vendors for goods or services that will be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development, until related goods or services are provided.

The following summarizes our most advanced current research and development programs:

•

Our lead product candidate, SY-1425, is an oral, potent and selective retinoic acid receptor alpha, or RARα agonist. We opened enrollment for a Phase 2 clinical trial in genomically defined subsets of patients with relapsed or refractory AML and MDS in the third quarter of 2016.

•

Our development candidate SY-1365 is a highly potent and selective small molecule inhibitor of cyclin-dependent kinase 7, or CDK7. We expect to initiate a Phase 1/2 clinical trial in patients with acute leukemia, including AML and acute lymphoblastic leukemia, or ALL, in the first half of 2017.

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs.

The following table summarizes our external research and development expenses, by program for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

SY-1365 and other CDK7 program external costs	$2,428	$1,883	$4,408	$3,235
SY-1425 external costs	2,075	136	3,472	161
Other research and platform programs external costs	1,321	1,311	3,023	2,032
Employee-related expenses, including stock-based compensation	3,063	1,785	5,641	3,202
Facilities and other expenses	638	313	1,246	534
Total research and development expenses	$9,525	$5,428	$17,790	$9,164

We expect our research and development expenses will increase for the foreseeable future as we seek to advance our programs. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•

successful completion of preclinical studies, including activities related to an investigational new drug application, or IND, and minimally efficacious dose studies in animals, where applicable and requested under the good laboratory practice, or GLP, requirements of the U.S. Food and Drug Administration, or FDA;

•	approval of INDs for our product candidates to commence planned or future clinical trials;

•	successful enrollment in, and completion of preclinical studies and clinical trials;

•	successful data from our clinical program that supports an acceptable benefit-risk profile of our product candidates in the intended populations;

•	successful development, and subsequent clearance or approval, of companion diagnostics for use as screening criteria for potential patients;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	enforcement and defense of intellectual property rights and claims;

•	maintenance of a continued acceptable safety profile of the product candidates following approval; and

•	retention of key research and development personnel.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates and remediate our material weakness in our internal control over financial reporting. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Other Income (Expense), Net

Other income (expense), net consists of interest income on our cash and cash equivalents and interest expense related to our equipment financing arrangement.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of the change in estimates.

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation, and there have been no significant changes to our accounting policies discussed in our Prospectus.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,
	2016	2015	Dollar Change

Statements of Operations Data:
Revenue	$—	$317	$(317)
Operating expenses:
Research and development	9,525	5,428	4,097
General and administrative	2,540	984	1,556
Total operating expenses	12,065	6,412	5,653
Other income, net	44	(2)	46
Net loss and comprehensive loss	$(12,021)	$(6,097)	$(5,924)

Revenue

In November 2014, we entered into a research agreement with a multinational pharmaceutical company. Revenue was $0.3 million for the three months ended June 30, 2015 and related to the completion of a research project under our agreement. We did not earn any revenue under this agreement for the three months ended June 30, 2016. The amount of revenue to be recognized under this agreement in future periods may fluctuate.

Research and Development Expense

Research and development expense increased by $4.1 million from $5.4 million for the three months ended June 30, 2015 to $9.5 million for the three months ended June 30, 2016. The following table summarizes our research and development expenses for the three months ended June 30, 2016 and 2015, together with the changes to those items in dollars (in thousands):

	Three Months Ended June 30,
	2016	2015	Dollar Change

External research and development	$4,919	$3,046	$1,873
Employee-related expenses, excluding stock-based compensation	2,134	1,250	884
Stock-based compensation	929	535	394
Consulting, licensing and professional fees	905	284	621
Facilities and other expenses	638	313	325
Total research and development expenses	$9,525	$5,428	$4,097

The increase in research and development expense was primarily attributable to research and development activities associated with advancing our lead preclinical programs and enhancing our internal capabilities and included the following:

•

approximately $1.9 million for costs from third parties that conduct research and development and preclinical activities on our behalf, including approximately $0.6 million for toxicology costs and preclinical development for SY-1365 and advancement of the CDK7 program and $1.3 million in contract manufacturing and clinical development for SY-1425;

•	approximately $0.9 million for increased personnel related expenses, including increased salary and benefits primarily due to the hire of research and development personnel;

•	approximately $0.4 million for increased stock-based compensation expense;

•

approximately $0.6 million in consulting, licensing, and professional fees, including the remaining $0.5 million upfront payment made under our license agreement with TMRC Co., Ltd, which we refer to as the TMRC license agreement, in April 2016; and

•	approximately $0.3 million for increases in facilities costs including rent, depreciation and maintenance expenses associated with our operating lease.

General and Administrative Expense

General and administrative expense increased by $1.5 million from $1.0 million for the three months ended June 30, 2015 to $2.5 million for the three months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $0.5 million for employee-related costs, including salary, benefits, and stock-based compensation as a result of the increase in administrative function headcount; and

•	approximately $0.7 million primarily for consulting and professional fees.

Other Income (Expense), Net

 Other income (expense), net consists of interest income on our cash and cash equivalents and interest expense related to our equipment financing arrangement.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,
	2016	2015	Dollar Change

Statements of Operations Data:
Revenue	$—	$317	$(317)
Operating expenses:
Research and development	17,790	9,164	8,626
General and administrative	4,911	1,820	3,091
Total operating expenses	22,701	10,984	11,717
Other income, net	92	2	90
Net loss and comprehensive loss	$(22,609)	$(10,665)	$(11,944)

Revenue

Revenue was $0.3 million for the six months ended June 30, 2015 related to the completion of a research project under our research agreement with a multinational pharmaceutical company. We did not earn any revenue for the six months ended June 30, 2016. The amount of revenue to be recognized under this agreement in future periods may fluctuate.

Research and Development Expense

Research and development expense increased by $8.6 million from $9.2 million for the six months ended June 30, 2015 to $17.8 million for the six months ended June 30, 2016. The following table summarizes our research and development expenses for the six months ended June 30, 2016 and 2015, together with the changes to those items in dollars (in thousands):

	Six Months Ended June 30,
	2016	2015	Dollar Change

External research and development	$9,406	$4,993	$4,413
Employee-related expenses, excluding stock-based compensation	4,152	2,205	1,947
Stock-based compensation	1,489	997	492
Consulting, licensing and professional fees	1,497	435	1,062
Facilities and other expenses	1,246	534	712
Total research and development expenses	$17,790	$9,164	$8,626

The increase in research and development expense was primarily attributable to research and development activities associated with advancing our lead preclinical programs and enhancing our internal capabilities and included the following:

•

approximately $4.4 million for costs from third parties that conduct research and development and preclinical activities on our behalf, including approximately $2.3 million in contract manufacturing and clinical development for SY-1425 and $1.2 million for toxicology costs and preclinical development for SY-1365 and advancement of the CDK7 program;

•	approximately $0.5 million for increased stock-based compensation expense;

•	approximately $1.9 million for increased personnel related expenses, including increased salary and benefits primarily due to the hire of research and development personnel;

•

approximately $1.1 million in consulting, licensing, and professional fees, including the remaining $0.5 million upfront payment made under TMRC license agreement, in April 2016, and clinical and regulatory consultants for SY-1425; and

•	approximately $0.7 million for increases in facilities costs including rent, depreciation and maintenance expenses.

General and Administrative Expense

General and administrative expense increased by $3.1 million from $1.8 million for the six months ended June 30, 2015 to $4.9 million for the six months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $1.2 million for employee-related costs, including salary, benefits, and stock-based compensation as a result of the increase in administrative function headcount; and

•	approximately $1.2 million primarily for consulting and professional fees.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through June 30, 2016 primarily through gross proceeds of $122.2 million from sales of our preferred stock and the issuance of convertible notes that subsequently converted into preferred stock.

As of June 30 2016, we had cash and cash equivalents of $50.1 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$(21,769)	$(9,365)
Investing activities	(1,827)	(171)
Financing activities	37,803	320
Net increase (decrease) in cash and cash equivalents	$14,207	$(9,216)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $21.8 million during the six months ended June 30, 2016 compared to $9.4 million during the six months ended June 30, 2015. The increase in cash used in operating activities was primarily due to an increase in our net loss of $11.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.8 million during the six months ended June 30, 2016 compared to $0.2 million during the six months ended June 30, 2015. The increase in cash used in investing activities was due to increased purchases of property and equipment associated with our operating lease.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $37.8 million during the six months ended June 30, 2016, and there was $0.3 million provided by financing activities during the six months ended June 30, 2015. The increase in cash provided by financing activities was primarily due to the issuance of $39.8 million of Series B preferred stock in January 2016.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials of SY-1425, advance the development of SY-1365, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

On July 6, 2016, we completed our IPO, in which we issued and sold 4,600,000 shares of common stock at a public offering price of $12.50 per share, including 600,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $57.5 million. We received approximately $49.9 million in net proceeds after deducting underwriting discounts and commissions and offering costs of $7.6 million. We believe that the proceeds from the IPO, together with our existing cash and cash equivalents as of June 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements at least through mid-2018. Our future capital requirements will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of SY-1425 and SY-1365;

•	research and preclinical development efforts for any future product candidates that we may develop;

•	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

•	the number of future product candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the costs of acquiring potential new product candidates or technology;

•	the costs of any physician education programs relating to selecting and treating genomically defined patient populations;

•	the timing and amount of milestone and other payments due to licensors for patent and technology rights used in our development platform;

•	revenue received from commercial sales, if any, of our current and future product candidates;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Under the amended and restated TMRC license agreement, we paid the balance of the remaining upfront license fee of $0.5 million in May 2016. Upon the successful dosing of the first patient in our Phase 2 clinical trial of SY-1425, we are obligated to make a $1.0 million milestone payment.

During the three months ended June 30, 2016, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of a money market fund and marketable securities and are invested in U.S. Treasury obligations.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2016, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2016 and 2015, respectively.

Item 4.  Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, who serves as our Principal Financial and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently party to any legal proceedings.

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing business environment that involves multiple risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below and in other sections of this Quarterly Report on Form 10-Q and in our subsequent filings with the SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks, and you could lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $13.4 million and $29.8 million for the years ended December 31, 2014 and 2015, respectively, and $12.0 million and $22.6 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, we had an accumulated deficit of $76.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock and our initial public offering. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and begin clinical trials with respect to SY-1425, including a Phase 2 clinical trial for which enrollment opened in the third quarter of 2016;

•	continue to develop SY-1365, including initiating a Phase 1/2 clinical trial in the first half of 2017;

•	initiate and continue research, preclinical and clinical development efforts for our preclinical programs;

•	further develop our gene control platform;

•	seek to identify and develop additional product candidates;

•	acquire or in-license other product candidates or technologies;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain additional personnel, such as clinical, quality control and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and

•	add equipment and physical infrastructure to support our research and development programs.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our common stock.

We have a limited operating history, no products approved for sale and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We commenced operations in 2011. Our operations to date have been limited to financing and staffing our company, developing our gene control platform and conducting preclinical research. We have not yet demonstrated an ability to successfully conduct clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will eventually need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials of SY-1425, advance the development of SY-1365, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. Moreover, under license agreements with various licensors, we are obligated to make milestone payments upon the successful completion of specified development and commercialization activities. In addition, if we obtain marketing approval for any product candidate that we may successfully develop, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we expect to incur significant additional costs associated with operating as a public company.  Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of SY-1425 and SY-1365, as well as our other preclinical programs. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents as of June 30, 2016, together with the net proceeds from our initial public offering that closed on July 6, 2016, will enable us to fund our operating expenses and capital expenditure requirements at least through mid-2018. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of SY-1425 and SY-1365;

•	research and preclinical development efforts for any future product candidates that we may develop;

•	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

•	the number of future product candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the costs of acquiring potential new product candidates or technology;

•	the costs of any physician education programs relating to selecting and treating genomically defined patient populations;

•	the timing and amount of milestone and other payments due to licensors for patent and technology rights used in our development platform;

•	revenue received from commercial sales, if any, of our current and future product candidates;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the costs of operating as a public company.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Discovery, Development and Commercialization of Product Candidates

Our approach to the discovery and development of product candidates based on our gene control platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

We are focused on discovering and developing medicines for the treatment of cancer and other diseases based upon our gene control platform. We are leveraging our platform to create a pipeline of gene control drug candidates for genomically defined patients whose diseases have not been adequately addressed to date by other genomics approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying our gene control platform to create medicines for genomically defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional small molecule drug research and development, our approach is both novel and unproven. Because our approach is both novel and unproven, the cost and time needed to develop our product candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product candidates on the diseases of genomically defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of genomically defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize.

We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our current or any future product candidates in clinical trials or in obtaining marketing approval thereafter. For example, although we have discovered and evaluated compounds using our novel gene control platform, we have not yet advanced a compound into any phase of clinical development.

Our gene control platform may fail to help us discover and develop additional potential product candidates.

A significant portion of the research that we are conducting involves identifying novel targets and points of intervention and developing new compounds using our gene control platform. The drug discovery that we are conducting using our gene control platform may not be successful in identifying compounds that have commercial value or therapeutic utility. Our gene control platform may initially show promise in identifying potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization for a number of reasons, including:

•	compounds created through our gene control platform may not demonstrate efficacy, safety or tolerability;

•

potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance;

•	competitors may develop alternative therapies that render our potential product candidates non-competitive or less attractive; or

•	a potential product candidate may not be capable of being produced at an acceptable cost.

Our research programs to identify new product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new product candidates. If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

In the near term, we are dependent on the success of SY-1425 and SY-1365. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize SY-1425 or SY-1365, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of SY-1425 and SY-1365. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more disease indications.

The success of SY-1425 and SY-1365 will depend on several factors, including the following:

•	initiation and successful enrollment and completion of clinical trials;

•	a safety, tolerability and efficacy profile that is satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers including with respect to the supply of active pharmaceutical ingredient for SY-1425;

•	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain the TMRC license agreement;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors;

•	successful identification of biomarkers for patient selection;

•	continued availability of appropriate tissue samples to enable the identification of novel targets in genomically defined subsets of patients; and

•	our ability to compete with other therapies.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize SY-1425 or SY-1365, on our own or with any future collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

If clinical trials of any future product candidates that we, or any future collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For example, a Phase 2 clinical trial of tamibarotene (SY-1425) for the treatment of late-stage non-small cell lung cancer, or NSCLC, under a previous license between TMRC and a third party was terminated when interim data suggested that the primary endpoint of progression-free survival for 18 months after starting therapy would not be reached. Interim data also showed that tamibarotene combined with paclitaxel and carboplatin chemotherapy was associated with increased toxicity in this non-selected NSCLC patient population. Although we have no current plans to conduct studies of SY-1425 in NSCLC or combine tamibarotene with paclitaxel and carboplatin in late-stage NSCLC patients, we face a similar risk of failure in our planned clinical trials of SY-1425. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if we, or any future collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we or they contemplate, if we, or they, are unable to successfully complete clinical trials of our product candidates or other testing, or the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or there are unacceptable safety concerns associated with our product candidates, we, or any future collaborators, may:

•	incur additional unplanned costs;

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing or other requirements; or

•	be required to remove the product from the market after obtaining marketing approval.

Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business.

Adverse events or undesirable side effects caused by, or other unexpected properties of, product candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.

Adverse events or undesirable side effects caused by, or other unexpected properties of, SY-1425, SY-1365 or any future product candidates that we may develop could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Because gene control techniques are relatively new, side effects from gene control approaches may be unpredictable. Tamibarotene has been observed to be associated with adverse events, such as mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. Furthermore, retinoids such as SY-1425 may cause birth defects and therefore may carry a warning on their label. Other examples of retinoids, a class of chemical compounds that are related to vitamin A, include all trans retinoic acid or ATRA, Retin-A, retinol (found in over-the-counter skin creams), isotretinoin and bexarotene. We have not yet tested SY-1365 in humans so the safety profile that SY-1365 will demonstrate in human clinical trials is unknown. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

If we, or any future collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of our current product candidate or any future product candidates that we, or any future collaborators, may develop, potential clinical development, marketing approval or commercialization of our product candidates could be delayed or prevented.

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of our current product candidate or any future product candidates that we, or any future collaborators, may develop, including:

•

regulators or institutional review boards may not authorize us, any future collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we, or any future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate;

•	our estimates of the genomically defined patient populations available for study may be higher than actual patient numbers and result in our inability to sufficiently enroll our trials;

•	the cost of planned clinical trials of our product candidates may be greater than we anticipate;

•

our third-party contractors or those of any future collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner or at all;

•

patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial's duration;

•

we, or any future collaborators, may have to delay, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

•

regulators or institutional review boards may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

•

the FDA or comparable foreign regulatory authorities may disagree with our, or any future collaborators', clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;

•

the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter into agreements for clinical and commercial supplies;

•

the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

Product development costs for us, or any future collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any future collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any future collaborators, to bring products to market before we, or any future collaborators, do and impair our ability, or the ability of any future collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our drug development strategy.

As one of the key elements of our development strategy, we seek to identify genomically defined subsets of patients within a disease category who may derive benefit from the product candidates we are developing. In collaboration with partners, we plan to develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we will be dependent on the sustained cooperation and effort of our third-party collaborators in developing and obtaining approval for these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of our products. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

If we, or any future collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or any future collaborators, may not be able to initiate or continue clinical trials for our current product candidate or any future product candidates that we, or any future collaborators, may develop if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the availability of approved therapeutics for the relevant disease;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial;

•	efforts to facilitate timely enrollment;

•	competing clinical trials; and

•

clinicians' and patients' perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In particular, we intend to enrich our clinical trials with patients most likely to respond to our gene control therapies. However, genomically defined diseases may have relatively low prevalence and it may be difficult for us or third parties with whom we collaborate to identify patients for our trials, which may lead to delays in enrollment for our trials. We intend to develop, or engage third parties to develop, companion diagnostics for use in our clinical trials, but we or such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying genomically defined subsets of patients for our clinical trials. Our inability to enroll a sufficient number of genomically defined patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Further, if we are unable to include a sufficient number of genomically defined patients in our trials, this could compromise our ability to seek participation in FDA's expedited review and approval programs, including Breakthrough Therapy designation and Fast Track designation, or otherwise to seek to accelerate clinical development and regulatory timelines.

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our, or any future collaborators', ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

Results of preclinical studies and early clinical trials may not be predictive of results of future late-stage clinical trials.

We have not conducted any clinical trials, and all our data results from preclinical studies. We cannot assure you that we will be able to replicate in human clinical trials the results we observed in animal models. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for our current product candidates or any future product candidates that we, or any future collaborators, may develop.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. In addition, our development programs contemplate the development of companion diagnostics by our third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occurs, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Even if any product candidates that we, or any future collaborators, may develop receive marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any future collaborators, to market the product.

Clinical trials of SY-1425, SY-1365 or any future product candidates that we, or any future collaborators, may develop will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;

•	we, or any future collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a "black box" warning or a contraindication;

•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or any future collaborators, could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

Any of these events could harm our business and operations, and could negatively impact our stock price.

Even if our current product candidates, or any future product candidate that we, or any future collaborators, may develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to competitive therapies;

•	the prevalence and severity of any side effects;

•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;

•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;

•	the product's convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	limitations or warnings, including distribution or use restrictions, contained in the product's approved labeling;

•	the strength of sales, marketing and distribution support;

•	changes in the standard of care for the targeted indications for the product; and

•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any product candidates if approved.

We do not have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to build focused capabilities to commercialize development programs for certain indications where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. The development of sales, marketing and distribution capabilities will require substantial resources, will be time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

In certain indications, we plan to seek to enter into collaborations that we believe may contribute to our ability to advance development and ultimately commercialize our product candidates. We also intend to seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates that receive marketing approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs, such as the use of chemotherapy followed by stem cell transplantation in the case of AML, MDS and ALL. SY-1425 may also face competition from other drug candidates currently in clinical development for relapsed or refractory AML and MDS, including drug candidates in development from Daiichi Sankyo Company, Limited, Boehringer Ingelheim GmbH, Agios Pharmaceuticals, Inc., Novartis AG, Astellas Pharma Inc. and Karyopharm Therapeutics Inc. We are aware of only one other selective RAR program, a compound in development from IO Therapeutics, Inc., which appears to be in an investigator initiated Phase 1/2 study in a non-selective patient group. SY-1365 may face competition from other drug candidates currently in clinical development for relapsed or refractory AML and MDS or from other drug candidates currently in development for relapsed and refractory ALL, including drug candidates in development from Amgen Inc., Novartis AG, F. Hoffman-La Roche AG and Juno Therapeutics, Inc. We are aware of two other selective cyclin-dependent kinase 7, or CDK7, inhibitor programs, both of which appear to be in early preclinical development.

Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any future collaborators, may develop. Our competitors also may obtain FDA or other marketing approval for their products before we, or any future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any future collaborators, are able to enter the market.

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, the development of our product candidates.

Even if we, or any future collaborators, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any future collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize successfully any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We will face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we or any future collaborators commercially sell any product that we may or they may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend resulting litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

Although we intend to maintain clinical trial liability insurance coverage in the amount of up to $5.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we commercialize any product that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of data exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a "reference-listed drug" in the FDA's publication, "Approved Drug Products with Therapeutic Equivalence Evaluations," or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. Because the composition of matter patent for SY-1425 has expired, it is possible that another applicant could obtain approval of tamibarotene from the FDA before us, in which case our NDA would not be eligible for NCE exclusivity. See "—Risks Related to Our Intellectual Property—We do not have composition of matter patent protection with respect to SY-1425." If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products may face from generic versions of our products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

Risks Related to Our Dependence on Third Parties

We expect to rely on third parties to conduct our clinical trials and certain aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We expect to rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct certain aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities, but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

We currently depend on third-party manufacturers to produce our preclinical and clinical drug supplies and we intend to rely upon third-party manufacturers to produce commercial supplies of any approved product candidates.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval.

We do not currently have a long term supply agreement with any third-party manufacturers. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

•	reliance on the third party for regulatory compliance, quality assurance, and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

We expect to seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the United States.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator's evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Collaborations are complex and time consuming to negotiate and document.

Any collaboration agreements that we enter into in the future may contain, restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

If we enter into collaborations with third parties for the development and commercialization of any product candidates, our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

We expect to enter into collaborations for the development and commercialization of one or more product candidates we may develop. We have not entered into any collaborations to date. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators' abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving our product candidates pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators' strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any future collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are party to several license agreements under which we license patent rights and other intellectual property related to or business, including: a license agreement with Dana-Farber under which we were granted an exclusive worldwide license under specified patents relating to CDK7 inhibitors and JNK inhibitors; a license agreement with the Whitehead Institute for Biomedical Research, or Whitehead, and the Dana-Farber Cancer Institute, or Dana-Farber, pursuant to which we were granted a predominantly exclusive, with certain non-exclusive exceptions, worldwide license under specified patents relating to modulators of Myc/Max Screen and relating to Chem-Seq; a license agreement with Whitehead pursuant to which we were granted an exclusive worldwide license under specified patents relating to super-enhancers until April 2016, which license can remain exclusive thereafter, on a field-by-field basis, as long as we can demonstrate that we are using commercially reasonable efforts in the applicable field; and the TMRC license agreement, pursuant to which we were granted a license under specified patent rights, data, regulatory filings and other intellectual property for the North American and European development and commercialization of SY-1425 for the treatment of human cancer indications. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

We do not have composition of matter patent protection with respect to SY-1425.

We own certain patents and patent applications with claims directed to specific methods of using SY-1425 and we expect to have marketing exclusivity from the FDA and EMA for a period of seven and ten years, respectively because SY-1425 has not been approved in these markets. However, composition of matter protection in the United States and elsewhere covering SY-1425 has expired. We may be limited in our ability to list our patents in the FDA's Orange Book if the use of our product, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the manufacture of SY-1425 and/or method of use patents. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compounds not covered by the method of use patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product's labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses that are not covered by our patents would limit our ability to generate revenue from the sale of SY-1425, if approved for commercial sale. Off-label sales would limit our ability to generate revenue from the sale of SY-1425, if approved for commercial sale.

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretations, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects.

We may not be successful in obtaining or maintaining necessary rights to current or future product candidates through acquisitions and in-licenses.

We currently have rights to certain intellectual property, through licenses from third parties, to develop SY-1425 and SY-1365. Because our programs may require the use of proprietary rights by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for any product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution's rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us or we may decide not to execute such option if we believe such license is not necessary to pursue our program. If we are unable or opt not to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidate, which could harm our business significantly.

We depend upon our license with TMRC, and we may not be able to maintain that license.

We have entered into a standby license with TMRC and Toko providing that if at any time the license agreement between Toko and TMRC relating to the SY-1425 rights that TMRC has licensed to us terminates or otherwise ceases to be in effect for any reason, Toko will grant directly to us such rights and licenses with respect to SY-1425 as are necessary for us to continue to develop SY-1425. If the TMRC license agreement terminates and this standby license terminates, then we may lose rights to SY-1425 that may be necessary to the development and commercialization of SY-1425, which could have a material adverse impact on our business.

If we are unable to obtain and maintain sufficient patent protection for any product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property, our competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business. We also license or purchase patent applications filed by others. The patent application and approval process is expensive and time consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

Agreements through which we license patent rights may not give us control over patent prosecution or maintenance, so that we may not be able to control which claims or arguments are presented and may not be able to secure, maintain, or successfully enforce necessary or desirable patent protection from those patent rights. We have not had and do not have primary control over patent prosecution and maintenance for certain of the patents and patent applications we license, and therefore cannot guarantee that these patents and applications will be prosecuted in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents.

We, or any future partners, collaborators or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection for them. Therefore, we may miss potential opportunities to strengthen our patent position.

It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If we or our partners, collaborators, licensees, or licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees or licensors, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we do or may license or purchase patent rights were the first to make relevant claimed inventions, or were the first to file for patent protection for them. If third parties have filed patent applications on inventions claimed in our patents or applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivations, proceedings, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Pending and future patent applications may not result in patents being issued which protect our business, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States.

Issued patents that we have or may obtain or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. We are aware of a third party that is offering super-enhancer identification and analysis services, which we believe infringe our recently issued in-licensed United States patent relating to this subject matter. We are in communication with that third party and are seeking to have them cease offering those services in light of our issued patent. If we are unsuccessful we may be required to file infringement claims against that party with all of the associated risks of patent infringement litigation set forth herein. If that party continues to offer these services, it may affect our ability to attract corporate partners who are interested in super-enhancer identification and analysis and may negatively affect the value of our technology platform and therefore harm our business.

Pursuant to the terms of some of our license agreements with third parties, some of our third party licensors have the right, but not the obligation in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors, and cannot guarantee that we would receive it and on what terms. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection, or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

In addition to the protection afforded by patents, we also rely on trade secret protection for certain aspects of our technology platform, including certain aspects of our gene control platform. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent's claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our gene control technology without infringing the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds and methods of use for the treatment of the disease indications for which we are developing our product candidates. If any third-party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates, including interference proceedings before the USPTO. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party's intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Alternatively or additionally, it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the America Invents Act, could increase those uncertainties and costs. The America Invents Act was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013. The America Invents Act reforms United States patent law in part by changing the U.S. patent system from a "first to invent" system to a "first inventor to file" system, expanding the definition of prior art, and developing a post-grant review system. This legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States for those applications filed after March 16, 2013.

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

In addition, recent court rulings in cases such as Association for Molecular Pathology v. Myriad Genetics, Inc.; BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litigation; and Promega Corp. v. Life Technologies Corp. have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and market their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Agreements through which we license patent rights may not give us sufficient rights to permit us to pursue enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents (or control of enforcement or defense) of such patent rights in all relevant jurisdictions as requirements may vary.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Moreover, such proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees and our licensors' employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, some of which may be competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Moreover, the FDA or other regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of a candidate therapeutic product, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, companion diagnostics are regulated as medical devices and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain premarket approval, or a PMA. Consequently, we anticipate that certain of our companion diagnostics may require us or our collaborators to obtain a PMA. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device's safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA approval is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we or our collaborators are required by the FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we or our collaborators do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

In its August 2014 guidance, FDA also indicated that companion diagnostics used to make treatment decisions in clinical trials of a therapeutic product generally will be considered investigational devices. When a companion diagnostic is used to make critical treatment decisions, such as patient selection, the FDA stated that the diagnostic will be considered a significant risk device requiring an IDE. We plan to use our RARA biomarker to prospectively select patients in our evaluation of SY-1425 for newly diagnosed AML patients 60 years of age or older who are not suitable candidates for standard chemotherapy and low-risk transfusion-dependent MDS patients. Accordingly, these studies will need to meet the requirements of FDA's IDE regulations. There is a risk that FDA may find that we do not comply with those requirements and, if this were to occur, we would not be able to proceed with our planned trial of SY-1425 in these patient populations.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.

In order to market and sell our products in the European Union and other foreign jurisdictions, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We, or any future collaborators, may seek orphan drug designations for product candidates and may be unable to obtain such designations.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain orphan drug exclusivity for that product candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Even if we, or any future collaborators, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. Thus, we and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers' facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of our product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, we, and any future collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or any future collaborators', ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any of our product candidates for which we, or any future collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Any of our product candidates for which we, or any future collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and if we, or any future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	restrictions on coverage by third-party payors;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

We may seek a Breakthrough Therapy designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a Breakthrough Therapy designation for one or more of our product candidates. A Breakthrough Therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as Breakthrough Therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to FDA.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive Breakthrough Therapy designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA's priority review procedures.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

In March 2010 for example, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer's outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers' Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. Further, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

We may be subject to certain healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations, and diminished profits and future earnings.

Healthcare providers, third-party payors and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare providers and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Potentially applicable U.S. federal and state healthcare laws and regulations include the following:

Anti-Kickback Statute.    The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

False Claims Laws.    The federal false claims laws, including the civil False Claims Act, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for knowingly presenting, or causing to be presented to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

HIPAA.    The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program;

HIPAA and HITECH.    HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

False Statements Statute.    The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

Transparency Requirements.    The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, with specific exceptions, to report annually to the U.S. Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

Analogous State and Foreign Laws.    Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, and reputational harm, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

We have adopted a Code of Business Conduct and Ethics that mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Controls. Exports of our products and solutions outside of the United States must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our products or solutions or changes in applicable export or import laws and regulations may create delays in the introduction, provision, or sale of our products and solutions in international markets, prevent customers from using our products and solutions or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any limitation on our ability to export, provide, or sell our products and solutions could adversely affect our business, financial condition and results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in the European Union, which is undergoing a continued severe economic crisis. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.

We are highly dependent on the pharmaceutical research and development and business development expertise of Nancy Simonian, M.D., our president and chief executive officer; Kyle D. Kuvalanka, our chief operating officer; Eric R. Olson, Ph.D., our chief scientific officer; David A. Roth, M.D., our chief medical officer; and Jorge Conde, our chief strategy officer. Each of these executive officers is employed "at will," meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason. In the future, we may be dependent on other members of our management, scientific and development team.

Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize our product candidates will be limited.

We expect to expand our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. Because we have not made any acquisitions to date, our ability to do so successfully is unproven. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms, or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained.

Our shares of common stock began trading on the Nasdaq Global Select Market on June 30, 2016.  Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The price of our common stock is likely to be highly volatile, which could result in substantial losses for our stockholders.

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of SY-1425 and SY-1365;

•	the success of existing or new competitive products or technologies;

•	regulatory actions with respect to our product candidates or our competitors' products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	commencement or termination of collaborations for our development programs;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results or development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this "Risk Factors" section.

Additionally, our stock price is likely to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to an increased incidence of securities class action litigation. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

We are an "emerging growth company," and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an "emerging growth company," we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy our material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors' confidence and our stock price.

As a private company, we had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the years ended December 31, 2013 and 2014, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to our controls over the classification of certain indirect and other expenses between general and administrative and research and development, and to the accounting for stock-based compensation. We also identified deficiencies related to our controls over our accounting for income taxes. The material weaknesses that we identified were due to the lack of appropriate oversight and review procedures by accounting personnel to properly identify and evaluate certain accounting matters that resulted in errors in our financial statements.

We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including the following:

•	we are formalizing our processes and internal control documentation and strengthening supervisory reviews by our management;

•

we have hired additional qualified accounting personnel and engaged financial consultants, both of whom have significant accounting and financial reporting experience, which will enable the implementation of internal controls over financial reporting and segregating duties amongst accounting personnel;

•	we expect to hire additional senior accounting and finance staff to complete this remediation; and

•	we intend to implement certain accounting systems to automate manual processes, such as tracking and accounting for stock-based awards.

We expect to incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by NASDAQ, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting. Any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common shares.

Pursuant to SOX Section 404 we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the Securities and Exchange Commission, or SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an "emerging growth company," as defined in the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of August 12, 2016, we had 23,374,371 shares of common stock outstanding, of which 18,774,371 shares are currently restricted under securities laws or as a result of lock-up or other agreements. The lock-up agreements expire on December 26, 2016, and the representatives of the underwriters for our initial public offering may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

Moreover, holders of an aggregate of 16,774,912 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have registered 5,804,659 shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements. If additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2015, we had federal and state net operating loss carryforwards of $44.8 million and $44.3 million, respectively, and federal and state research and development tax credit carryforwards of $1.4 million and $0.9 million, respectively, each of which if not utilized will expire at various dates through 2035. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have not conducted a detailed study to document whether our historical activities qualify to support the research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

We have never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. In addition, the terms of any future debt or credit agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own a substantial majority of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management or the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Provisions in our certificate of incorporation and bylaws and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that all members of the board are not elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call a special meeting of stockholders;

•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•

require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock will likely depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us, or provide favorable coverage. Securities or industry analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may negatively impact the market price of our common stock. In the event we do have analyst coverage, if one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against our company and our directors and officers.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued, and options granted, by us during the three months ended June 30, 2016 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.  Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or the SEC, under which exemption from registration was claimed.

During the three months ended June 30, 2016, pursuant to the terms of our 2012 Equity Incentive Plan, as amended, we granted to certain of our employees, directors and consultants options to purchase an aggregate of 64,798 shares of our common stock, at a weighted-average exercise price of $11.66 per share. During the three months ended June 30, 2016, we issued an aggregate of 239,006 shares of common stock upon the exercise of options for aggregate consideration of $0.4 million. No underwriters were involved in the foregoing issuances of securities. The issuances of stock options and the shares of our common stock issued upon the exercise of the options described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

On June 30, 2016, upon the closing of our initial public offering, all 59,958,081 shares of our then-outstanding preferred stock were automatically converted into 15,988,800 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) and Section 4(s) of the Securities Act.

Use of Proceeds from IPO

On July 6, 2016, we closed our initial public offering, or our IPO, in which we issued and sold 4,600,000 shares of our common stock at a public offering price of $12.50 per share, including 600,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $57.5 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-211818), which was declared effective by the SEC on June 30, 2016. Cowen and Company, LLC and Piper Jaffray & Co. acted as joint book-running managers of the offering and as representatives of the underwriters. JMP Securities LLC and Wedbush Securities Inc. acted as co-managers for the offering. The offering commenced on June 29, 2016 and did not terminate until the sale of all of the shares offered.

The net offering proceeds to us, after deducting underwriting discounts of $4.0 million and offering expenses payable by us totaling $7.6 million, were approximately $49.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

We had not used any of the net offering proceeds as of June 30, 2016 because the IPO closed on July 6, 2016.  There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 30, 2016.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: August 15, 2016	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Kyle D. Kuvalanka
Kyle D. Kuvalanka
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2016).

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2016).

10.1	2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, File No. 333-211818, filed by the Registrant on June 3, 2016).

10.2

Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, File No. 333-211818, filed by the Registrant on June 3, 2016).

10.3

Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, File No. 333-211818, filed by the Registrant on June 3, 2016).

10.4

Amended and Restated Cancer License Agreement, by and between the Registrant and TMRC Co., Ltd., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, File No. 333-211818, filed by the Registrant on June 3, 2016).

10.5

Supply Management Agreement, by and between the Registrant and TMRC Co., Ltd., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, File No. 333-211818, filed by the Registrant on June 3, 2016).

10.6

Consent and Stand-by License Agreement, by and among the Registrant, Toko Pharmaceutical Ind. Co., Ltd. and TMRC Co., Ltd., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, File No. 333-211818, filed by the Registrant on June 3, 2016).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1

Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2

Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document