Form 10-Q
period 2016-09-30
Syros Pharmaceuticals, Inc.
filed 2016-11-14
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on November 9, 2016: 23,380,469

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$93,494	$35,909
Prepaid expenses and other current assets	1,387	540
Total current assets	94,881	36,449
Property and equipment, net	4,603	4,799
Other long-term assets	443	1,900
Restricted cash	483	483
Total assets	$100,410	$43,631
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,039	$5,035
Accrued expenses	3,834	2,504
Deferred rent	310	284
Capital lease obligations, current portion	165	133
Total current liabilities	8,348	7,956
Deferred rent, net of current portion	1,185	1,420
Capital lease obligations, net of current portion	96	206

Commitments and contingencies (Note 7)

Series A convertible preferred stock, $0.001 par value; 0 and 30,350,000 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	29,015

Series B convertible preferred stock, $0.001 par value; 0 and 16,893,931 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	52,998

Stockholders' equity (deficit) :

Preferred stock, $0.001 par value; 10,000,000 and 0 shares authorized at September 30, 2016 and December 31, 2015, respectively, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015 , respectively	—	—
Common stock, $0.001 par value; 200,000,000 and 66,171,908 shares authorized at September 30, 2016 and December 31, 2015, respectively; 23,369,663 and 2,363,018 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	23	2
Additional paid-in capital	181,049	5,547
Accumulated deficit	(90,291)	(53,513)
Total stockholders' equity (deficit)	90,781	(47,964)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$100,410	$43,631

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Collaboration revenue	$—	$—	$—	$317
Operating expenses:
Research and development	11,584	6,866	29,374	16,030
General and administrative	2,633	1,598	7,544	3,418
Total operating expenses	14,217	8,464	36,918	19,448
Loss from operations	(14,217)	(8,464)	(36,918)	(19,131)

Other income (expense), net	48	—	140	2
Net loss and comprehensive loss	$(14,169)	$(8,464)	$(36,778)	$(19,129)
Accrued dividends on preferred stock	(121)	(1,243)	(3,681)	(3,690)
Net loss applicable to common stockholders	$(14,290)	$(9,707)	$(40,459)	$(22,819)

Net loss per share applicable to common stockholders - basic and diluted	$(0.65)	$(4.51)	$(4.44)	$(12.21)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	22,012,743	2,150,274	9,110,993	1,868,182

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2016	2015

Operating Activities
Net loss	$(36,778)	$(19,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	935	373
Loss on disposal of assets	3	—
Stock-based compensation expense	3,504	2,385
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(847)	(153)
Other long term assets	(443)	(210)
Restricted cash	—	(413)
Accounts payable	1,426	721
Accrued expenses	1,469	1,536
Deferred rent and lease incentive	(209)	61
Net cash used in operating activities	(30,940)	(14,829)
Investing Activities
Purchases of property and equipment	(2,008)	(883)
Net cash used in investing activities	(2,008)	(883)
Financing Activities
Payments on capital lease obligations	(95)	(32)
Proceeds from issuance of convertible preferred stock, net of issuance costs	39,813	—
Proceeds from issuance of common stock	360	336
Proceeds from initial public offering of common stock, net of issuance costs	50,455	—
Net cash provided by financing activities	90,533	304
Increase (decrease) in cash and cash equivalents	57,585	(15,408)
Cash and cash equivalents
Beginning of period	35,909	60,393
End of period	$93,494	$44,985
Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$12
Non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	$82,013	$—
Property and equipment received but unpaid as of period end	$76	$669
Assets acquired under capital lease	$17	$389
Offering costs incurred but unpaid at period end	$—	$1,612

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

The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals; risks inherent in the development and commercialization of medicines to treat human disease; competition from other companies, many of which are larger and better capitalized; risks relating to obtaining and maintaining necessary intellectual property protection; and the need to obtain adequate additional financing to fund the development of its product candidates and discovery activities. If the Company is unable to raise capital when needed or on favorable terms, it would be forced to delay, reduce, eliminate or out-license certain of its research and development programs or future commercialization rights to its drug candidates.

On July 6, 2016, the Company completed an initial public offering, in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $12.50 per share, including 600,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $57.5 million (the “IPO”). The Company received approximately $49.9 million in net proceeds after deducting $7.6 million of underwriting discounts and commissions and offering costs. Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 15,988,800 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its Fourth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 200,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, all with a par value of $0.001 per share. The significant increase in common stock outstanding in July 2016 relating to the IPO and conversion of convertible preferred stock is expected to impact the year-over-year comparability of the Company’s net loss per share calculations over the next year.

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $13.4 million and $29.8 million for the years ended December 31, 2014 and 2015, respectively, and $14.2 million and $36.8 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, the Company had an accumulated deficit of $90.3 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through private placements of its preferred stock and the sale of common stock in the IPO. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' (deficit) equity and working capital. The Company believes that its cash and cash equivalents of $93.5 million as of September 30, 2016 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance of these unaudited interim condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2015 and notes thereto, included in the Company’s final prospectus for the IPO filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on June 30, 2016 (the “Prospectus”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

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

Revenue Recognition

To date, the Company’s only source of revenue has been a research agreement with a multinational pharmaceutical company.

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The Company recognizes collaboration revenue under its research agreement based upon the completed performance method of revenue recognition as it is unable to reasonably estimate the period of performance of the services and the delivery of the final study report is significant to the arrangement.

Research and Development

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of the Company’s gene control platform and product candidates. Research and development costs include salaries and benefits, materials and supplies, external research, preclinical and clinical development expenses, stock-based compensation expense and facilities costs. Facilities costs primarily include the allocation of rent, utilities and depreciation.

In certain circumstances, the Company is required to make nonrefundable advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the nonrefundable advance payments are deferred and capitalized, even when there is no alternative future use for the research and development, until related goods or services are provided.

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock and stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Grants of restricted stock and stock options to other service providers, referred to as non-employees, are required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. The Company estimates the fair value of options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and lacks Company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

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

For stock-based awards that contain performance-based milestones, the Company records stock-based compensation expense in accordance with the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. For certain of the Company’s performance-based awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date.

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

	As of September 30,
	2016	2015
Convertible preferred stock	—	12,598,370
Stock options	2,534,613	1,890,337
Unvested restricted stock	6,217	331,547
	2,540,830	14,820,254

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”) which provides new guidance on management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period and to provide related footnote disclosures, if required. ASU 2014-15 is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the new guidance and determining the expected effect on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$93,494	$93,494	$—	$—

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$35,909	$35,909	$—	$—

4. Restricted Cash

At September 30, 2016 and December 31, 2015, the Company had $483,000 in restricted cash which serves as the security deposit on the lease of the Company’s current facility in Cambridge, Massachusetts (Note 7).

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Employee compensation and benefits	$1,550	$709
External research and preclinical development	1,853	981
Professional fees	391	399
Facilities	34	414
Restricted stock liability	6	1
	$3,834	$2,504

6. Indebtedness

Equipment Financing

In March 2015, the Company entered into a lease agreement with a vendor for certain laboratory equipment. The Company financed $389,000 of the amount owed under the lease agreement and is required to make consecutive monthly payments of principal, plus accrued interest at 6.44%, over 36 months through March 2018. During the nine months ended September 30, 2016, the Company made payments of $110,000, of which $15,000 related to interest. At September 30, 2016, $246,000 of principal was outstanding with respect to the equipment financing arrangement.

The Company also leases some of its office equipment under a capital lease agreement, for which $15,000 of principal was outstanding as of September 30, 2016.

7. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020. The Company has an option to extend the lease for five additional years. The Company’s lease agreement has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the lease, including any rent-free periods. The Company recorded rent expense of $320,000 for the year ended December 31, 2015 and $221,000 and $662,000 for the three and nine months ended September 30, 2016, respectively, related to the 2015 Lease. The lease agreement required the Company to issue an original letter of credit in the amount of $483,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2015 and September 30, 2016.

The 2015 Lease includes certain lease incentives in the form of tenant allowances. The Company has capitalized the improvements made with the tenant allowance into fixed assets and established a liability for the deferred lease incentive upon occupancy. The Company recorded these incentives as a component of deferred rent and will amortize these

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

incentives as a reduction of rent expense over the lease term. The related fixed assets will be amortized over the lease term.

License Agreements

Dana-Farber Cancer Institute, Inc. and Whitehead Institute for Biomedical Research

        In February 2013, the Company entered into a license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber") pursuant to which the Company was granted an exclusive worldwide, sublicensable license under specified patents relating to CDK7 inhibitors and JNK inhibitors owned or controlled by Dana-Farber. Payments totaling $3.4 million are due to Dana-Farber if and when the Company achieves certain clinical and regulatory milestones for any licensed product, none of which have been achieved as of September 30, 2016. No future potential milestone payments have been accrued as of December 31, 2015 or September 30, 2016, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company is obligated to pay a tiered royalty on net sales for licensed products in any country subject to the license. Royalty payments, if any, would continue for the duration of the licensed patents.

        In April 2013, the Company entered into a license agreement with the Whitehead Institute for Biomedical Research ("Whitehead") and the Dana-Farber, pursuant to which the Company was granted a worldwide, sublicensable license under specified patents relating to modulators of Myc/Max Screen, relating to Chem-Seq owned or controlled by Whitehead and Dana-Farber.

        In April 2013, the Company entered into an additional license agreement with Whitehead, pursuant to which the Company was granted a worldwide license under specified patents relating to super-enhancers owned or controlled by Whitehead.

 In connection with the Whitehead agreements, the Company issued 171,674 shares of its common stock to Whitehead in April 2013. Payments totaling $3.6 million are due under the Whitehead agreements when the Company achieves certain milestones. The future potential milestone payments due under the Whitehead agreements have not been accrued as of September 30, 2016 and December 31, 2015, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company paid Whitehead and the Whitehead Institute for Genome Technology Core $0.5 million for the year ended December 31, 2015 and $0.8 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively, for research services.

TMRC Co. Ltd.

 In September 2015, the Company entered into an exclusive license agreement with the Japanese oncology company TMRC Co. Ltd., ("TMRC") to develop and commercialize tamibarotene in North America and Europe for the treatment of cancer. This agreement was amended and restated in April 2016.

In exchange for this license, the Company made a non-refundable upfront payment of $1.0 million, for which $0.5 million was paid in September 2015 upon execution of the agreement, and the remaining $0.5 million was paid in May 2016. Under the agreement, the Company is also obligated to make payments upon the successful achievement of clinical and regulatory milestones totaling approximately $13.0 million per indication, defined as a distinct tumor type. In September 2016, the Company paid $1.0 million to TMRC for a development milestone achieved upon the successful dosing of the first patient in its Phase 2 clinical trial of SY-1425. In addition, the Company is obligated to pay TMRC a single-digit percentage royalty, on a country-by-country and product-by-product basis, on net product sales of SY-1425 using know-how and patents licensed from TMRC in North America and Europe for a defined royalty term.

The Company also entered into a supply management agreement with TMRC, under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. No payments were made under this supply management agreement during the nine months ended September 30, 2016.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Convertible Preferred Stock

On July 6, 2016, upon the closing of the Company’s IPO, all of the then-outstanding shares of the Company’s convertible preferred stock automatically converted into 15,988,800 shares of common stock. The Company has 10,000,000 shares of preferred stock authorized as of September 30, 2016. The authorized preferred stock was classified as stockholders’ equity at September 30, 2016.

9. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016 and became effective upon the closing of the IPO, or July 6, 2016. The 2016 Plan replaced the 2012 Equity Incentive Plan (the "2012 Plan"). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The Company initially reserved 3,218,742 shares of common stock for the issuance of awards under the 2016 Plan, which will be cumulatively increased on January 1 of each calendar year by the least of 6,000,000 shares of common stock, 4.0% of the outstanding shares of common stock as of such date, or such lesser amount as specified by the compensation committee of the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. At September 30, 2016, 2,699,352 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

Terms of stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2016 Plan. Stock option awards granted by the Company generally vest over four years, with 25% vesting on the one year anniversary of the vesting commencement date and 75% vesting ratably, on a monthly basis, over the remaining three years. Such awards are exercisable from the date of grant for a period of ten years. The Company may grant performance-based stock option awards for which vesting accelerates upon the achievement of performance-based milestones. For certain of such awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards may vest in full on the sixth anniversary of the vesting commencement date.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016 and became effective on July 6, 2016 upon the closing of the IPO. The 2016 ESPP initially will provide participating employees with the opportunity to purchase up to an aggregate of 586,666 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2017 and ending on December 31, 2025, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors.

Stock Options

Performance-Based Stock Options

The Company has granted stock options to management for which the vesting of such stock options accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. For the year ended December 31, 2015, and the nine months ended September 30, 2016, the Company recorded additional stock-based compensation expense of $26,000 and $0.2 million, respectively, related to the achievement of certain performance-based milestones. As of September 30, 2016, there was $1.1 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management.

A summary of the status of stock options as of December 31, 2015 and September 30, 2016 and changes during the nine months ended September 30, 2016 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2015	2,226,698	$3.83	8.8	$11,185
Granted	709,441	11.88
Exercised	(240,515)	3.37
Cancelled	(161,011)	1.53
Outstanding at September 30, 2016	2,534,613	$6.33	8.6	$19,108
Exercisable September 30, 2016	699,598	$2.49	7.5	$7,963
Vested and expected to vest at September 30, 2016	2,534,613	$6.33	8.6	$19,108

The intrinsic value of options exercised during the nine months ended September 30, 2016 was $2.3 million.

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

A summary of the status of unvested restricted common stock as of December 31, 2015 and September 30, 2016 and changes during the nine months ended September 30, 2016 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2015	256,881	$0.38
Vested	(177,330)	0.39
Repurchased	(73,334)	0.38
Unvested at September 30, 2016	6,217	0.98

Certain shares of restricted stock vest upon the achievement of specified performance objectives as well as continued service to the Company. As of September 30, 2016, management determined that certain milestones were achieved, and  the Company recorded additional stock-based compensation expense of $1.0 million, related to the achievement of certain performance-based milestones.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average risk-free interest rate	1.32%	1.72%	1.35%	1.76%
Expected dividend yield	-%	-%	-%	-%
Expected option term	5.94	6.11	5.98	6.09
Volatility	85.34%	81.88%	85.40%	82.59%

The weighted‑average grant date fair value per share of options granted in the nine months ended September 30, 2016 and 2015 was $8.53 and $4.42, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted common stock granted to employees and non-employees recorded in the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$1,238	$1,076	$2,727	$2,073
General and administrative	456	185	777	312
Total stock-based compensation expense	$1,694	$1,261	$3,504	$2,385

As of September 30, 2016, there was $9.3 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 3.2 years. Additionally, as of September 30, 2016, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted to non-employees.

10. Related Party Transactions

During the nine months ended September 30, 2016 and 2015, the Company paid one of its stockholders $1.0 million and $2.1 million, respectively, for external research and preclinical development services. During the nine months ended September 30, 2015, the Company paid $0.3 million to one of its stockholders for rent and other miscellaneous facilities costs related to the Company’s operating lease that expired in August 2015. No payments were made to this stockholder for the nine months ended September 30, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on June 30, 2016, or the Prospectus.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

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

Overview

We are a biopharmaceutical company pioneering an understanding of the non-coding regulatory region of the genome controlling the activation and repression of genes. Our goal is to advance a new wave of medicines to control the expression of disease-driving genes. We have built a proprietary gene control platform designed to systematically and efficiently analyze this unexploited region of DNA in human disease tissue to identify and drug novel targets linked to genomically defined patient populations. Because gene expression is fundamental to the function of all cells, we believe that our gene control platform has broad potential to create medicines that achieve profound and durable benefit across therapeutic areas and a range of diseases. By focusing on genomically defined subsets of patients, we believe we can conduct efficient clinical trials with a higher likelihood of success. We are currently focused on developing treatments for cancer and immune-mediated diseases and are building a pipeline of gene control medicines.

During the third quarter of 2016, we began enrolling patients in a Phase 2 clinical trial for our lead product candidate, SY-1425 (tamibarotene), an oral, potent and selective retinoic acid receptor alpha, or RARα agonist, in genomically defined subsets of patients with relapsed or refractory acute myelogenous leukemia, or AML, and relapsed high-risk myelodysplastic syndrome, or MDS. In October 2016, an investigational device exemption for the assay being used to select patients for this trial was approved by the U.S. Food and Drug Administration. With this approval, we plan to expand this trial to include newly diagnosed AML patients who are at least 60 years old who are not suitable candidates for standard chemotherapy, and low-risk, transfusion-dependent MDS patients. We also plan to initiate a Phase 1/2 clinical trial for our development candidate SY-1365, a highly potent and selective small molecule inhibitor of cyclin-depenent kinse 7, or CDK7, in patients with solid tumors in the first half of 2017. Both of these programs may have potential in additional disease indications. Using our platform, we are also generating a pipeline of novel preclinical drug candidates in oncology and immune-mediated diseases. Our goal is to build a fully integrated biopharmaceutical company based on our leadership position in gene control.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through private placements of preferred stock and the initial public offering of our common stock, or IPO. From inception through September 30, 2016, we raised an aggregate of $122.2 million of gross proceeds from sales of our preferred stock and from the issuance of convertible notes that subsequently converted to preferred stock to fund operations. On July 6, 2016, we completed the IPO, pursuant to which we issued and sold 4,600,000 shares of our common stock (inclusive of 600,000 shares of common stock sold by us pursuant to the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering) at a price to the public of $12.50 per share, resulting in gross proceeds of $57.5 million. We received approximately $49.9 million in net proceeds, after deducting underwriting discounts and commissions and offering costs of approximately $7.6 million. Our common stock began trading on the NASDAQ Global Select Market on June 30, 2016. Upon the closing of the IPO, all outstanding shares of our convertible preferred stock converted into 15,988,800 shares of common stock and no shares of our convertible preferred stock are currently outstanding.

Since inception, we have incurred significant operating losses. Our net losses were $36.8 million and $19.1 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $90.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	pursue clinical development of SY-1425, including a Phase 2 clinical trial for which enrollment began in the third quarter of 2016;

•	continue preclinical development efforts for SY-1365, for which we plan to initiate a Phase 1/2 clinical trial in the first half of 2017;

•	develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;

•	develop and scale up our manufacturing processes and capabilities to support our ongoing preclinical activities and clinical trials of our product candidates;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	continue our disease mapping efforts to understand the region of the genome controlling activation and repression of the genes implicated in specific diseases;

•	initiate and continue research, preclinical and clinical development efforts for other gene control programs;

•	continue investment in our proprietary gene control platform;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain key personnel; and

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including development of our gene control platform and product candidates which include:

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

The following summarizes our most advanced current research and development programs:

•

Our lead product candidate, SY-1425, is an oral, potent and selective RARα agonist. We began enrolling patients in a Phase 2 clinical trial in genomically defined subsets of patients with relapsed or refractory AML and relapsed high-risk MDS in the third quarter of 2016. In October 2016, an investigational device exemption for the assay being used to select patients for this trial was approved by the U.S. Food and Drug Administration. With this approval, we plan to expand this trial to include newly diagnosed AML patients who are at least 60 years old who are not suitable candidates for standard chemotherapy, and low-risk, transfusion-dependent MDS patients.

•

Our development candidate SY-1365 is a highly potent and selective small molecule inhibitor of CDK7. We expect to initiate a Phase 1/2 clinical trial in patients with solid tumors in the first half of 2017.

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs.

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

SY-1365 and other CDK7 program external costs	$2,746	$1,564	$7,154	$4,799
SY-1425 external costs	2,667	663	6,139	824
Other research and platform programs external costs	1,865	1,781	4,888	3,813
Employee-related expenses, including stock-based compensation	3,401	2,337	9,042	5,539
Facilities and other expenses	905	521	2,151	1,055
Total research and development expenses	$11,584	$6,866	$29,374	$16,030

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

•	approval of INDs for our product candidates to commence planned or future clinical trials;

•	successful enrollment in, and completion of, clinical trials;

•	successful data from our clinical programs that support an acceptable benefit-risk profile of our product candidates in the intended populations;

•	successful development, and subsequent clearance or approval, of companion diagnostic tests for use in identifying potential patients;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	enforcement and defense of intellectual property rights and claims;

•	maintenance of a continued acceptable safety profile of the product candidates following approval; and

•	retention of key research and development personnel.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters, and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates and remediate the material weakness in our internal control over financial reporting. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs, as well as investor and public relations expenses, associated with operating as a public company.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,
	2016	2015	Dollar Change

Statements of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	11,584	6,866	4,718
General and administrative	2,633	1,598	1,035
Total operating expenses	14,217	8,464	5,753
Other income, net	48	—	48
Net loss and comprehensive loss	$(14,169)	$(8,464)	$(5,705)

Research and Development Expense

Research and development expense increased by approximately $4.7 million from $6.9 million for the three months ended September 30, 2015 to $11.6 million for the three months ended September 30, 2016. The following table summarizes our research and development expenses for the three months ended September 30, 2016 and 2015, together with the changes to those items in dollars (in thousands):

	Three Months Ended September 30,
	2016	2015	Dollar Change

External research and development	$6,626	$3,086	$3,540
Employee-related expenses, excluding stock-based compensation	2,163	1,261	902
Stock-based compensation	1,238	1,076	162
Consulting, licensing and professional fees	652	922	(270)
Facilities and other expenses	905	521	384
Total research and development expenses	$11,584	$6,866	$4,718

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $3.5 million for costs from third parties that conduct research and development and preclinical activities on our behalf, including approximately $2.5 million in contract manufacturing and clinical development for SY-1425, including a $1.0 million milestone payment made under our license agreement with TMRC Co., Ltd., which we refer to as the TMRC license agreement, in September 2016, and approximately $0.9 million for preclinical development for SY-1365 and advancement of the CDK7 program;

•	an increase of approximately $0.9 million for increased personnel related expenses, including increased salary and benefits primarily due to the hire of research and development personnel;

•	an increase of approximately $0.2 million for increased stock-based compensation expense;

•

a decrease of approximately $0.3 million in consulting, licensing, and professional fees, due to the $0.5 million upfront payment made under the TMRC license agreement in September 2015, with no licensing payment for the corresponding period in 2016, offset by increased preclinical, clinical and regulatory consulting fees for SY-1425 and SY-1365; and

•	an increase of approximately $0.4 million for increases in facilities costs including rent, depreciation and maintenance expenses associated with our operating lease.

General and Administrative Expense

General and administrative expense increased by approximately $1.0 million from $1.6 million for the three months ended September 30, 2015 to $2.6 million for the three months ended September 30, 2016. The following table summarizes our general and administrative expenses for the three months ended September 30, 2016 and 2015, together with the changes to those items in dollars (in thousands):

	Three Months Ended September 30,
	2016	2015	Dollar Change

Employee-related expenses, excluding stock-based compensation	$941	$744	$197
Stock-based compensation	456	185	271
Consulting, licensing and professional fees	1,132	627	505
Facilities and other expenses	104	42	62
Total general and administrative expenses	$2,633	$1,598	$1,035

The change in general and administrative expense was primarily attributable to the following:

•	an increase of approximately $0.2 million for employee-related costs, including salary and benefits as a result of the increase in headcount;

•	an increase of approximately $0.3 million for stock-based compensation expense;

•	an increase of approximately $0.5 million of consulting and professional fees associated with being a public company; and

•	and increase of approximately $0.1 million in facilities costs including rent, depreciation and maintenance expenses associated with our operating lease.

Other Income (Expense), Net

 Other income (expense), net consists of interest income on our cash and cash equivalents and interest expense related to our equipment financing arrangement. The increase in other income from the three months ended September 30, 2015 to the three months ended September 30, 2016 is due to a higher level of invested cash and cash equivalents from our proceeds.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,
	2016	2015	Dollar Change

Statements of Operations Data:
Revenue	$—	$317	$(317)
Operating expenses:
Research and development	29,374	16,030	13,344
General and administrative	7,544	3,418	4,126
Total operating expenses	36,918	19,448	17,470
Other income, net	140	2	138
Net loss and comprehensive loss	$(36,778)	$(19,129)	$(17,649)

Revenue

In November 2014, we entered into a research agreement with a multinational pharmaceutical company. Revenue was $0.3 million for the nine months ended September 30, 2015 related to the completion of a research project under our research agreement with a multinational pharmaceutical company. We did not earn any revenue for the nine months ended September 30, 2016. The amount of revenue to be recognized under this agreement, if any, in future periods may fluctuate.

Research and Development Expense

Research and development expense increased by approximately $13.4 million from $16.0 million for the nine months ended September 30, 2015 to $29.4 million for the nine months ended September 30, 2016. The following table summarizes our research and development expenses for the nine months ended September 30, 2016 and 2015, together with the changes to those items in dollars (in thousands):

	Nine Months Ended September 30,
	2016	2015	Dollar Change

External research and development	$16,032	$8,079	$7,953
Employee-related expenses, excluding stock-based compensation	6,315	3,466	2,849
Stock-based compensation	2,727	2,073	654
Consulting, licensing and professional fees	2,149	1,357	792
Facilities and other expenses	2,151	1,055	1,096
Total research and development expenses	$29,374	$16,030	$13,344

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $8.0 million for costs from third parties that conduct research and development and preclinical activities on our behalf, including approximately $4.8 million in contract manufacturing and clinical development for SY-1425, including a $1.0 million milestone payment made under the TMRC license agreement in September 2016, and approximately $2.1 million for preclinical development for SY-1365 and advancement of the CDK7 program;

•	an increase of approximately $2.8 million for increased personnel related expenses, including increased salary and benefits primarily due to the hire of research and development personnel;

•	an increase of approximately $0.7 million for increased stock-based compensation expense;

•

an increase of approximately $0.8 million in consulting, licensing, and professional fees, including the remaining $0.5 million upfront payment made under TMRC license agreement in April 2016, and preclinical, clinical and regulatory consultants for SY-1425 and SY-1365; and

•	an increase of approximately $1.1 million for increases in facilities costs including rent, depreciation and maintenance expenses.

General and Administrative Expense

General and administrative expense increased by $4.1 million from $3.4 million for the nine months ended September 30, 2015 to $7.5 million for the nine months ended September 30, 2016. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2016 and 2015, together with the changes to those items in dollars (in thousands):

	Nine Months Ended September 30,
	2016	2015	Dollar Change

Employee-related expenses, excluding stock-based compensation	$3,075	$1,681	$1,394
Stock-based compensation	777	312	465
Consulting, licensing and professional fees	3,139	1,413	1,726
Facilities and other expenses	553	12	541
Total general and administrative expenses	$7,544	$3,418	$4,126

The change in general and administrative expense was primarily attributable to the following:

•	an increase of approximately $1.4 million for employee-related costs, including salary and benefits due to the increase in headcount;

•	an increase of approximately $0.5 million for stock-based compensation expense;

•	an increase of approximately $1.7 million primarily for legal and accounting fees, and costs associated with being a public company; and

•	an increase of approximately $0.5 million for increases in facilities costs including rent, depreciation and maintenance expenses associated with our operating lease.

Other Income (Expense), Net

 Other income (expense), net consists of interest income on our cash and cash equivalents and interest expense related to our equipment financing arrangement. The increase in other income from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 is due to a higher level of invested cash and cash equivalents from our proceeds.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through September 30, 2016 primarily through gross proceeds of $122.2 million from sales of our preferred stock and the issuance of convertible notes that subsequently converted into preferred stock, and $57.5 million in gross proceeds from the sale of common stock in the IPO.

As of September 30, 2016, we had cash and cash equivalents of approximately $93.5 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$(30,940)	$(14,829)
Investing activities	(2,008)	(883)
Financing activities	90,533	304
Net increase (decrease) in cash and cash equivalents	$57,585	$(15,408)

Net Cash Used in Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $30.9 million during the nine months ended September 30, 2016 compared to $14.8 million during the nine months ended September 30, 2015. The increase in cash used in operating activities was primarily due to an increase in our net loss of $17.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2.0 million during the nine months ended September 30, 2016 compared to $0.9 million during the nine months ended September 30, 2015. The increase in cash used in investing activities was due to increased purchases of property and equipment associated with our operating lease.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $90.5 million during the nine months ended September 30, 2016, compared to $0.3 million provided by financing activities during the nine months ended September 30, 2015. The increase in cash provided by financing activities was primarily due to the issuance of common stock in connection with the IPO in July 2016, as well as the issuance of $39.8 million of Series B preferred stock in January 2016.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of SY-1425, advance the development of SY-1365, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our drug candidates.

On July 6, 2016, we completed our IPO, in which we issued and sold 4,600,000 shares of common stock at a public offering price of $12.50 per share, including 600,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $57.5 million. We received approximately $49.9 million in net proceeds after deducting underwriting discounts and commissions and offering costs of $7.6 million. We believe that our cash and cash equivalents as of September 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements into mid-2018. Our future capital requirements will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of SY-1425 and SY-1365 and any associated companion diagnostic tests;

•	research and preclinical development efforts for any future product candidates that we may develop;

•	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

•	the number of future product candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the costs of acquiring potential new product candidates or technology;

•	the costs of any physician education programs relating to selecting and treating genomically defined patient populations;

•	the timing and amount of milestone and other payments due to licensors for patent and technology rights used in our development platform;

•	revenue received from commercial sales, if any, of our current and future product candidates;

•	our headcount growth and associated costs as we expand our research and development, operate as a public company, and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the costs of operating as a public company.

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

Contractual Obligations and Commitments

Under the amended and restated TMRC license agreement, we paid the balance of the remaining upfront license fee of $0.5 million in May 2016. Upon the successful dosing of the first patient in our Phase 2 clinical trial of SY-1425 in September 2016, we made a $1.0 million milestone payment to TMRC.

During the three months ended September 30, 2016, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2016, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2016 and 2015, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, who serves as our Principal Financial and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $13.4 million and $29.8 million for the years ended December 31, 2014 and 2015, respectively, and $14.2 million and $36.8 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, we had an accumulated deficit of $90.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock and our initial public offering. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and begin clinical trials with respect to SY-1425, including a Phase 2 clinical trial for which enrollment began in the third quarter of 2016;

•	continue to develop SY-1365, including initiating a Phase 1/2 clinical trial in the first half of 2017;

•	develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;

•	initiate and continue research, preclinical and clinical development efforts for our preclinical programs;

•	further develop our gene control platform;

•	seek to identify and develop additional product candidates;

•	acquire or in-license other product candidates or technologies;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire and retain additional personnel, such as clinical, quality control and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and

•	add equipment and physical infrastructure to support our research and development programs.

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

We commenced operations in 2011. Our operations to date have been limited to financing and staffing our company, developing our gene control platform and conducting preclinical and early clinical research. We have not yet demonstrated an ability to successfully conduct or complete clinical trials, obtain marketing approvals, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, develop companion diagnostic tests or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials of SY-1425, develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with SY-1425, advance the development of SY-1365, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. Moreover, under license agreements with various licensors, we are obligated to make milestone payments upon the successful completion of specified development and commercialization activities. In addition, if we obtain marketing approval for any product candidate that we may successfully develop, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we expect to incur significant additional costs associated with operating as a public company.  Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our existing cash and cash equivalents as of September 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements into mid-2018. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of SY-1425 and SY-1365 and any associated companion diagnostic tests;

•	research and preclinical development efforts for any future product candidates that we may develop;

•	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

•	the number of future product candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the costs of acquiring potential new product candidates or technology;

•	the costs of any physician education programs relating to selecting and treating genomically defined patient populations;

•	the timing and amount of milestone and other payments due to licensors for patent and technology rights used in our development platform;

•	revenue received from commercial sales, if any, of our current and future product candidates;

•	our headcount growth and associated costs as we expand our research and development, operate as a public company, and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the costs of operating as a public company.

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

We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our current or any future product candidates in clinical trials or in obtaining marketing approval thereafter. For example, although we have discovered and evaluated compounds using our novel gene control platform, we have not yet demonstrated the safety or efficacy of any of our product candidates in clinical trials.

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

The success of SY-1425 and SY-1365 will depend on several factors, including the following:

•	initiation and successful enrollment and completion of clinical trials;

•	a safety, tolerability and efficacy profile that is satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the successful development and approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with SY-1425 or SY-1365;

•	the performance of our future collaborators, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party suppliers of raw materials and drug substance and drug product manufacturers;

•	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain the TMRC license agreement;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors;

•	successful identification of biomarkers for patient selection;

•	continued availability of appropriate tissue samples to enable the identification of novel targets in genomically defined subsets of patients; and

•	our ability to compete with other therapies.

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

We are conducting a Phase 2 clinical trial of SY-1425 in genomically defined subsets of patients with relapsed or refractory acute myeloid leukemia and relapsed high-risk myelodysplastic syndrome. We anticipate having an initial data readout from the trial in the fall of 2017, which is approximately twelve months after the first patient was enrolled in the trial. We are collaborating with a third party with respect to the clinical trial assay being used to select patients with certain RARA-associated biomarkers for inclusion in the trial. Our anticipated time to data in the trial is subject to our continued ability to initiate clinical trial sites and recruit eligible patients, the performance of the clinical trial assay and the prevalence of patients with the RARA-associated biomarkers, and the satisfaction by biomarker-positive patients of other eligibility criteria for participation in the trial. The rate of patient enrollment in the trial is difficult to predict as we have no previous experience recruiting patients with the RARA-associated biomarkers for a clinical trial. Moreover, because we have not previously conducted a clinical trial of SY-1425 in genomically defined subsets of patients or conducted a clinical trial using the clinical trial assay developed by our collaborator, our assumptions concerning the sensitivity or specificity of the assay, enrollment of patients, or the efficacy of SY-1425 in any subset of patients may prove to be incorrect. As a result, there can be no assurance that we will enroll or have data from the trial when we anticipate.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For example, a Phase 2 clinical trial of tamibarotene (SY-1425) for the treatment of late-stage non-small cell lung cancer, or NSCLC, under a previous license between TMRC and a third party, was terminated when interim data suggested that the primary endpoint of progression-free survival for 18 months after starting therapy would not be reached. Interim data also showed that tamibarotene combined with paclitaxel and carboplatin chemotherapy was associated with increased toxicity in this non-selected NSCLC patient population. Although we have no current plans to conduct studies of SY-1425 in NSCLC or combine tamibarotene with paclitaxel and carboplatin in late-stage NSCLC patients, we face a similar risk of failure in our planned clinical trials of SY-1425. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

The development and commercialization of new products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs, such as the use of chemotherapy followed by stem cell transplantation in the case of AML and MDS. SY-1425 may also face competition from other drug candidates currently in clinical development for relapsed or refractory AML and MDS, including drug candidates in development from Daiichi Sankyo Company, Limited, Boehringer Ingelheim GmbH, Agios Pharmaceuticals, Inc., Novartis AG, Astellas Pharma Inc., Seattle Genetics, Inc., Celgene Corporation, and Karyopharm Therapeutics Inc. We are aware of only one other selective RAR program, a compound in development from IO Therapeutics, Inc. which, according to a government-sponsored website, is in an investigator initiated Phase 1/2 study in a non-selective patient group. In addition, we are aware of two other selective cyclin-dependent kinase 7, or CDK7, inhibitor programs, that we believe are in early preclinical development. SY-1365 may face competition from these CDK7 inhibitors.

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. Because the composition of matter patent for SY-1425 has expired and our license rights to SY-1425 from TMRC are limited to human cancer indications, it is possible that another applicant could obtain approval of tamibarotene from the FDA before us, in which case our NDA would not be eligible for NCE exclusivity. See "—Risks Related to Our Intellectual Property—We do not have composition of matter patent protection with respect to SY-1425." If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products may face from generic versions of our products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

Risks Related to Our Dependence on Third Parties

We expect to rely on third parties to conduct our clinical trials and certain aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials, research or testing.

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

Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

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

We are party to several license agreements under which we license patent rights and other intellectual property related to or business, including: a license agreement with Dana-Farber Cancer Institute, or Dana-Farber, under which we were granted an exclusive worldwide license under specified patents relating to CDK7 inhibitors and JNK inhibitors; a license agreement with the Whitehead Institute for Biomedical Research, or Whitehead, and Dana-Farber, pursuant to which we were granted a predominantly exclusive, with certain non-exclusive exceptions, worldwide license under specified patents relating to modulators of Myc/Max Screen and relating to Chem-Seq; a license agreement with Whitehead pursuant to which we were granted an exclusive worldwide license under specified patents relating to super-enhancers until April 2016, which license can remain exclusive thereafter, on a field-by-field basis, as long as we can demonstrate that we are using commercially reasonable efforts in the applicable field; and the TMRC license agreement, pursuant to which we were granted a license under specified patent rights, data, regulatory filings and other intellectual property for the North American and European development and commercialization of SY-1425 for the treatment of human cancer indications. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

We do not have composition of matter patent protection with respect to SY-1425.

We own certain patents and patent applications with claims directed to specific methods of using SY-1425 and we expect to have marketing exclusivity from the FDA and EMA for a period of five and ten years, respectively, because SY-1425 has not been approved in these markets. However, composition of matter protection in the United States and elsewhere covering SY-1425 has expired. We may be limited in our ability to list our patents in the FDA's Orange Book if the use of our product, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the manufacture of SY-1425 and/or method of use patents. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compounds not covered by the method of use patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product's labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses of a generic version of SY-1425 that are not covered by our patents would limit our ability to generate revenue from the sale of SY-1425, if approved for commercial sale. In addition, any off-label use of a generic version of SY-1425 would limit our ability to generate revenue from the sale of SY-1425, if approved for commercial sale.

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

We currently have rights to certain intellectual property, through licenses from third parties, to develop and commercialize SY-1425 for human cancers in North America and Europe, and SY-1365 for all potential uses worldwide. Because our programs may require the use of proprietary rights by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for any product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivations, proceedings, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, companion diagnostics are regulated as medical devices and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain premarket approval, or a PMA. Consequently, we anticipate that certain of our companion diagnostics may require us or our collaborators to obtain a PMA. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device's safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA approval is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we or our collaborators are required by the FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we or our collaborators do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

In its August 2014 guidance, the FDA also indicated that companion diagnostics used to make treatment decisions in clinical trials of a therapeutic product generally will be considered investigational devices. When a companion diagnostic is used to make critical treatment decisions, such as patient selection, the FDA stated that the diagnostic will be considered a significant risk device requiring an investigational device exemption, or IDE. The FDA may find that a companion diagnostic that we, alone or with a third party, plan to develop does not comply with those requirements and, if this were to occur, we would not be able to proceed with our planned trial of the applicable product candidate in these patient populations.

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

False Claims Laws.    The federal false claims laws, including the civil False Claims Act, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

We are highly dependent on the pharmaceutical research and development and business development expertise of Nancy Simonian, M.D., our president and chief executive officer; Kyle D. Kuvalanka, our chief operating officer; Eric R. Olson, Ph.D., our chief scientific officer; David A. Roth, M.D., our chief medical officer; Jorge Conde, our chief strategy officer; and Gerald E. Quirk, our chief legal officer. Each of these executive officers is employed "at will," meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason. In the future, we may be dependent on other members of our management, scientific and development team.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2016, we had 23,375,880 shares of common stock outstanding, a substantial portion of which are restricted as a result of lock-up or other agreements. The lock-up agreements expire on December 26, 2016, and the representatives of the underwriters for our initial public offering may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

Moreover, holders of a majority of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from IPO

On July 6, 2016, we closed our initial public offering, or our IPO, in which we issued and sold 4,600,000 shares of our common stock at a public offering price of $12.50 per share, including 600,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $57.5 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-211818), which was declared effective by the SEC on June 29, 2016. Cowen and Company, LLC and Piper Jaffray & Co. acted as joint book-running managers of the offering and as representatives of the underwriters. JMP Securities LLC and Wedbush Securities Inc. acted as co-managers for the offering. The offering commenced on June 29, 2016 and did not terminate until the sale of all of the shares offered.

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us totaling $7.6 million, were approximately $49.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 30, 2016.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: November 14, 2016	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Kyle D. Kuvalanka
Kyle D. Kuvalanka
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 6, 2016).

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 6, 2016).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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