Form 10-Q
period 2017-03-31
Syros Pharmaceuticals, Inc.
filed 2017-05-15
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on May 9, 2017: 26,180,116

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$47,999	$58,588
Marketable securities	22,495	25,005
Accounts receivable	551	867
Prepaid expenses and other current assets	1,460	1,048
Total current assets	72,505	85,508
Property and equipment, net	4,546	4,850
Other long-term assets	489	482
Restricted cash	483	483
Total assets	$78,023	$91,323
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,377	$2,415
Accrued expenses	3,989	6,115
Deferred revenue	—	550
Deferred rent, current portion	328	319
Capital lease obligations, current portion	171	168
Total current liabilities	6,865	9,567
Deferred rent, net of current portion	1,013	1,101
Capital lease obligations, net of current portion	9	53

Commitments and contingencies (Note 8)

Stockholders' equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively, 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 23,432,728 and 23,380,888 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	23	23
Additional paid-in capital	182,897	181,844
Accumulated other comprehensive loss	(13)	(9)
Accumulated deficit	(112,771)	(101,256)
Total stockholders' equity	70,136	80,602
Total liabilities and stockholders' equity	$78,023	$91,323

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$1,101	$—
Operating expenses:
Research and development	9,628	8,265
General and administrative	3,086	2,371
Total operating expenses	12,714	10,636
Loss from operations	(11,613)	(10,636)

Other income, net	98	48
Net loss	$(11,515)	$(10,588)
Accrued dividends on preferred stock	—	(1,737)
Net loss applicable to common stockholders	$(11,515)	$(12,325)

Net loss per share applicable to common stockholders - basic and diluted	$(0.49)	$(5.15)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	23,393,448	2,394,470

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(11,515)	$(10,588)
Other comprehensive loss:
Unrealized holding losses on marketable securities	(4)	—
Comprehensive loss	$(11,519)	$(10,588)

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2017	2016
Operating activities
Net loss	$(11,515)	$(10,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365	304
Stock-based compensation expense	884	662
Net amortization of premiums and discounts on marketable securities	7	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(412)	(552)
Accounts receivable	316	—
Other long-term assets	18	—
Accounts payable	220	(914)
Accrued expenses	(2,074)	540
Deferred revenue	(550)	—
Deferred rent and lease incentive	(79)	(70)
Net cash used in operating activities	(12,820)	(10,618)
Investing activities
Purchases of property and equipment	(396)	(1,525)
Maturities of marketable securities	2,499	—
Net cash provided by (used in) investing activities	2,103	(1,525)
Financing activities
Payments on capital lease obligations	(41)	(17)
Proceeds from issuance of common stock	169	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	39,811
Payments of offering costs	—	(1,427)
Net cash provided by financing activities	128	38,367
Increase (decrease) in cash and cash equivalents	(10,589)	26,224
Cash and cash equivalents
Beginning of period	58,588	35,909
End of period	$47,999	$62,133
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$5
Non-cash investing and financing activities
Property and equipment received but unpaid as of period end	$14	$196
Offering costs incurred but unpaid as of period end	$25	$235

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $47.7 million, $29.8 million and $13.4 million for the years ended December 31, 2016,  2015 and 2014, respectively, and $11.5 million for the three months ended March 31, 2017. As of March 31, 2017, the Company had an accumulated deficit of $112.8 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through private placements of its preferred stock, the sale of common stock in the IPO, and a private financing in April 2017. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' (deficit) equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $70.5 million as of March 31, 2017, combined with the net proceeds from the private placement of common stock that the Company completed in April 2017, will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 20, 2017.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Syros Pharmaceuticals, Inc. and its wholly owned subsidiary, Syros Securities Corporation, which is a Massachusetts corporation formed by the Company in December 2014 to exclusively engage in buying, selling and holding securities on its own behalf. All intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which consist of money market funds, overnight repurchase agreements and government agency obligations, are stated at fair value. The Company maintains its bank accounts at one major financial institution.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The carrying amounts reflected in the balance sheets for cash and cash equivalents, marketable securities, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

Revenue Recognition

To date, the Company’s only source of revenue has been a research agreement with a multinational pharmaceutical company. For the three months ended March 31 2017, the Company recognized $1.1 million in revenue related to this agreement. No revenue was recognized under this research agreement during the three months ended March 31, 2016. This research agreement expired on March 31, 2017 in accordance with its terms.

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The amount of stock-based compensation expense recognized during a period is based on the fair value of the portion of the awards that are ultimately expected to vest. As a result of the adoption of ASU 2016-09, effective January 1, 2017, the Company accounts for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from its estimates. Ultimately, the actual expense recognized over the vesting period will be for only those options that vest.

The Company expenses the fair value of its stock-based awards to employees on a straight-line basis over the associated service period, which is generally the vesting period. For stock-based awards granted to non-employees, stock-based compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of such awards.

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

Net Loss per Share

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share applicable to common stockholders is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the dilutive net loss per share applicable to common stockholders calculation, convertible preferred stock, stock options, and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented as a result of the Company’s net loss.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	As of March 31,
	2017	2016
Convertible preferred stock	—	15,988,800
Stock options	3,158,558	2,217,953
Unvested restricted stock	3,553	142,215
	3,162,111	18,348,968

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). ASU 2014-09 amends ASC 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for the Company for interim and annual periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. The Company currently has one revenue arrangement, which it expects will be completed prior to adoption. The Company plans to use the modified retrospective approach in adopting this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to put most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and, as such, will be effective for the year ended December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the new guidance and the expected effect on the Company’s consolidated financial statements. However, the Company anticipates recognition of additional assets and corresponding liabilities related to its operating lease.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (ASU No. 2016-15), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity of practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU No. 2016-15 will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU No. 2016-18). The amendments in ASU No. 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU No. 2016-18 is effective for fiscal years (including interim reporting periods within those years) beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU No. 2016-18 using a full retrospective approach. The Company believes that the adoption of this guidance will not have a significant impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new accounting guidance is effective for annual periods beginning after December 15, 2017, including

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU No. 2016-15 will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and an option to recognize gross stock-based compensation expense with actual forfeitures as they occur, as well as certain classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted ASU 2016-09 during the quarter ended March 31, 2017. The Company has applied ASU 2016-09 using a modified retrospective approach and has adopted the option to recognize stock compensation expense with actual forfeitures recognized as they occur. The adoption of this standard had an immaterial impact to the Company’s financial statements. The adoption of ASU 2016-09 also requires all excess tax benefit on stock options to be recorded in the consolidated statements of operations. The adoption did not have a material impact since the expected increase in net deferred tax assets is fully offset by a corresponding increase in the deferred tax asset valuation allowance. The amount of deferred tax assets that had not been previously recognized due to the recognition of excess tax benefits upon adoption was $0.4 million.

3. Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Marketable securities consist of securities with original maturities greater than 90 days when purchased. The Company classifies these marketable securities as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying security.

Cash equivalents and marketable securities, available-for-sale, consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

		Unrealized	Unrealized	Fair
March 31, 2017	Amortized Cost	Gains	Losses	Value
Cash Equivalents:
Money market funds	$31,001	$—	$—	$31,001
Government agency obligations	1,998	—	—	1,998
Overnight repurchase agreements	15,000	—	—	15,000
Marketable Securities:
U.S treasury obligations	22,508	—	(13)	22,495
Total:	$70,507	$—	$(13)	$70,494

		Unrealized	Unrealized	Fair
December 31, 2016	Amortized Cost	Gains	Losses	Value
Cash Equivalents:
Money market funds	$58,588	$—	$—	$58,588
Marketable Securities:
U.S treasury obligations	25,014	—	(9)	25,005
Total:	$83,602	$—	$(9)	$83,593

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At March 31, 2017, the Company held nine securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of March 31, 2017 was $22.5 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than temporary impairment as of March 31, 2017.

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$31,001	$31,001	$—	$—
Government agency obligations	1,998	1,998	—	—
Overnight repurchase agreements	15,000	—	15,000	—
Marketable securities:
U.S treasury obligations	22,495	22,495	—	—
	$70,494	$55,494	$15,000	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$58,588	$58,588	$—	$—
Marketable securities:
U.S treasury obligations	25,005	25,005	—	—
	$83,593	$83,593	$—	$—

5. Restricted Cash

At March 31, 2017 and December 31, 2016, the Company had $483,000 in restricted cash that serves as the security deposit on the lease of the Company’s current facility in Cambridge, Massachusetts (Note 8).

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Employee compensation and benefits	$831	$1,911
External research and preclinical development	2,482	3,290
Professional fees	631	819
Facilities	41	90
Restricted stock liability	4	5
	$3,989	$6,115

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Indebtedness

Equipment Financing

In March 2015, the Company entered into a lease agreement with a vendor for certain laboratory equipment. The Company financed $389,000 of the amount owed under the lease agreement and is required to make consecutive monthly payments of principal, plus accrued interest at 6.44%, over 36 months through March 2018. During the three months ended March 31, 2017, the Company made payments of $43,000, of which $3,000 related to interest. At March 31, 2017,  $166,000 of principal was outstanding with respect to the equipment financing arrangement. The Company also leases some of its office equipment under a capital lease agreement.

8. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020. The Company has an option to extend the lease for five additional years. The Company’s lease agreement has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the lease, including any rent-free periods. The Company recorded rent expense of $882,000 for the year ended December 31, 2016 and $221,000 and $220,000 for the three months ended March 31, 2017 and 2016, respectively, related to the 2015 Lease. The lease agreement required the Company to issue an original letter of credit in the amount of $483,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2016 and March 31, 2017.

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

License Agreements

Dana-Farber Cancer Institute, Inc. and Whitehead Institute for Biomedical Research

        In February 2013, the Company entered into a license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber") pursuant to which the Company was granted an exclusive worldwide, sublicensable license under specified patents relating to CDK7 inhibitors and JNK inhibitors owned or controlled by Dana-Farber. Payments totaling $3.4 million are due to Dana-Farber if and when the Company achieves certain clinical and regulatory milestones for any licensed product, none of which have been achieved as of March 31, 2017. No future potential milestone payments have been accrued as of March 31, 2017 or December 31, 2016, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company is obligated to pay a tiered royalty on net sales for licensed products in any country subject to the license. Royalty payments, if any, would continue for the duration of the licensed patents.

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In connection with the Whitehead agreements, the Company issued 171,674 shares of its common stock to Whitehead in April 2013. Payments totaling $3.6 million are due under the Whitehead agreements when the Company achieves certain milestones. The future potential milestone payments due under the Whitehead agreements have not been accrued as of March 31, 2017 or December 31, 2016, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company paid Whitehead and the Whitehead Institute for Genome Technology Core $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, for annual license maintenance fees and research services.

TMRC Co. Ltd.

 In September 2015, the Company entered into an exclusive license agreement with the Japanese oncology company TMRC Co. Ltd., ("TMRC") to develop and commercialize tamibarotene in North America and Europe for the treatment of cancer. This agreement was amended and restated in April 2016.

In exchange for this license, the Company agreed to make a non-refundable upfront payment of $1.0 million, for which $0.5 million was paid in September 2015 upon execution of the agreement, and the remaining $0.5 million was paid in May 2016. Under the agreement, the Company is also obligated to make payments upon the successful achievement of clinical and regulatory milestones totaling approximately $13.0 million per indication, defined as a distinct tumor type. In September 2016, the Company paid $1.0 million to TMRC for a development milestone achieved upon the successful dosing of the first patient in its Phase 2 clinical trial of SY-1425. In addition, the Company is obligated to pay TMRC a single-digit percentage royalty, on a country-by-country and product-by-product basis, on net product sales of SY-1425 using know-how and patents licensed from TMRC in North America and Europe for a defined royalty term.

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company made payments of $0.4 million under this supply management agreement during the three months ended March 31, 2017. No payments were made under this supply management agreement during the three months ended March 31, 2016.

9. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The 2016 Plan replaced the 2012 Equity Incentive Plan (the "2012 Plan"). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The Company initially reserved 3,218,742 shares of common stock for the issuance of awards under the 2016 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each calendar year, commencing on January 1, 2017 and ending on December 31, 2025, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the compensation committee of the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2016 Plan was increased by 935,430 shares. At March 31, 2017,  2,963,107 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

Terms of stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2016 Plan. Stock option awards granted by the Company generally vest over four years, with

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

25% vesting on the first anniversary of the vesting commencement date and 75% vesting ratably, on a monthly basis, over the remaining three years. Such awards are exercisable from the date of grant for a period of ten years. The Company may grant performance-based stock option awards for which vesting accelerates upon the achievement of performance-based milestones. For certain of such awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards may vest in full on the sixth anniversary of the vesting commencement date.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The 2016 ESPP initially will provide participating employees with the opportunity to purchase up to an aggregate of 586,666 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2017 and ending on December 31, 2025, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2016 ESPP was increased by 233,857 shares.

Stock Options

Performance-Based Stock Options

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During the three months ended March 31, 2017 and 2016, respectively, the Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones. As of March 31, 2017, there was $0.9 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management.

During the year ended December 31, 2016, the Company granted options to purchase 75,000 shares of common stock to an advisor for which the vesting accelerates upon the achievement of performance-based criteria. As of March 31, 2017, no such performance-based criteria were achieved.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

A summary of the status of stock options as of December 31, 2016 and March 31, 2017 and changes during the three months ended March 31, 2017 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2016	2,543,435	$6.44	8.3	$14,898
Granted	864,000	10.91
Exercised	(50,508)	2.78
Cancelled	(198,369)	5.17
Outstanding at March 31, 2017	3,158,558	$7.81	8.2	$25,554
Exercisable at March 31, 2017	908,893	$3.74	6.0	$11,082
Vested and expected to vest at March 31, 2017	3,158,558	$7.81	8.2	$25,554

The intrinsic value of options exercised during the three months ended March 31, 2017 was $0.5 million.

Restricted Common Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock with time- and performance-based vesting criteria. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a component of accrued expenses or other long term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests over time or upon the achievement of performance.

A summary of the status of unvested restricted common stock as of December 31, 2016 and changes during the three months ended March 31, 2017 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	4,885	$0.98
Vested	(1,332)	0.98
Repurchased	—	—
Unvested at March 31, 2017	3,553	$0.98

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Weighted-average risk-free interest rate	2.07%	1.39%
Expected dividend yield	-%	-%
Expected option term	6.07	6.08
Volatility	86.14%	85.52%

The weighted‑average grant date fair value per share of options granted in the three months ended March 31, 2017 and 2016 was $7.96 and $6.13, respectively.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table summarizes the stock-based compensation expense for stock options and restricted common stock granted to employees and non-employees recorded in the Company’s statements of operations:

	Three Months Ended March 31,
	2017	2016
Research and development	$330	$560
General and administrative	554	102
Total stock-based compensation expense	$884	$662

As of March 31, 2017, there was $13.0 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 3.1 years. Additionally, as of March 31, 2017, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted to non-employees.

10. Subsequent Event

On April 26, 2017, the Company issued and sold an aggregate of 2,592,591 shares of its common stock in a private placement at a price per share of $13.50, resulting in aggregate gross proceeds of $35.0 million, before deducting placement agent fees of $2.1 million and other offering expenses estimated to be $0.2 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the Securities and Exchange Commission, or SEC, on March 20, 2017.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in the Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A Risk Factors.

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

In the third quarter of 2016, we began enrolling patients in a Phase 2 clinical trial for our lead product candidate, SY-1425 (tamibarotene), an oral, potent and selective retinoic acid receptor alpha, or RARα, agonist, in genomically defined subsets of patients with relapsed or refractory acute myelogenous leukemia, or AML, and relapsed high-risk myelodysplastic syndrome, or MDS. In the fourth quarter of 2016, an investigational device exemption for the assay being used to select patients for this trial was approved by the U.S. Food and Drug Administration, or FDA. With this approval, we have expanded this trial to include newly diagnosed AML patients who are at least 60 years old and are not suitable candidates for standard chemotherapy, and lower-risk, transfusion-dependent MDS patients. During 2017, we further expanded this trial to explore the safety and efficacy of SY-1425 when combined with azacitidine, a hypomethylating agent that is commonly used to treat AML, in newly diagnosed AML patients who are at least 60 years old and not suitable candidates for standard chemotherapy. On the basis of preclinical data we have generated, we also plan to pursue clinical development of SY-1425 in combination with an anti-CD38 therapeutic antibody in defined subsets of AML and MDS patients identified using our biomarkers. In May 2017, we initiated a Phase 1 clinical trial for our development candidate SY-1365, a highly potent and selective small molecule inhibitor of cyclin-dependent kinase 7, or CDK7, in patients with advanced solid tumors. Both of these programs may have potential in additional disease indications. Using our platform, we are also generating a pipeline of novel preclinical drug candidates in cancer, including immuno-oncology, and advancing our research efforts in autoimmune and rare genetic diseases. We plan to advance one of our four preclinical programs to support a potential investigational new drug application, or IND, filing in 2019. Our goal is to build a fully integrated biopharmaceutical company based on our leadership position in gene control.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through private placements of preferred stock and the initial public offering of our common stock, or IPO. From inception through March 31, 2017, we raised an aggregate $179.7 million from such transactions, including $57.5 million in aggregate gross proceeds from our IPO in July 2016, and $122.2 million of gross proceeds from sales of our preferred stock and from the issuance of convertible notes that subsequently converted to preferred stock to fund operations. On April 26, 2017, we issued and sold an aggregate of 2,592,591 shares of our common stock in a private placement at a price per share of $13.50, resulting in aggregate gross proceeds of $35.0 million, before deducting placement agent fees of $2.1 million and other offering expenses estimated to be $0.2 million.

Since inception, we have incurred significant operating losses. Our net losses were $11.5 million and $10.6 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $112.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•

continue the planned clinical development activities with respect to SY-1425, including a Phase 2 clinical trial for which enrollment began in the third quarter of 2016, and SY-1365, for which enrollment in a Phase 1 clinical trial began in the second quarter of 2017;

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

•	consulting, licensing and professional fees related to research and development activities; and

•	facilities costs, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other operating costs

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

The following summarizes our most advanced current research and development programs:

•

Our lead product candidate, SY-1425, is an oral, potent and selective RARα agonist. We began enrolling patients in a Phase 2 clinical trial in genomically defined subsets of patients with relapsed or refractory AML and relapsed high-risk MDS in the third quarter of 2016. In October 2016, an investigational device exemption for the assay being used to select patients for this trial was approved by the FDA. During 2017, we further expanded this trial to explore the safety and efficacy of SY-1425 when combined with azacitidine, a hypomethylating agent that is commonly used to treat AML, in newly diagnosed AML patients who are at least 60 years old and not suitable candidates for standard chemotherapy.

•

Our development candidate SY-1365 is a highly potent and selective small molecule inhibitor of CDK7. We initiated a Phase 1 clinical trial of SY-1365 in patients with advanced solid tumors in May 2017.

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs.

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016

SY-1425 external costs	$1,801	$1,397
SY-1365 and other CDK7 program external costs	1,641	1,980
Other research and platform programs external costs	2,141	1,701
Employee-related expenses, including stock-based compensation	2,931	2,578
Facilities and other expenses	1,114	609
Total research and development expenses	$9,628	$8,265

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

•

successful completion of preclinical studies, including activities related to an IND and minimally efficacious dose studies in animals, where applicable and requested under the good laboratory practice, or GLP, requirements of the FDA;

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs, as well as investor and public relations expenses, associated with operating as a public company.

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation, and there have been no significant changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on March 20, 2017, other than the adoption of ASU 2016-09 discussed in the notes to the condensed consolidated financial statements as of March 31, 2017.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,
	2017	2016	Dollar Change	% Change

Statements of Operations Data:
Revenue	$1,101	$—	$1,101	100%
Operating expenses:
Research and development	9,628	8,265	1,363	16%
General and administrative	3,086	2,371	715	30%
Total operating expenses	12,714	10,636	2,078	20%
Other income, net	98	48	50	104%
Net loss	$(11,515)	$(10,588)	$927	9%

Revenue

Under the research agreement we entered into with a multinational pharmaceutical company, we recognized revenue of $1.1 million during the three months ended on March 31, 2017. The research agreement expired on March 31, 2017 in accordance with its terms, and we do not expect to recognize revenue from this agreement in the future. We did not earn any revenue during the three months ended March 31, 2016.

Research and Development Expense

Research and development expense increased by approximately $1.3 million, or 16%, from $8.3 million for the three months ended March 31, 2016 to $9.6 million for the three months ended March 31, 2017. The following table summarizes our research and development expenses for the three months ended March 31, 2017 and 2016, together with the changes to those items in dollars (in thousands):

	Three Months Ended March 31,
	2017	2016	Dollar Change	% Change

External research and development	$5,244	$4,486	$758	17%
Employee-related expenses, excluding stock-based compensation	2,601	2,018	583	29%
Stock-based compensation	330	560	(230)	(41)%
Consulting, licensing and professional fees	339	592	(253)	(43)%
Facilities and other expenses	1,114	609	505	83%
Total research and development expenses	$9,628	$8,265	$1,363	16%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $0.8 million, or 17%, for costs from third parties that conduct research and development and preclinical activities on our behalf, including approximately $0.6 million in clinical development for SY-1425;

•	an increase of approximately $0.6 million, or 29%, for increased personnel related expenses, including increased salary and benefits primarily due to the hire of research and development personnel;

•	a decrease of approximately $0.2 million, or 41%, for stock-based compensation expense;

•

a decrease of approximately $0.3 million, or 43%, in consulting, licensing, and professional fees primarily related to completed preclinical and regulatory consulting activities of our late-stage programs; and

•	an increase of approximately $0.5 million, or 83% for increases in the allocation of facilities costs and other operating costs.

General and Administrative Expense

General and administrative expense increased by approximately $0.7 million, or 30%, from $2.4 million for the three months ended March 31, 2016 to $3.1 million for the three months ended March 31, 2017. The change in general and administrative expense was primarily attributable to the following:

•	an increase of approximately $0.3 million for employee-related costs, including salary and benefits as a result of the increase in headcount; and

•	an increase of approximately $0.5 million for stock-based compensation expense.

Other Income (Expense), Net

 Other income (expense), net consists of interest income on our cash and cash equivalents, interest, amortization of premiums and discounts on marketable securities, and interest expense related to our equipment financing arrangement. The increase in other income from the three months ended March 31, 2016 to the three months ended March 31, 2017 is due to a higher level of invested cash, cash equivalents and marketable securities from our proceeds.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through March 31, 2017 primarily through gross proceeds of $122.2 million from sales of our preferred stock and the issuance of convertible notes that subsequently converted into preferred stock, and $57.5 million in gross proceeds from the sale of common stock in the IPO.

As of March 31, 2017, we had cash, cash equivalents and marketable securities of approximately $70.5 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016

Net cash provided by (used in):
Operating activities	$(12,820)	$(10,618)
Investing activities	2,103	(1,525)
Financing activities	128	38,367
Net increase (decrease) in cash and cash equivalents	$(10,589)	$26,224

Net Cash Used in Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $12.8 million during the three months ended March 31, 2017 compared to $10.6 million during the three months ended March 31, 2016. The increase in cash used in operating activities was partially due to an increase in our net loss of $0.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Net Cash Provided by (Used) in Investing Activities

Net cash provided by investing activities was $2.1 million during the three months ended March 31, 2017 compared to net cash used in investing activities of $1.5 million during the three months ended March 31, 2016. The increase in cash provided by investing activities was due to maturities of marketable securities in the three months ended March 31, 2017 as compared to purchases of property and equipment in the three months ended March 31, 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2017, compared to $38.4 million provided by financing activities during the three months ended March 31, 2016. The decrease in cash provided by financing activities was primarily due to the issuance of preferred stock in connection with the issuance of $39.8 million of Series B preferred stock in January 2016 that converted into shares of common stock upon the closing of the IPO.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of SY-1425 and SY-1365, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our drug candidates.

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

On April 26, 2017, we issued and sold an aggregate of 2,592,591 shares of our common stock in a private placement at a price per share of $13.50, resulting in aggregate gross proceeds of $35.0 million, before deducting placement agent fees of $2.1 million and other offering expenses estimated to be $0.2 million.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2017, together with the net proceeds from the private placement of our common stock that we completed in April 2017, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2018. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on March 20, 2017.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of a money market fund and marketable securities and are invested in U.S. treasury or government obligations.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2017, we had no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2017 and 2016, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, who serve as our Principal Executive Officer and Principal Financial Officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, we implemented an accounting system for purposes of tracking and accounting for stock-based awards. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $13.4 million, $29.8 million and $47.7 million for the years ended December 31, 2014, 2015 and 2016, respectively and were $11.5 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $112.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock and our initial public offering. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•

continue the planned clinical development activities with respect to SY-1425, including a Phase 2 clinical trial for which enrollment began in the third quarter of 2016, and SY-1365, for which enrollment in a Phase 1 clinical trial began in the second quarter of 2017;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly with respect to our ongoing Phase 2 clinical trial of SY-1425 and the planned combination study of SY-1425, with an anti-CD38 therapeutic antibody and as we develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with SY-1425, advance the clinical development of SY-1365, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. Moreover, under license agreements with various licensors, we are obligated to make milestone payments upon the successful completion of specified development and commercialization activities. In addition, if we obtain marketing approval for any product candidate that we may successfully develop, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of SY-1425 and SY-1365, as well as our other preclinical programs. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2017, together with the net proceeds from the private placement of our common stock that we completed in April 2017, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2018. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

The success of SY-1425 and SY-1365 will depend on several factors, including the following:

•	initiation and successful enrollment and completion of clinical trials;
•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the successful development and approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with SY-1425 or SY-1365;
•	the performance of our future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party suppliers of raw materials and drug substance and drug product manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
•

obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain our license agreement with TMRC Co. Ltd., or TMRC;

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

If clinical trials of any product candidates that we, or any future collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

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

We are conducting a Phase 2 clinical trial of SY-1425 in genomically defined subsets of patients with relapsed or refractory acute myeloid leukemia and relapsed high-risk myelodysplastic syndrome. We anticipate having an initial data readout from the trial in the fall of 2017, which is approximately twelve months after the first patient was enrolled in the trial. We are collaborating with a third party with respect to the clinical trial assay being used to select patients with our RARA biomarker or another RARA pathway biomarker for inclusion in the trial. Our anticipated time to data in this trial is subject to our continued ability to initiate clinical trial sites and recruit eligible patients, the performance of the clinical trial assay and the prevalence of patients with these biomarkers, and the satisfaction by biomarker-positive patients of other eligibility criteria for participation in the trial. The rate of patient enrollment in the trial is difficult to predict as we have no previous experience recruiting patients with these biomarkers for a clinical trial. Moreover, because we have not previously conducted a clinical trial of SY-1425 in genomically defined subsets of patients or conducted a clinical trial using the clinical trial assay developed by our collaborator, our assumptions concerning the sensitivity or specificity of the assay, enrollment of patients, or the efficacy of SY-1425 in any subset of patients may prove to be incorrect. As a result, there can be no assurance that we will enroll or have data from the trial when we anticipate.

We are also conducting a Phase 1, dose escalation clinical trial of SY-1365 in patients with advanced solid tumors. Our anticipated time to data in this trial is subject to our ability to recruit eligible patients and the number of dose cohorts that will need to be enrolled prior to observing pharmacokinetic activity, if achieved at all. Our assumption as to the activity of SY-1365 at particular dose levels may prove to be incorrect. There can be no assurance that we will enroll or have data from the trial when we anticipate.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, SY-1425, SY-1365 or any future product candidates that we may develop could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Because gene control techniques are relatively new, side effects from gene control approaches may be unpredictable. Tamibarotene has been observed to be associated with adverse events, such as mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. Furthermore, retinoids such as SY-1425 may cause birth defects and therefore may carry a warning on their label. Other examples of retinoids, a class of chemical compounds that are related to vitamin A, include all trans retinoic acid or ATRA, Retin-A, retinol (found in over-the-counter skin creams), isotretinoin and bexarotene. We are and expect to continue evaluating the administration of tamibarotene in combination with certain other biological and pharmaceutical products in patients with AML. We cannot predict at this time whether the combination of tamibarotene with another product will be well tolerated by patients in clinical studies or that any unexpected adverse events or undesirable side effects will not occur. In addition, our experience administering SY-1365 to humans has been limited to date, so the safety profile that SY-1365 will demonstrate in human clinical trials is unknown. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

The development and commercialization of new products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs, such as the use of chemotherapy followed by stem cell transplantation in the case of AML and MDS. SY-1425 may also face competition from other drug candidates currently in clinical development for relapsed or refractory AML and MDS, including drug candidates in development from Daiichi Sankyo Company, Limited, Boehringer Ingelheim GmbH, Agios Pharmaceuticals, Inc., Novartis AG, Astellas Pharma Inc., Seattle Genetics, Inc., Celgene Corporation, Janssen Research & Development LLC, Pfizer, Inc., Karyopharm Therapeutics Inc. and Aileron Therapeutics, Inc. We are aware of only one other selective RARα program, a compound in development from Io Therapeutics, Inc. which, according to a government-sponsored website, is in an investigator initiated Phase 1/2 study in a non-selective patient group in relapsed and refractory AML and high-risk MDS. In addition, we are aware of two other selective cyclin-dependent kinase 7, or CDK7, inhibitor programs, that we believe are in early preclinical development. SY-1365 may face competition from these selective CDK7 inhibitors.

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

We do not currently have a long-term supply agreement with any third-party manufacturers. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

We have entered into a standby license with TMRC and Toko Pharmaceuticals Ind. Co. Ltd., or Toko, providing that if at any time the license agreement between Toko and TMRC relating to the SY-1425 rights that TMRC has licensed to us terminates or otherwise ceases to be in effect for any reason, Toko will grant directly to us such rights and licenses with respect to SY-1425 as are necessary for us to continue to develop SY-1425. If the TMRC license agreement terminates and this standby license terminates, then we may lose rights to SY-1425 that may be necessary to the development and commercialization of SY-1425, which could have a material adverse impact on our business.

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

We may seek a Breakthrough Therapy designation for one or more of our product candidates. A Breakthrough Therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as Breakthrough Therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost-

effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 31, 2017, we had 23,436,281 shares of common stock outstanding. The holders of a significant percentage of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In April 2017, we completed a private placement of 2,592,591 shares of our common stock to several accredited institutional investors. We have agreed to file a registration statement covering the resale by these investors of the shares of common stock purchased in the private placement, to use commercially reasonable efforts to cause this registration statement to become effective as soon as practicable, and to keep this registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act..

As of March 31, 2017, we had registered 6,973,946 shares of common stock for potential issuance under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from IPO

Our initial public offering of our common stock was effected through a Registration Statement on Form S-1 (File No. 333-211818), which was declared or became effective on June 29, 2016. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 30, 2016.

Private Placement

On April 20, 2017, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the purchasers named therein, or the Purchasers. Pursuant to the Purchase Agreement, on April 26, 2017 we sold an aggregate of 2,592,591 shares of our common stock, or the Shares, at a price per share of $13.50, resulting in aggregate gross proceeds of $35.0 million, before deducting placement agent fees of $2.1 million and other offering expenses estimated to be $0.2 million. In connection with the Purchase Agreement, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the Purchasers. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the SEC within 30 days of the date of the Registration Rights Agreement for purposes of registering the resale of the Shares.

The issuance and sale of the Shares pursuant to the Purchase Agreement was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act 1933.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: May 15, 2017	By:	/s/ Kyle D. Kuvalanka
Kyle D. Kuvalanka
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 6, 2016).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 6, 2016).

10.1

Securities Purchase Agreement, dated April 20, 2017, by and among registrant and the persons party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on April 21, 2017).

10.2

Registration Rights Agreement, dated April 20, 2017, by and among registrant and the persons party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on April 21, 2017).

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