Form 10-Q
period 2017-06-30
Syros Pharmaceuticals, Inc.
filed 2017-08-09
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 31, 2017: 26,260,203

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$79,531	$58,588
Marketable securities	11,990	25,005
Accounts receivable	—	867
Prepaid expenses and other current assets	1,669	1,048
Total current assets	93,190	85,508
Property and equipment, net	4,508	4,850
Other long-term assets	850	482
Restricted cash	483	483
Total assets	$99,031	$91,323
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,348	$2,415
Accrued expenses	5,201	6,115
Deferred revenue	—	550
Deferred rent, current portion	337	319
Capital lease obligations, current portion	130	168
Total current liabilities	7,016	9,567
Deferred rent, net of current portion	926	1,101
Capital lease obligations, net of current portion	8	53

Commitments and contingencies (Note 8)

Stockholders' equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively, 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 26,231,703 and 23,380,888 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	26	23
Additional paid-in capital	217,200	181,844
Accumulated other comprehensive loss	(6)	(9)
Accumulated deficit	(126,139)	(101,256)
Total stockholders' equity	91,081	80,602
Total liabilities and stockholders' equity	$99,031	$91,323

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$1,101	$—
Operating expenses:
Research and development	10,041	9,525	19,669	17,790
General and administrative	3,472	2,540	6,558	4,911
Total operating expenses	13,513	12,065	26,227	22,701
Loss from operations	(13,513)	(12,065)	(25,126)	(22,701)

Other income, net	145	44	243	92
Net loss	$(13,368)	$(12,021)	$(24,883)	$(22,609)
Accrued dividends on preferred stock	—	(1,823)	—	(3,560)
Net loss applicable to common stockholders	$(13,368)	$(13,844)	$(24,883)	$(26,169)

Net loss per share applicable to common stockholders - basic and diluted	$(0.52)	$(5.42)	$(1.02)	$(10.57)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	25,584,147	2,553,146	24,511,205	2,475,576

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(13,368)	$(12,021)	$(24,883)	$(22,609)
Other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	7	—	3	—
Comprehensive loss	$(13,361)	$(12,021)	$(24,880)	$(22,609)

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(24,883)	$(22,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	746	620
Loss on disposal of assets	—	3
Stock-based compensation expense	2,040	1,810
Net amortization of premiums and discounts on marketable securities	13	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(621)	(1,497)
Accounts receivable	867	—
Other long-term assets	(368)	—
Accounts payable	(787)	(1,423)
Accrued expenses	(930)	1,467
Deferred revenue	(550)	—
Deferred rent and lease incentive	(157)	(140)
Net cash used in operating activities	(24,630)	(21,769)
Investing activities
Purchases of property and equipment	(708)	(1,827)
Purchases of marketable securities	(1,995)	—
Maturities of marketable securities	15,000	—
Net cash provided by (used in) investing activities	12,297	(1,827)
Financing activities
Payments on capital lease obligations	(83)	(55)
Proceeds from issuance of common stock through employee benefit plans	718	357
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	39,813
Proceeds from issuance of common stock through private placement, net of placement agent fees	32,865	—
Payments of offering costs	(224)	(2,312)
Net cash provided by financing activities	33,276	37,803
Increase (decrease) in cash and cash equivalents	20,943	14,207
Cash and cash equivalents
Beginning of period	58,588	35,909
End of period	$79,531	$50,116
Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$10
Non-cash investing and financing activities
Property and equipment received but unpaid as of period end	$46	$112
Assets acquired under capital lease	$—	17
Offering costs incurred but unpaid as of period end	$40	$625

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

On July 6, 2016, the Company completed an initial public offering, in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $12.50 per share, including 600,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $57.5 million (the “IPO”). The Company received approximately $49.9 million in net proceeds after deducting $7.6 million of underwriting discounts and commissions and offering costs. Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 15,988,800 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its Fourth Amended and Restated Certificate of Incorporation to change the authorized capital stock to 200,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, all with a par value of $0.001 per share. The significant increase in common stock outstanding in July 2016 relating to the IPO and conversion of convertible preferred stock is expected to impact the year-over-year comparability of the Company’s net loss per share calculations through the remainder of 2017. Additionally, on April 26, 2017, the Company issued and sold an aggregate of 2,592,591 shares of its common stock in a private placement at an offering price of $13.50 per share, for aggregate gross proceeds of $35.0 million, before deducting placement agent fees of $2.1 million and other offering expenses of $0.3 million.

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $47.7 million, $29.8 million and $13.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $24.9 million for the six months ended June 30, 2017. As of June 30, 2017, the Company had an accumulated deficit of $126.1 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through private placements of its preferred stock, the sale of common stock in the IPO, and a private placement of common stock in April 2017. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $91.5 million as of June 30, 2017, will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

Revenue Recognition

To date, the Company’s only source of revenue has been a research agreement with a multinational pharmaceutical company. For the six months ended June 30, 2017, the Company recognized $1.1 million in revenue related to this agreement. No revenue was recognized under this research agreement during the six months ended June 30, 2016. This research agreement expired on March 31, 2017 in accordance with its terms.

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company would recognize revenue from the combined unit of accounting over the contractual or estimated performance period for the undelivered items, which is typically the term of its research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company would recognize revenue under the arrangement on a straight-line basis over the period during which it expects to complete its performance obligations or upon completion when the final act is of such significance to the overall arrangement that performance has not substantively occurred until the completion of that act. Conversely, if the pattern of performance over which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company would recognize revenue under the arrangement using the proportional performance method.

The Company recognized revenue under its research agreement based upon the completed performance method of revenue recognition as it is unable to reasonably estimate the period of performance of the services and the delivery of the final study report is significant to the arrangement.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock and stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Grants of restricted stock and stock options to other service providers, referred to as non-employees, are required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. The Company estimates the fair value of options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and therefore, lacks Company-specific historical and implied volatility information. As a result, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

	As of June 30,
	2017	2016
Convertible preferred stock	—	59,958,081
Stock options	3,044,093	2,029,402
Unvested restricted stock	—	100,883
	3,044,093	62,088,366

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). ASU 2014-09 amends ASC 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for the Company for interim and annual periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. To date, the Company has had one revenue arrangement, which was completed on March 31, 2017, prior to adoption. The Company plans to use the modified retrospective approach in adopting this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to put most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and, as such, will be effective for the year ended December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the new guidance and the expected effect on the Company’s consolidated financial statements. However, the Company anticipates recognition of additional assets and corresponding liabilities related to its operating leases.

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new accounting guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company will evaluate the impact that the adoption of ASU No. 2016-15 will have on future transactions.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and an option to recognize gross stock-based compensation expense with actual forfeitures as they occur, as well as certain classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted ASU 2016-09 as of January 1, 2017. The Company has applied ASU 2016-09 using a modified retrospective approach and has adopted the option to recognize stock compensation expense with actual forfeitures recognized as they occur. The adoption of this standard had an immaterial impact to the Company’s financial statements. The adoption of ASU 2016-09 also requires all excess tax benefit on stock options to be recorded in the consolidated statements of operations. The adoption did not have a material impact since the expected increase in net deferred tax assets is fully offset by a corresponding increase in the deferred tax asset valuation allowance. The amount of deferred tax assets that had not been previously recognized due to the recognition of excess tax benefits upon adoption was $0.4 million.

3. Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Marketable securities consist of securities with original maturities greater than 90 days when purchased. The Company classifies these marketable securities as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive loss. Premiums or discounts from par value are amortized to investment income over the life of the underlying security.

Cash equivalents and marketable securities, available-for-sale, consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

		Unrealized	Unrealized	Fair
June 30, 2017	Amortized Cost	Gains	Losses	Value
Cash Equivalents:
Money market funds	$32,530	$—	$—	$32,530
Overnight repurchase agreements	47,001	—	—	47,001
Marketable Securities:
U.S treasury obligations	11,996	—	(6)	11,990
Total:	$91,527	$—	$(6)	$91,521

		Unrealized	Unrealized	Fair
December 31, 2016	Amortized Cost	Gains	Losses	Value
Cash Equivalents:
Money market funds	$58,588	$—	$—	$58,588
Marketable Securities:
U.S treasury obligations	25,014	—	(9)	25,005
Total:	$83,602	$—	$(9)	$83,593

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the six months ended June 30, 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At June 30, 2017, the Company held four securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2017 was $10.0 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than temporary impairment as of June 30, 2017.

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$32,530	$32,530	$—	$—
Overnight repurchase agreements	47,001	—	47,001	—
Marketable securities:
U.S treasury obligations	11,990	11,990	—	—
	$91,521	$44,520	$47,001	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$58,588	$58,588	$—	$—
Marketable securities:
U.S treasury obligations	25,005	25,005	—	—
	$83,593	$83,593	$—	$—

5. Restricted Cash

At June 30, 2017 and December 31, 2016, the Company had $0.5 million in restricted cash that serves as the security deposit on the lease of the Company’s current facility in Cambridge, Massachusetts (Note 8).

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Employee compensation and benefits	$1,340	$1,911
External research and preclinical development	3,176	3,290
Professional fees	642	819
Facilities	43	90
Restricted stock liability	—	5
	$5,201	$6,115

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Indebtedness

Equipment Financing

In March 2015, the Company entered into a lease agreement with a vendor for certain laboratory equipment. The Company financed $0.4 million of the amount owed under the lease agreement and is required to make consecutive monthly payments of principal, plus accrued interest at 6.44%, over 36 months through March 2018. During the six months ended June 30, 2017, the Company made payments of $0.1 million, including interest. At June 30, 2017,  $0.1 million of principal was outstanding with respect to the equipment financing arrangement. The Company also leases some of its office equipment under a capital lease agreement.

8. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020. The Company has an option to extend the lease for five additional years. The Company’s lease agreement has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the lease, including any rent-free periods. The Company recorded rent expense of $0.2 million and $0.4 million for each of the three and six months ended June 30, 2017 and 2016, respectively, related to the 2015 Lease. The lease agreement required the Company to issue an original letter of credit in the amount of $0.5 million, which is included in restricted cash in the accompanying balance sheet at December 31, 2016 and June 30, 2017.

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

License Agreements

Dana-Farber Cancer Institute, Inc. and Whitehead Institute for Biomedical Research

      In February 2013, the Company entered into a license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber") pursuant to which the Company was granted an exclusive worldwide, sublicensable license under specified patents relating to CDK7 inhibitors and JNK inhibitors owned or controlled by Dana-Farber. Payments totaling $3.4 million are due to Dana-Farber if and when the Company achieves certain clinical and regulatory milestones for any licensed product, none of which have been achieved as of June 30, 2017. No future potential milestone payments have been accrued as of June 30, 2017 or December 31, 2016, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company is obligated to pay a tiered royalty on net sales for licensed products in any country subject to the license. Royalty payments, if any, would continue for the duration of the licensed patents.

In April 2013, the Company entered into a license agreement with the Whitehead Institute for Biomedical Research ("Whitehead") and Dana-Farber, pursuant to which the Company was granted a worldwide, sublicensable license under specified patents relating to modulators of Myc/Max Screen owned or controlled by Whitehead and Dana-Farber.

In April 2013, the Company entered into an additional license agreement with Whitehead, pursuant to which the Company was granted a worldwide license under specified patents relating to super-enhancers owned or controlled by Whitehead.

In connection with the Whitehead agreements, the Company issued 171,674 shares of its common stock to Whitehead in April 2013. Payments totaling $3.6 million are due under the Whitehead agreements when the Company

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

achieves certain milestones. The future potential milestone payments due under the Whitehead agreements have not been accrued as of June 30, 2017 or December 31, 2016, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company paid Whitehead and the Whitehead Institute for Genome Technology Core $0.6 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively, for annual license maintenance fees and research services.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company made payments of $0.4 million under this supply management agreement during the six months ended June 30, 2017. No payments were made under this supply management agreement during the six months ended June 30, 2016.

9. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The 2016 Plan replaced the 2012 Equity Incentive Plan (the "2012 Plan"). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each calendar year, commencing on January 1, 2017 and ending on December 31, 2025, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the compensation committee of the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2016 Plan was increased by 935,430 shares. At June 30, 2017, 2,874,740 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

Terms of stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2016 Plan. Stock option awards granted by the Company generally vest over four years, with 25% vesting on the first anniversary of the vesting commencement date and 75% vesting ratably, on a monthly basis, over the remaining three years. Such awards are exercisable from the date of grant for a period of ten years. The Company may grant performance-based stock option awards for which vesting accelerates upon the achievement of performance-based milestones. For certain of such awards, notwithstanding any vesting in accordance with the

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

achievement of performance-based milestones, such awards may vest in full on the sixth anniversary of the vesting commencement date.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2017 and ending on December 31, 2025, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2016 ESPP was increased by 233,857 shares. At June 30, 2017, 820,523 shares remained available for future issuance under the 2016 ESPP.

Stock Options

Performance-Based Stock Options

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During the six months ended June 30, 2017 and 2016, respectively, the Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones. As of June 30, 2017, there was $0.8 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 3.1 years.

During the year ended December 31, 2016, the Company granted options to purchase 75,000 shares of common stock to an advisor for which the vesting accelerates upon the achievement of performance-based criteria. As of June 30, 2017, no such performance-based criteria were achieved. As of June 30, 2017, there was $1.1 million of unrecognized compensation cost related to these options, with an expected recognition period of 9.2 years.

A summary of the status of stock options as of December 31, 2016 and June 30, 2017 and changes during the six months ended June 30, 2017 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2016	2,543,435	$6.44	8.3	$14,898
Granted	1,044,900	11.65
Exercised	(253,340)	2.82
Cancelled	(290,902)	5.94
Outstanding at June 30, 2017	3,044,093	$8.57	8.5	$22,880
Exercisable at June 30, 2017	786,794	$4.52	7.3	$9,105
Vested and expected to vest at June 30, 2017	3,044,093	$8.57	8.5	$22,880

The intrinsic value of options exercised during the six months ended June 30, 2017 was $3.2 million.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

A summary of the status of unvested restricted common stock as of December 31, 2016 and changes during the six months ended June 30, 2017 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	4,885	$0.98
Vested	(4,885)	0.98
Repurchased	—	—
Unvested at June 30, 2017	—	$—

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average risk-free interest rate	1.86%	1.54%	2.03%	1.44%
Expected dividend yield	-%	-%	-%	-%
Expected option term	5.72	6.08	6.00	6.08
Volatility	91.42%	85.56%	87.05%	85.53%

The weighted‑average grant date fair value per share of options granted in the six months ended June 30, 2017 and 2016 was $8.52 and $6.91, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted common stock granted to employees and non-employees recorded in the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$448	$929	$778	$1,489
General and administrative	708	219	1,262	321
Total stock-based compensation expense	$1,156	$1,148	$2,040	$1,810

As of June 30, 2017, there was $13.5 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 2.9 years.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Subsequent Event

On July 20, 2017, the Company filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, to register for sale from time to time up to $225.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on July 31, 2017. Further, in July 2017, the Company entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to such universal shelf registration statement.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in the Quarterly Report on Form 10-Q, including those risks identified under the caption “Risk Factors” in Part II, Item 1A.

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

In September 2016, we began enrolling patients in a Phase 2 clinical trial evaluating the safety and efficacy our lead product candidate, SY-1425 (tamibarotene), an oral, potent and selective retinoic acid receptor alpha, or RARα, agonist. In this trial, we are evaluating SY-1425 as a single agent in four acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, patient populations, as well as in combination with azacitidine, a standard-of-care therapy, in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy. All patients enrolled in this trial are prospectively selected using biomarkers for high expression of RARA or IRF8, which are genes associated with the RARA pathway. On the basis of preclinical data we have generated, we also plan to pursue clinical development of SY-1425 in combination with an anti-CD38 therapeutic antibody in defined subsets of AML and MDS patients identified using our biomarkers. In May 2017, we began enrolling patients in a Phase 1 clinical trial of SY-1365, a potent and selective small molecule inhibitor of cyclin-dependent kinase 7, or CDK7, in patients with advanced solid tumors. Both of these programs may have potential in additional disease indications. Using our platform, we are also generating a pipeline of novel preclinical drug candidates in cancer, including immuno-oncology, autoimmune disorders and genetic diseases. We plan to advance one of our four preclinical programs to support a potential investigational new drug application, or IND, filing in 2019.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through private placements of preferred stock and the initial public offering of our common stock, or IPO. From inception through June 30, 2017, we raised an aggregate of  $214.7 million from such transactions, including $35.0 million in gross proceeds from the private placement of our common stock in April 2017, $57.5 million in aggregate gross proceeds from our IPO in July 2016, and $122.2 million of gross proceeds from sales of our preferred stock and from the issuance of convertible notes that subsequently converted to preferred stock to fund operations.

Since inception, we have incurred significant operating losses. Our net losses were $24.9 million and $22.6 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $126.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•

continue the planned clinical development activities with respect to SY-1425, including a Phase 2 clinical trial for which enrollment began in September 2016, and SY-1365, for which enrollment in a Phase 1 clinical trial began in May 2017;

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. To date, our only source of revenue has been a research agreement with a multinational pharmaceutical company. For the six months ended June 30, 2017,  we recognized $1.1 million in revenue related to this agreement. No revenue was recognized under this research agreement during the six months ended June 30, 2016. This research agreement expired on March 31, 2017 in accordance with its terms.

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

The following summarizes our most advanced current research and development programs:

•

Our lead product candidate, SY-1425, is an oral, potent and selective RARα agonist. We  are enrolling patients in a Phase 2 clinical trial evaluating the safety and efficacy of SY-1425 as a single agent in four AML and MDS patient populations as well as in combination with azacitidine, a standard-of-care therapy, in newly diagnosed AML patients not suitable candidates for standard chemotherapy.

•	Our development candidate SY-1365 is a potent and selective small molecule inhibitor of CDK7. We are enrolling patients in a Phase 1 clinical trial of SY-1365 in patients with advanced solid tumors.

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs.

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

SY-1425 external costs	$2,202	$2,075	$4,003	$3,472
SY-1365 and other CDK7 program external costs	1,545	2,428	3,186	4,408
Other research and platform programs external costs	2,180	1,321	4,321	3,023
Employee-related expenses, including stock-based compensation	3,013	3,063	5,944	5,641
Facilities and other expenses	1,101	638	2,215	1,246
Total research and development expenses	$10,041	$9,525	$19,669	$17,790

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation, and there have been no significant changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on March 20, 2017, other than the adoption of ASU 2016-09 discussed in the notes to the condensed consolidated financial statements as of June 30, 2017.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,
	2017	2016	Dollar Change	% Change

Statements of Operations Data:
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	10,041	9,525	516	5%
General and administrative	3,472	2,540	932	37%
Total operating expenses	13,513	12,065	1,448	12%
Other income, net	145	44	101	230%
Net loss	$(13,368)	$(12,021)	$1,347	11%

Revenue

We did not recognize any revenue during the three months ended June 30, 2017, as our sole research agreement expired on March 31, 2017 in accordance with its terms, and we do not expect to recognize revenue from this agreement in the future. We did not earn any revenue under the research agreement during the three months ended June 30, 2016.

Research and Development Expense

Research and development expense increased by approximately $0.5 million, or 5%, from $9.5 million for the three months ended June 30, 2016 to $10.0 million for the three months ended June 30, 2017. The following table summarizes our research and development expenses for the three months ended June 30, 2017 and 2016, together with the changes to those items in dollars (in thousands):

	Three Months Ended June 30,
	2017	2016	Dollar Change	% Change

External research and development	$5,449	$4,919	$530	11%
Employee-related expenses, excluding stock-based compensation	2,565	2,134	431	20%
Stock-based compensation	448	929	(481)	(52)%
Consulting, licensing and professional fees	478	905	(427)	(47)%
Facilities and other expenses	1,101	638	463	73%
Total research and development expenses	$10,041	$9,525	$516	5%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, SY-1425 and SY-1365, and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $0.5 million, or 11%, for costs from third parties that conduct research and development and preclinical activities on our behalf, including an increase in clinical development for SY-1425, an increase in other research and platform programs partially offset by a decrease in SY-1365 due to the completion of toxicology studies in 2016;

•	an increase of approximately $0.4 million, or 20%, for increased personnel related expenses, including increased salary and benefits primarily due to the hire of research and development personnel;

•	a decrease of approximately $0.5 million, or 52%, for stock-based compensation expense, primarily due to the vesting of restricted stock awards in 2016;

•

a decrease of approximately $0.4 million, or 47%, in consulting, licensing, and professional fees primarily related to the remaining upfront payment made under our license agreement with TMRC, Ltd. Co in April 2016; and

•	an increase of approximately $0.5 million, or 73% for increases in the allocation of and increased facilities costs and other operating costs.

General and Administrative Expense

General and administrative expense increased by approximately $1.0 million, or 37%, from $2.5 million for the three months ended June 30, 2016 to $3.5 million for the three months ended June 30, 2017. The change in general and administrative expense was primarily attributable to an increase of approximately $0.6 million for employee-related costs, including salary and benefits as a result of the increase in headcount to support growth as a public company.

Other Income (Expense), Net

 Other income (expense), net consists of interest income on our cash and cash equivalents, interest, amortization of premiums and discounts on marketable securities, and interest expense related to our equipment financing arrangement. The increase in other income from the three months ended June 30, 2016 to the three months ended June 30, 2017 is due to a higher level of invested cash, cash equivalents and marketable securities arising out of the proceeds of our IPO and April 2017 private placement of our common stock.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,
	2017	2016	Dollar Change	% Change

Statements of Operations Data:
Revenue	$1,101	$—	$1,101	100%
Operating expenses:
Research and development	19,669	17,790	1,879	11%
General and administrative	6,558	4,911	1,647	34%
Total operating expenses	26,227	22,701	3,526	16%
Other income, net	243	92	151	164%
Net loss	$(24,883)	$(22,609)	$2,274	10%

Revenue

Under the research agreement we entered into with a multinational pharmaceutical company, we recognized revenue of $1.1 million during the six months ended on June 30, 2017. The research agreement expired on March 31, 2017 in accordance with its terms, and we do not expect to recognize revenue from this agreement in the future. We did not earn any revenue during the six months ended June 30, 2016.

Research and Development Expense

Research and development expense increased by approximately $1.9 million, or 11%, from $17.8 million for the six months ended June 30, 2016 to $19.7 million for the six months ended June 30, 2017. The following table summarizes our research and development expenses for the six months ended June 30, 2017 and 2016, together with the changes to those items in dollars (in thousands):

	Six Months Ended June 30,
	2017	2016	Dollar Change	% Change

External research and development	$10,693	$9,406	$1,287	14%
Employee-related expenses, excluding stock-based compensation	5,166	4,152	1,014	24%
Stock-based compensation	778	1,489	(711)	(48)%
Consulting, licensing and professional fees	817	1,497	(680)	(45)%
Facilities and other expenses	2,215	1,246	969	78%
Total research and development expenses	$19,669	$17,790	$1,879	11%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $1.3 million, or 14%, for costs from third parties that conduct research and development and preclinical activities on our behalf, including an increase in clinical development for SY-1425, an increase in other research and platform programs partially offset by a decrease in SY-1365 due to the completion of toxicology studies in 2016;

•	an increase of approximately $1.0 million, or 24%, for increased personnel related expenses, including increased salary and benefits primarily due to the hire of research and development personnel;

•	a decrease of approximately $0.7 million, or 48%, for stock-based compensation expense, primarily due to the vesting of restricted stock awards in 2016;

•

a decrease of approximately $0.7 million, or 45%, in consulting, licensing, and professional fees primarily related to the remaining upfront payment made under our license agreement with TMRC, Ltd. Co in April 2016; and

•	an increase of approximately $1.0 million, or 78% for increases in the allocation of and increased facilities costs and other operating costs.

General and Administrative Expense

General and administrative expense increased by approximately $1.6 million, or 34%, from $4.9 million for the six months ended June 30, 2016 to $6.6 million for the six months ended June 30, 2017. The change in general and administrative expense was primarily attributable to an increase of approximately $0.9 million for employee-related costs, including salary and benefits as a result of the increase in headcount; and an increase of approximately $0.9 million for stock-based compensation expense, offset by a decrease in the allocation of facilities costs and other operating costs.

Other Income (Expense), Net

 Other income (expense), net consists of interest income on our cash and cash equivalents, interest, amortization of premiums and discounts on marketable securities, and interest expense related to our equipment financing arrangement. The increase in other income from the six months ended June 30, 2016 to the six months ended June 30, 2017 is due to a higher level of invested cash, cash equivalents and marketable securities arising out of the proceeds of our IPO and April 2017 private placement of our common stock.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through June 30, 2017 primarily through gross proceeds of $122.2 million from sales of our preferred stock and the issuance of convertible notes that subsequently converted into preferred stock, $57.5 million in gross proceeds from the sale of common stock in the IPO and $35.0 million in gross proceeds from the sale of common stock in a private placement in April 2017.

On July 20, 2017, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, to register for sale from time to time up to $225.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on July 31, 2017. Further, in July 2017, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to such universal shelf registration statement.

As of June 30, 2017, we had cash, cash equivalents and marketable securities of approximately $91.5 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016

Net cash provided by (used in):
Operating activities	$(24,630)	$(21,769)
Investing activities	12,297	(1,827)
Financing activities	33,276	37,803
Net increase (decrease) in cash and cash equivalents	$20,943	$14,207

Net Cash Used in Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $24.6 million during the six months ended June 30, 2017 compared to $21.8 million during the six months ended June 30, 2016. The increase in cash used in operating activities was partially due to an increase in our net loss of $2.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Net Cash Provided by (Used) in Investing Activities

Net cash provided by investing activities was $12.3 million during the six months ended June 30, 2017 compared to net cash used in investing activities of $1.8 million during the six months ended June 30, 2016. The increase in cash provided by investing activities was due to maturities of marketable securities in the six months ended June 30, 2017 as compared to purchases of property and equipment in the six months ended June 30, 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $33.3 million during the six months ended June 30, 2017, compared to $37.8 million provided by financing activities during the six months ended June 30, 2016. Cash provided by financing activities for the six months ended June 30, 2016 was primarily due to the issuance of preferred stock in connection with the issuance of $39.8 million of Series B preferred stock in January 2016 that converted into shares of common stock upon the closing of the IPO. Cash provided by financing activities for the six months ended June 30, 2017 was primarily due to the private placement of our common stock for gross proceeds of $35.0 million in April 2017.

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

On April 26, 2017, we issued and sold an aggregate of 2,592,591 shares of our common stock in a private placement at a price per share of $13.50, resulting in aggregate gross proceeds of $35.0 million, before deducting placement agent fees of $2.1 million and other offering expenses of $0.3 million.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements to the end of 2018. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2017, there were no material changes to our contractual obligations and commitments described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on March 20, 2017.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2017, we had no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2017 and 2016, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, who serve as our Principal Executive Officer and Principal Financial Officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2017, we implemented an accounting system for purposes of tracking and accounting for stock-based awards, as well as an enterprise resource system for the purposes of maintaining our general ledger and reporting. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $13.4 million, $29.8 million and $47.7 million for the years ended December 31, 2014, 2015 and 2016, respectively, and $24.9 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of

$126.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock and our initial public offering. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•

continue the planned clinical development activities with respect to SY-1425, including a Phase 2 clinical trial for which enrollment began in September 2016, and SY-1365, for which enrollment in a Phase 1 clinical trial began in May 2017;

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

We commenced operations in 2011. Our operations to date have been limited to financing and staffing our company, developing our gene control platform and conducting preclinical and early clinical research. We have not yet demonstrated an ability to successfully complete clinical trials, obtain marketing approvals, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, develop companion diagnostic tests or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly with respect to our ongoing Phase 2 clinical trial of SY-1425 including the planned combination study of SY-1425 with an anti-CD38 therapeutic antibody, and as we develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with SY-1425, advance the clinical development of SY-1365, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. Moreover, under license agreements with various licensors, we are obligated to make milestone payments upon the successful completion of specified development and commercialization activities. In addition, if we obtain marketing approval for any product candidate that we may successfully develop, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements to the end of 2018. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

The success of SY-1425 and SY-1365 will depend on several factors, including the following:

•	successful initiation, enrollment and completion of clinical trials;
•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the successful development and approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with SY-1425 or SY-1365;
•	the performance of our future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party suppliers of raw materials and drug substance and drug product manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
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

We are conducting a Phase 2 clinical trial of SY-1425 in genomically defined subsets of patients with acute myeloid leukemia and myelodysplastic syndrome. We anticipate having an initial data readout from the trial in the fourth quarter of 2017. We are collaborating with a third party with respect to the clinical trial assay being used to select patients with our RARA and IRF8 biomarkers for inclusion in the trial. Our anticipated time to data in this trial is subject to our continued ability to initiate clinical trial sites and recruit eligible patients, the performance of the clinical trial assay and the prevalence of patients with these biomarkers, and the satisfaction by biomarker-positive patients of other eligibility criteria for participation in the trial. The rate of patient enrollment in the trial is difficult to predict as we have no previous experience recruiting patients with these biomarkers for a clinical trial. Moreover, because we have not previously conducted a clinical trial of SY-1425 in genomically defined subsets of patients or conducted a clinical trial using the clinical trial assay developed by our collaborator, our assumptions concerning the sensitivity or specificity of the assay, enrollment of patients, or the efficacy of SY-1425 in any subset of patients may prove to be incorrect. As a result, there can be no assurance that we will enroll or have data from the trial when we anticipate.

We are also conducting a Phase 1, dose escalation clinical trial of SY-1365 in patients with advanced solid tumors. We expect to report initial clinical data from this trial during 2018. Our anticipated time to data in this trial is subject to our ability to recruit eligible patients and the number of dose cohorts that will need to be enrolled prior to observing pharmacokinetic activity, if achieved at all. Our assumption as to the activity of SY-1365 at particular dose levels may prove to be incorrect. There can be no assurance that we will enroll or have data from the trial when we anticipate.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, SY-1425, SY-1365 or any future product candidates that we may develop could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Because gene control techniques are relatively new, side effects from gene control approaches may be unpredictable. Tamibarotene has been observed to be associated with adverse events, such as mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. Furthermore, retinoids such as SY-1425 may cause birth defects and therefore may carry a warning on their label. Other examples of retinoids, a class of chemical compounds that are related to vitamin A, include all trans retinoic acid or ATRA, Retin-A, retinol (found in over-the-counter skin creams), isotretinoin and bexarotene. We are and expect to continue evaluating the administration of tamibarotene in combination with certain other biological and pharmaceutical products in patients with AML and other hematologic malignancies. We cannot predict at this time whether the combination of tamibarotene with another product will be well tolerated by patients in clinical studies or that any unexpected adverse events or undesirable side effects will not occur. In addition, our experience administering SY-1365 to humans has been limited to date, so the safety profile that SY-1365 will demonstrate in human clinical trials is unknown. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

The data supporting our clinical development strategy for SY-1425 and SY-1365 is derived entirely from preclinical studies. We cannot assure you that we will be able to replicate in human clinical trials the results we observed in animal models. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

The development and commercialization of new products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs, such as the use of chemotherapy followed by stem cell transplantation in the case of AML and MDS. SY-1425 may also face competition from other drug candidates currently in clinical development for relapsed or refractory AML and MDS, including drug candidates in development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios

Pharmaceuticals, Inc., Novartis AG, Bristol-Myers Squibb Co., Eli Lilly & Co., Eisai Inc., Celgene Corporation, Pfizer, Inc., Karyopharm Therapeutics Inc., Macrogenics, Inc., Incyte Corporation, FORMA Therapeutics, LLC and Aileron Therapeutics, Inc. We are aware of only one other selective RARα program, a compound in development from Io Therapeutics, Inc. which, according to a government-sponsored website, is in an investigator initiated Phase 1/2 study in a non-selective patient group in relapsed and refractory AML and high-risk MDS. In addition, we are aware of two other selective cyclin-dependent kinase 7, or CDK7, inhibitor programs that we believe are in early preclinical development. SY-1365 may face competition from these selective CDK7 inhibitors.

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

Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations, to conduct research or development in certain fields, or to otherwise develop specified product candidates. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

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

Issued patents that we have or may obtain or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. We are aware of a third party that is offering super-enhancer identification and analysis services, which we believe infringe our issued in-licensed United States patent relating to this subject matter. We are in communication with that third party regarding the timing under which we would grant them a license under our in-licensed patent. If we are unsuccessful in negotiating a license on acceptable terms, we may be required to file infringement claims against that party with all of the associated risks of patent infringement litigation set forth herein. If that party continues to offer these services, it may affect our ability to attract corporate partners who are interested in super-enhancer identification and analysis and may negatively affect the value of our technology platform and therefore harm our business.

Pursuant to the terms of some of our license agreements with third parties, some of our third party licensors have the right, but not the obligation, in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors, and cannot guarantee that we would receive it and on what terms. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection, or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

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

In addition, while we typically require our employees, consultants, contractors and vendors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have applied for orphan drug designation for SY-1425 for the treatment of AML in the United States, and we or any future collaborators may seek orphan drug designations for SY-1425 in other indications or territories or for other product candidates in the future. We or our future collaborators may not be able to obtain such designations, however.

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

With the new Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

At the same time, Congress has focused on additional legislative changes, including in particular repeal and replacement of certain provisions of the ACA. It remains to be seen, however, whether new legislation repealing and replacing the ACA is enacted and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare.  It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. It is also possible that some ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. At this point, healthcare reform and its impacts on the Company are highly uncertain in many respects.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and it is unclear what impact the decision by the United Kingdom to leave the European Union will have on the global economy. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We are highly dependent on the pharmaceutical research and development and business development expertise of Nancy Simonian, M.D., our president and chief executive officer; Kyle D. Kuvalanka, our chief operating officer; Eric R. Olson, Ph.D., our chief scientific officer; Gerald E. Quirk, Esq., our chief legal officer; and David A. Roth, M.D., our chief medical officer. Each of our executive officers is employed "at will," meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason. For example, Mr. Kuvalanka has resigned from our company effective September 22, 2017.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, drug manufacturing, regulatory affairs and sales, marketing and distribution. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of July 31, 2017, we had 26,260,203 shares of common stock outstanding. The holders of a significant percentage of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As of July 31, 2017, we had registered 6,973,946 shares of common stock for potential issuance under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 5. Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On August 3, 2017, Kyle D. Kuvalanka informed us of his intention to resign from his role as the Chief Operating Officer, Principal Financial and Accounting Officer, and Treasurer of the Company, effective as of September 22, 2017.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: August 9, 2017	By:	/s/ Kyle D. Kuvalanka
Kyle D. Kuvalanka
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

ales
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

10.1

Securities Purchase Agreement, dated April 20, 2017, by and among the Registrant and the persons party thereto (incorporated by reference to Exihibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on April 21, 217.

10.2

Sales Agreement, dated July 20, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-219369) filed on July 20, 2017).

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