Form 10-Q
period 2017-09-30
Syros Pharmaceuticals, Inc.
filed 2017-11-08
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 31, 2017: 26,296,436

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$42,149	$58,588
Marketable securities	39,799	25,005
Accounts receivable	—	867
Prepaid expenses and other current assets	1,026	1,048
Restricted cash	193	—
Total current assets	83,167	85,508
Property and equipment, net	4,127	4,850
Other long-term assets	1,093	482
Restricted cash	290	483
Total assets	$88,677	$91,323
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,846	$2,415
Accrued expenses	6,958	6,115
Deferred revenue	—	550
Deferred rent, current portion	346	319
Capital lease obligations, current portion	89	168
Total current liabilities	9,239	9,567
Deferred rent, net of current portion	839	1,101
Capital lease obligations, net of current portion	7	53

Commitments and contingencies (Note 8)

Stockholders' equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016, 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2017 and December 31, 2016; 26,292,451 and 23,380,888 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	26	23
Additional paid-in capital	218,540	181,844
Accumulated other comprehensive loss	(10)	(9)
Accumulated deficit	(139,964)	(101,256)
Total stockholders' equity	78,592	80,602
Total liabilities and stockholders' equity	$88,677	$91,323

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$1,101	$—
Operating expenses:
Research and development	10,447	11,584	30,116	29,374
General and administrative	3,593	2,633	10,151	7,544
Total operating expenses	14,040	14,217	40,267	36,918
Loss from operations	(14,040)	(14,217)	(39,166)	(36,918)

Other income, net	215	48	458	140
Net loss	$(13,825)	$(14,169)	$(38,708)	$(36,778)
Accrued dividends on preferred stock	—	(121)	—	(3,681)
Net loss applicable to common stockholders	$(13,825)	$(14,290)	$(38,708)	$(40,459)

Net loss per share applicable to common stockholders - basic and diluted	$(0.53)	$(0.65)	$(1.54)	$(4.44)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	26,259,216	22,012,743	25,100,278	9,110,993

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(13,825)	$(14,169)	$(38,708)	$(36,778)
Other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	(4)	—	(1)	—
Comprehensive loss	$(13,829)	$(14,169)	$(38,709)	$(36,778)

See accompanying notes to condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(38,708)	$(36,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,137	935
Loss on disposal of assets	—	3
Stock-based compensation expense	3,148	3,504
Net amortization of premiums and discounts on marketable securities	(27)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	22	(847)
Accounts receivable	867	—
Other long-term assets	(370)	(443)
Accounts payable	(295)	1,426
Accrued expenses	849	1,469
Deferred revenue	(550)	—
Deferred rent and lease incentive	(235)	(209)
Net cash used in operating activities	(34,162)	(30,940)
Investing activities
Purchases of property and equipment	(754)	(2,008)
Purchases of marketable securities	(41,768)	—
Sales or maturities of marketable securities	27,000	—
Net cash used in investing activities	(15,522)	(2,008)
Financing activities
Payments on capital lease obligations	(125)	(95)
Proceeds from issuance of common stock through employee benefit plans	918	360
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	39,813
Proceeds from issuance of common stock through private placement, net of placement agent fees	32,865	—
Proceeds from initial public offering of common stock, net of issuance costs	—	50,455
Payments of offering costs	(413)	—
Net cash provided by financing activities	33,245	90,533
Increase (decrease) in cash and cash equivalents	(16,439)	57,585
Cash and cash equivalents
Beginning of period	58,588	35,909
End of period	$42,149	$93,494
Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$15
Non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	$—	$82,013
Property and equipment received but unpaid as of period end	$9	$76
Assets acquired under capital lease	$—	$17
Offering costs incurred but unpaid as of period end	$60	$—

See accompanying notes to condensed consolidated financial statements.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Syros Pharmaceuticals, Inc. (the "Company"), a Delaware corporation formed in November 2011, is a biopharmaceutical company seeking an understanding of the non-coding regulatory region of the genome to advance new medicines to control the expression of disease-driving genes. The Company has built a proprietary platform designed to analyze this unexploited region of DNA in human disease tissue to identify and drug novel targets linked to genomically defined patient populations.

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

On July 6, 2016, the Company completed an initial public offering, in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $12.50 per share, including 600,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $57.5 million (the “IPO”). The Company received approximately $49.9 million in net proceeds from the IPO after deducting $7.6 million of underwriting discounts and commissions and offering costs. Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 15,988,800 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its certificate of incorporation to change the authorized capital stock to 200,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, all with a par value of $0.001 per share. The significant increase in common stock outstanding in July 2016 relating to the IPO and conversion of convertible preferred stock is expected to impact the year-over-year comparability of the Company’s net loss per share calculations through the remainder of 2017. Additionally, on April 26, 2017, the Company issued and sold an aggregate of 2,592,591 shares of its common stock in a private placement at an offering price of $13.50 per share, for aggregate gross proceeds of $35.0 million, before deducting placement agent fees of $2.1 million and other offering expenses of $0.3 million.

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $47.7 million, $29.8 million and $13.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $38.7 million for the nine months ended September 30, 2017. As of September 30, 2017, the Company had an accumulated deficit of $140.0 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through private placements of its preferred stock, the sale of common stock in the IPO, and a private placement of common stock in April 2017. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $81.9 million as of September 30, 2017, will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

Revenue Recognition

To date, the Company’s only source of revenue has been a research agreement with a multinational pharmaceutical company. For the nine months ended September 30, 2017, the Company recognized $1.1 million in revenue related to this agreement. No revenue was recognized under this research agreement during the nine months ended September 30, 2016. This research agreement expired on March 31, 2017 in accordance with its terms.

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

	As of September 30,
	2017	2016
Stock options	2,771,115	2,534,613
Unvested restricted stock	—	6,217
	2,771,115	2,540,830

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Cash equivalents and marketable securities, available-for-sale, consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

		Unrealized	Unrealized	Fair
September 30, 2017	Amortized Cost	Gains	Losses	Value
Cash Equivalents:
Money market funds	$12,149	$—	$—	$12,149
Overnight repurchase agreements	30,000	—	—	30,000
Marketable Securities:
U.S. treasury obligations	39,809	—	(10)	39,799
Total:	$81,958	$—	$(10)	$81,948

		Unrealized	Unrealized	Fair
December 31, 2016	Amortized Cost	Gains	Losses	Value
Cash Equivalents:
Money market funds	$58,588	$—	$—	$58,588
Marketable Securities:
U.S. treasury obligations	25,014	—	(9)	25,005
Total:	$83,602	$—	$(9)	$83,593

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

realized gains and losses. During the nine months ended September 30, 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At September 30, 2017, the Company held 13 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of September 30, 2017 was $32.3 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than temporary impairment as of September 30, 2017.

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$12,149	$12,149	$—	$—
Overnight repurchase agreements	30,000	—	30,000	—
Marketable securities:
U.S. treasury obligations	39,799	39,799	—	—
	$81,948	$51,948	$30,000	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$58,588	$58,588	$—	$—
Marketable securities:
U.S. treasury obligations	25,005	25,005	—	—
	$83,593	$83,593	$—	$—

5. Restricted Cash

At September 30, 2017 and December 31, 2016, the Company had $0.5 million in restricted cash that serves as the security deposit on the lease of the Company’s current facility in Cambridge, Massachusetts (Note 8). At September 30, 2017, approximately $0.2 million of the restricted cash was classified as current as it is expected to be refunded to the Company under the terms of the lease agreement.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
External research and preclinical development	$3,972	$3,290
Employee compensation and benefits	2,116	1,911
Professional fees	850	819
Facilities	20	90
Restricted stock liability	—	5
	$6,958	$6,115

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Indebtedness

Equipment Financing

In March 2015, the Company entered into a lease agreement with a vendor for certain laboratory equipment. The Company financed $0.4 million of the amount owed under the lease agreement and is required to make consecutive monthly payments of principal, plus accrued interest at 6.44%, over 36 months through March 2018. During the nine months ended September 30, 2017, the Company made payments of $0.1 million, including interest. At September 30, 2017,  $0.1 million of principal was outstanding with respect to the equipment financing arrangement. The Company also leases some of its office equipment under a capital lease agreement.

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

The Company recorded rent expense of $0.2 million and $0.7 million for each of the three and nine months ended September 30, 2017 and 2016, respectively, related to the 2015 Lease. The 2015 Lease required the Company to issue an original letter of credit in the amount of $0.5 million, which is included in restricted cash in the accompanying balance sheet at December 31, 2016 and September 30, 2017. At September 30, 2017, approximately $0.2 million of the restricted cash is classified as current as it is expected to be refunded to the Company under the terms of the 2015 Lease.

License Agreements

Dana-Farber Cancer Institute, Inc. and Whitehead Institute for Biomedical Research

      In February 2013, the Company entered into a license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber") pursuant to which the Company was granted an exclusive worldwide, sublicensable license under specified patents relating to CDK7 inhibitors and JNK inhibitors owned or controlled by Dana-Farber. Payments totaling $3.4 million are due to Dana-Farber if and when the Company achieves certain clinical and regulatory milestones for any licensed product, none of which have been achieved as of September 30, 2017. No future potential milestone payments have been accrued as of September 30, 2017 or December 31, 2016, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company is obligated to pay a tiered royalty on net sales for licensed products in any country subject to the license. Royalty payments, if any, would continue for the duration of the licensed patents.

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In connection with the Whitehead agreements, the Company issued 171,674 shares of its common stock to Whitehead in April 2013. Payments totaling $3.6 million are due under the Whitehead agreements when the Company achieves certain milestones. The future potential milestone payments due under the Whitehead agreements have not been accrued as of September 30, 2017 or December 31, 2016, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company paid Whitehead and the Whitehead Institute for Genome Technology Core $0.8 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively, for annual license maintenance fees and research services.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company made payments of $0.4 million under this supply management agreement during the nine months ended September 30, 2017. No payments were made under this supply management agreement during the nine months ended September 30, 2016.

9. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The 2016 Plan replaced the 2012 Equity Incentive Plan (the "2012 Plan"). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each calendar year, commencing on January 1, 2017 and ending on December 31, 2025, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the compensation committee of the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2016 Plan was increased by 935,430 shares. At September 30, 2017,  3,086,970 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

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

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Company may grant performance-based stock option awards for which vesting accelerates upon the achievement of performance-based milestones. For certain of such awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards may vest in full on the sixth anniversary of the vesting commencement date.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2017 and ending on December 31, 2025, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2016 ESPP was increased by 233,857 shares. At September 30, 2017, 820,523 shares remained available for future issuance under the 2016 ESPP.

Stock Options

Performance-Based Stock Options

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During the nine months ended September 30, 2017 and 2016, respectively, the Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones. As of September 30, 2017, there was $0.6 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 2.7 years.

During the year ended December 31, 2016, the Company granted options to purchase 75,000 shares of common stock to an advisor for which the vesting accelerates upon the achievement of performance-based criteria. As of September 30, 2017, no such performance-based criteria were achieved. As of September 30, 2017, there was $1.0 million of unrecognized compensation cost related to these options, with an expected recognition period of 9.0 years.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

A summary of the status of stock options as of December 31, 2016 and September 30, 2017 and changes during the nine months ended September 30, 2017 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2016	2,543,435	$6.44	8.3	$14,898
Granted	1,091,900	11.86
Exercised	(314,088)	2.91
Cancelled	(550,132)	7.18
Outstanding at September 30, 2017	2,771,115	$8.82	8.0	$16,544
Exercisable at September 30, 2017	860,612	$5.44	6.2	$8,018
Vested and expected to vest at September 30, 2017	2,771,115	$8.82	8.0	$16,544

The intrinsic value of options exercised during the nine months ended September 30, 2017 was $4.1 million.

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

A summary of the status of unvested restricted common stock as of December 31, 2016 and changes during the nine months ended September 30, 2017 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	4,885	$0.98
Vested	(4,885)	0.98
Repurchased	—	—
Unvested at September 30, 2017	—	$—

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average risk-free interest rate	2.04%	1.32%	2.03%	1.35%
Expected dividend yield	-%	-%	-%	-%
Expected option term	6.08	5.94	6.01	5.98
Volatility	90.84%	85.34%	87.22%	85.40%

The weighted‑average grant date fair value per share of options granted in the nine months ended September 30, 2017 and 2016 was $8.69 and $8.53, respectively.

Syros Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table summarizes the stock-based compensation expense for stock options and restricted common stock granted to employees and non-employees recorded in the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$443	$1,238	$1,221	$2,727
General and administrative	665	456	1,927	777
Total stock-based compensation expense	$1,108	$1,694	$3,148	$3,504

As of September 30, 2017, there was $11.5 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 2.7 years.

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

In September 2016, we began enrolling patients in a Phase 2 clinical trial evaluating the safety and efficacy of our lead product candidate, SY-1425 (tamibarotene), an oral, potent and selective retinoic acid receptor alpha, or RARα, agonist. In this trial, we are evaluating SY-1425 as a single agent in four acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, patient populations, as well as in combination with azacitidine, a standard-of-care therapy, in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy. All patients enrolled in this trial are prospectively selected using a clinical trial assay measuring high expression of RARA or IRF8 messenger RNA. Based on screening data obtained to date in our Phase 2 clinical trial, we believe that approximately one-third of relapsed or refractory AML and higher-risk MDS patients have either the RARA or IRF8 biomarker, or both. In August 2017, we were granted orphan drug designation for SY-1425 for the treatment of AML by the U.S. Food and Drug Administration. At the American Society of Hematology annual meeting scheduled for December 2017, we plan to report initial clinical data from the relapsed or refractory AML and higher-risk MDS as well as the lower-risk transfusion-dependent MDS cohorts of the study, including safety, pharmacokinetic and pharmacodynamic measures, evidence of myeloid differentiation in patients’ bone marrow, and initial assessments of clinical activity.

On the basis of preclinical data we have generated, we have amended the protocol for the Phase 2 clinical trial to evaluate SY-1425 in combination with an anti-CD38 therapeutic antibody in relapsed or refractory AML and higher-risk MDS patients who have either the RARA or IRF8 biomarker, or both, and we expect to begin enrolling patients in this cohort in early 2018. We anticipate reporting additional clinical data from our Phase 2 clinical trial of SY-1425, including combinations with azacitidine and an anti-CD38 therapeutic antibody, during 2018.

In May 2017, we began enrolling patients in a Phase 1 clinical trial of SY-1365, a potent and selective small molecule inhibitor of cyclin-dependent kinase 7, or CDK7, in patients with advanced solid tumors. Our SY-1425 and SY-1365 programs may have potential in additional disease indications. Using our platform, we are also generating a pipeline of novel preclinical drug candidates in cancer, including immuno-oncology and genetic diseases. We plan to advance one of our four preclinical programs to support a potential investigational new drug application, or IND, filing in 2019.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through private placements of preferred stock and the initial public offering of our common stock, or IPO. From inception through September 30, 2017, we raised an aggregate of  $214.7 million from such transactions, including $35.0 million in gross proceeds from the private placement of our common stock in April 2017, $57.5 million in aggregate gross proceeds from our IPO in July 2016, and $122.2 million of gross proceeds from sales of our preferred stock and from the issuance of convertible notes that subsequently converted to preferred stock to fund operations.

Since inception, we have incurred significant operating losses. Our net losses were $38.7 million and $36.8 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $140.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. To date, our only source of revenue has been a research agreement with a multinational pharmaceutical company. For the nine months ended September 30, 2017,  we recognized $1.1 million in revenue related to this agreement. No revenue was recognized under this research agreement during the nine months ended September 30, 2016. This research agreement expired on March 31, 2017 in accordance with its terms.

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

The following summarizes our most advanced current research and development programs:

•

Our lead product candidate, SY-1425, is an oral, potent and selective RARα agonist. We  are enrolling patients in a Phase 2 clinical trial evaluating the safety and efficacy of SY-1425 as a single agent in four AML and MDS patient populations as well as in combination with azacitidine, a standard-of-care therapy, in newly diagnosed AML patients not suitable candidates for standard chemotherapy. On the basis of preclinical data we have generated, we have amended the protocol for the Phase 2 clinical trial to evaluate SY-1425 in combination with an anti-CD38 therapeutic antibody in relapsed or refractory AML and higher-risk MDS patients who have either the RARA or IRF8 biomarker, or both, and we expect to begin enrolling patients in this cohort in early 2018.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

SY-1425 external costs	$1,942	$2,667	$5,945	$6,139
SY-1365 and other CDK7 program external costs	2,173	2,746	5,359	7,154
Other research and platform programs external costs	2,335	1,865	6,656	4,888
Employee-related expenses, including stock-based compensation	2,879	3,401	8,823	9,042
Facilities and other expenses	1,118	905	3,333	2,151
Total research and development expenses	$10,447	$11,584	$30,116	$29,374

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, compliance and director and officer insurance costs, as well as investor and public relations expenses, associated with operating as a public company.

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation, and there have been no significant changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on March 20, 2017, other than the adoption of ASU 2016-09 discussed in the notes to the condensed consolidated financial statements as of September 30, 2017.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,
	2017	2016	Dollar Change	% Change

Statements of Operations Data:
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	10,447	11,584	(1,137)	(10)%
General and administrative	3,593	2,633	960	36%
Total operating expenses	14,040	14,217	(177)	(1)%
Other income, net	215	48	167	348%
Net loss	$(13,825)	$(14,169)	$(344)	(2)%

Revenue

We did not recognize any revenue during the three months ended September 30, 2017, as our sole research agreement expired on March 31, 2017 in accordance with its terms, and we do not expect to recognize revenue from this agreement in the future. We did not earn any revenue under the research agreement during the three months ended September 30, 2016.

Research and Development Expense

Research and development expense decreased by approximately $1.2 million, or 10%, from $11.6 million for the three months ended September 30, 2016 to $10.4 million for the three months ended September 30, 2017. The following table summarizes our research and development expenses for the three months ended September 30, 2017 and 2016, together with the changes to those items in dollars (in thousands):

	Three Months Ended September 30,
	2017	2016	Dollar Change	% Change

External research and development	$6,017	$6,626	$(609)	(9)%
Employee-related expenses, excluding stock-based compensation	2,436	2,163	273	13%
Stock-based compensation	443	1,238	(795)	(64)%
Consulting, licensing and professional fees	433	652	(219)	(34)%
Facilities and other expenses	1,118	905	213	24%
Total research and development expenses	$10,447	$11,584	$(1,137)	(10)%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, SY-1425 and SY-1365, and preclinical programs as well as enhancing our internal capabilities, including the following:

•

a decrease of approximately $0.6 million, or 9%, for external research and development, primarily due to decreases in SY-1425 expenses due to the $1.0 million milestone payment made under the TMRC license agreement in September 2016 and SY-1365 expenses resulting from the completion of toxicology studies in 2016, partially offset by increases in discovery expenses;

•

an increase of approximately $0.3 million, or 13%, for increased personnel related expenses, including increased salary and benefits primarily due to the hire of senior research and development personnel;

•	a decrease of approximately $0.8 million, or 64%, for stock-based compensation expense, primarily due to the vesting of restricted stock awards in 2016 upon the closing of our IPO;

•	a decrease of approximately $0.2 million, or 34%, in consulting, licensing, and professional fees primarily related to a decrease in consulting fees in connection with SY-1365; and

•	an increase of approximately $0.2 million, or 24% for increases in the allocation of and increased facilities costs and other operating costs.

General and Administrative Expense

General and administrative expense increased by approximately $1.0 million, or 36%, from $2.6 million for the three months ended September 30, 2016 to $3.6 million for the three months ended September 30, 2017. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation.

Other Income (Expense), Net

 Other income (expense), net consists of interest income on our cash and cash equivalents, interest, amortization of premiums and discounts on marketable securities, and interest expense related to our equipment financing arrangement.

The increase in other income from the three months ended September 30, 2016 to the three months ended September 30, 2017 is due to a higher level of investments in marketable securities. We started investing in marketable securities beginning in October 2016.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,
	2017	2016	Dollar Change	% Change

Statements of Operations Data:
Revenue	$1,101	$—	$1,101	100%
Operating expenses:
Research and development	30,116	29,374	742	3%
General and administrative	10,151	7,544	2,607	35%
Total operating expenses	40,267	36,918	3,349	9%
Other income, net	458	140	318	227%
Net loss	$(38,708)	$(36,778)	$1,930	5%

Revenue

Under the research agreement we entered into with a multinational pharmaceutical company, we recognized revenue of $1.1 million during the nine months ended on September 30, 2017. The research agreement expired on March 31, 2017 in accordance with its terms, and we do not expect to recognize revenue from this agreement in the future. We did not earn any revenue during the nine months ended September 30, 2016.

Research and Development Expense

Research and development expense increased by approximately $0.7 million, or 3%, from $29.4 million for the nine months ended September 30, 2016 to $30.1 million for the nine months ended September 30, 2017. The following table summarizes our research and development expenses for the nine months ended September 30, 2017 and 2016, together with the changes to those items in dollars (in thousands):

	Nine Months Ended September 30,
	2017	2016	Dollar Change	% Change

External research and development	$16,710	$16,032	$678	4%
Employee-related expenses, excluding stock-based compensation	7,602	6,315	1,287	20%
Stock-based compensation	1,221	2,727	(1,506)	(55)%
Consulting, licensing and professional fees	1,250	2,149	(899)	(42)%
Facilities and other expenses	3,333	2,151	1,182	55%
Total research and development expenses	$30,116	$29,374	$742	3%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $0.7 million, or 4%, for external research and development, including an increase in discovery expenses, partially offset by decreases in SY-1365 expenses due to the completion of toxicology studies in 2016 and in SY-1425 due to the $1.0 million milestone payment made under the TMRC liencese agreement in September 2016;

•

an increase of approximately $1.3 million, or 20%, for increased personnel related expenses, including increased salary and benefits primarily due to the hire of senior research and development personnel;

•	a decrease of approximately $1.5 million, or 55%, for stock-based compensation expense, primarily due to the vesting of restricted stock awards in 2016 upon the closing of our IPO;

•

a decrease of approximately $0.9 million, or 42%, in consulting, licensing, and professional fees primarily related to an upfront payment made under our license agreement with TMRC Co., Ltd. in April 2016; and

•	an increase of approximately $1.2 million, or 55% for increases in the allocation of and increased facilities costs and other operating costs.

General and Administrative Expense

General and administrative expense increased by approximately $2.6 million, or 35%, from $7.5 million for the nine months ended September 30, 2016 to $10.2 million for the nine months ended September 30, 2017. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation.

Other Income (Expense), Net

 Other income (expense), net consists of interest income on our cash and cash equivalents, interest, amortization of premiums and discounts on marketable securities, and interest expense related to our equipment financing arrangement. The increase in other income from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 is due to a higher level of invested cash, cash equivalents and marketable securities arising out of the proceeds of our IPO and April 2017 private placement of our common stock.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through September 30, 2017 primarily through gross proceeds of $122.2 million from sales of our preferred stock and the issuance of convertible notes that subsequently converted into preferred stock, $57.5 million in gross proceeds from the sale of common stock in the IPO and $35.0 million in gross proceeds from the sale of common stock in a private placement in April 2017.

On July 20, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $225.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on July 31, 2017. Further, in July 2017, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to such universal shelf registration statement. We have not yet issued or sold any securities under this shelf registration statement.

As of September 30, 2017, we had cash, cash equivalents and marketable securities of approximately $81.9 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016

Net cash provided by (used in):
Operating activities	$(34,162)	$(30,940)
Investing activities	(15,522)	(2,008)
Financing activities	33,245	90,533
Net increase (decrease) in cash and cash equivalents	$(16,439)	$57,585

Net Cash Used in Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $34.2 million during the nine months ended September 30, 2017 compared to $30.9 million during the nine months ended September 30, 2016. The increase in cash used in operating activities was partially due to an increase in our net loss of $1.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, as well as changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $15.5 million during the nine months ended September 30, 2017 compared $2.0 million during the nine months ended September 30, 2016. The increase in cash used in investing activities was due to purchases of marketable securities of approximately $41.8 in the nine months ended September 30, 2017, offset by sales and maturities of marketable securities of approximately $27.0 million. No purchases, sales or maturities of marketable securities occurred in the nine months ended September 30, 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $33.2 million during the nine months ended September 30, 2017, compared to $90.5 million provided by financing activities during the nine months ended September 30, 2016. Cash provided by financing activities for the nine months ended September 30, 2016 was primarily due to the issuance of $50.5 million of common stock through the IPO, as well as preferred stock in connection with the issuance of $39.8 million of Series B preferred stock in January 2016 that converted into shares of common stock upon the closing of the IPO. Cash provided by financing activities for the nine months ended September 30, 2017 was primarily due to the private placement of our common stock for gross proceeds of $35.0 million in April 2017.

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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2017 will enable us to fund our planned operating expenses and capital expenditure requirements to the end of 2018. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2017, there were no material changes to our contractual obligations and commitments described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on March 20, 2017.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of money market funds and marketable securities and are invested in U.S. treasury or government obligations.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2017, we had no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2017 and 2016, respectively.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2017, we implemented an accounting system for purposes of tracking and accounting for stock-based awards, as well as an enterprise resource system for the purposes of maintaining our general ledger and reporting. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $13.4 million, $29.8 million and $47.7 million for the years ended December 31, 2014, 2015 and 2016, respectively, and $38.7 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $140.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock and our initial public offering. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•

continue our planned clinical development activities with respect to SY-1425, including a Phase 2 clinical trial for which enrollment began in September 2016, and SY-1365, for which enrollment in a Phase 1 clinical trial began in May 2017;

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
•

hire and retain additional personnel and add operational, financial and management information systems, including personnel and systems to support our product development and commercialization efforts and help us comply with our obligations as a public company; and

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2017 will enable us to fund our planned operating expense and capital expenditure requirements to the end of 2018. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We are conducting a Phase 2 clinical trial of SY-1425 in genomically defined subsets of patients with acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, identified using our biomarkers. We anticipate reporting initial clinical data from the relapsed or refractory AML and higher-risk MDS and lower-risk transfusion-dependent MDS cohorts of the trial at the American Society of Hematology annual meeting in December 2017. We plan to report additional clinical data from the trial, including in cohorts evaluating SY-1425 in combination with azacitidine and an anti-CD38 therapeutic antibody, during 2018. We are collaborating with a third party with respect to the clinical trial assay being used to select patients with our RARA and IRF8 biomarkers for inclusion in the trial. Our anticipated time to data in this trial is subject to our continued ability to initiate clinical trial sites and recruit eligible patients, the performance of the clinical trial assay and the prevalence of patients with these biomarkers, and the satisfaction by biomarker-positive patients of other eligibility criteria for participation in the trial. The rate of patient enrollment in the trial is difficult to predict. As a result, there can be no assurance that we will enroll or have data from the trial when we anticipate.

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

The data supporting our clinical development strategies for SY-1425 and SY-1365 are derived entirely from preclinical studies. We cannot assure you that we will be able to replicate in human clinical trials the results we observed in animal models. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

We are party to several license agreements under which we license patent rights and other intellectual property related to or business, including: a license agreement with Dana-Farber Cancer Institute, or Dana-Farber, under which we were granted an exclusive worldwide license under specified patents relating to CDK7 inhibitors and JNK inhibitors; a license agreement with the Whitehead Institute for Biomedical Research, or Whitehead, and Dana-Farber, pursuant to which we were granted a predominantly exclusive, with certain non-exclusive exceptions, worldwide license under specified patents relating to modulators of Myc/Max Screen; a license agreement with Whitehead pursuant to which we were granted an exclusive worldwide license under specified patents relating to super-enhancers until April 2016, which license can remain exclusive thereafter, on a field-by-field basis, as long as we can demonstrate that we are using commercially reasonable efforts in the applicable field; and the TMRC license agreement, pursuant to which we were granted a license under specified patent rights, data, regulatory filings and other intellectual property for the North American and European development and commercialization of SY-1425 for the treatment of human cancer indications. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designation for SY-1425 for the treatment of AML in the United States. In the future, however, we or any future collaborators may seek orphan drug designations for SY-1425 in other indications or territories or for other product candidates and may be unable to obtain such designations.

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

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers' Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill.  None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.

A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

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

Finally, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

We are highly dependent on the pharmaceutical research and development and business development expertise of Nancy Simonian, M.D., our president and chief executive officer; Eric R. Olson, Ph.D., our chief scientific officer; Gerald E. Quirk, Esq., our chief legal and administrative officer; and David A. Roth, M.D., our chief medical officer. Each of our executive officers is employed "at will," meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason.

Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. We are currently conducting searches for a Chief Financial Officer and Chief Business Officer. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of October 31, 2017, we had 26,296,436 shares of common stock outstanding. The holders of a significant percentage of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

As of October 31, 2017, we had registered 6,973,946 shares of common stock for potential issuance under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

10.1

Sales Agreement, dated July 20, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-219369) filed on July 20, 2017.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

ales
Exhibit No.	Description of Exhibit
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

Syros Pharmaceuticals, Inc.

Date: November 8, 2017	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer (Principal Financial Officer)

Syros Pharmaceuticals, Inc.

Date: November 8, 2017	By:	/s/ Colleen E. DeSimone
Colleen E. DeSimone
Vice President, Finance (Principal Accounting Officer)