Form 10-K
period 2017-12-31
Syros Pharmaceuticals, Inc.
filed 2018-03-12
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-37813

SYROS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-3772460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 Memorial Drive, Suite 300 Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip code)

(617) 744-1340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ◻    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑    No    ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☑    No    ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	☑
Non-accelerated filer	◻	Smaller reporting company	◻
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☑

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $289,542,157, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.As of February 28, 2018, the registrant had 32,193,961 shares of Common Stock, $0.001 par value per share, outstanding.

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

These forward‑looking statements include, among other things, statements about:

•	our plans to initiate, expand and/or report data from our clinical trials for SY‑1425 and SY‑1365;
•	planned clinical trials for our product candidates, whether conducted by us or by any future collaborators, including the timing of these trials and of the anticipated results;
•	our plans to research, develop, manufacture and commercialize our current and future product candidates;
•	our plans to develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	our expectations regarding the potential benefits of our gene control platform and our approach;
•	our ability to enter into, and the terms and timing of, any collaborations, license agreements, or other arrangements;
•

whether our collaboration with Incyte Corporation, or Incyte, will yield any validated targets, whether Incyte will exercise any of its options to exclusively license intellectual property directed to such targets, and whether and when any of the target validation fees, option exercise fees, milestone payments or royalties under the Incyte collaboration will ever be paid;

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

PART I

Item 1.         BUSINESS

Overview

We are a biopharmaceutical company pioneering an understanding of the non-coding regulatory region of the genome controlling the activation and repression of genes. Our goal is to advance a new wave of medicines to control the expression of genes. We have built a proprietary gene control platform designed to systematically and efficiently analyze this unexploited region of DNA in human disease tissue to identify novel targets linked to genomically defined patient populations and to develop drugs against those targets based on our expertise in transcriptional chemistry. Because gene expression is fundamental to the function of all cells, we believe that our gene control platform has broad potential to create medicines that achieve profound and durable benefit across therapeutic areas and a range of diseases. We are currently focused on developing treatments for cancer and diseases resulting from modifications of a single gene, also known as monogenic diseases, and are building a pipeline of gene control medicines.

Our lead product candidates are:

•

SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is being evaluated in combination with azacitidine, a hypomethylating agent frequently used to treat acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, patients, and with daratumumab, an anti-CD38 therapeutic antibody approved to treat multiple myeloma, in a Phase 2 clinical trial in genomically defined subsets of patients with AML and MDS; and

•	SY-1365, a selective inhibitor of cyclin-dependent kinase 7, or CDK7, in a Phase 1 clinical trial in patients with advanced solid tumors for which expansions in ovarian and breast cancer are planned.

We also have multiple programs in earlier stages of research and development in oncology, including immuno-oncology, and monogenic diseases. Our goal is to build a fully integrated biopharmaceutical company based on our leadership position in gene control.

At the 59th American Society of Hematology Annual Meeting and Exposition in December 2017, or ASH 2017, we presented clinical data from our Phase 2 clinical trial evaluating SY-1425 as a single agent in defined subsets of AML and MDS patients with our proprietary RARA and IRF8 biomarkers. In the trial, we observed that chronic daily dosing of SY-1425 administered at 6 mg/m2 orally divided in two doses was generally well-tolerated and that clinical and biological activity was observed in patients enrolled in the trial. Specifically, clinical activity was observed in ten of 23 (43%) evaluable patients with relapsed or refractory AML and higher-risk MDS, including improvement in blood counts, reduction in leukemic blasts and one bone marrow complete response. Thirteen of the 23 (57%) evaluable relapsed or refractory AML and higher-risk MDS patients had stable disease. Myeloid differentiation was also observed in the bone marrow, consistent with the underlying mechanism of action of SY-1425 as a differentiating agent. Induction of CD38, a marker of cell differentiation, was observed after one 28-day cycle of treatment in 11 of 13 (85%) patients with pre- and post-treatment immunophenotyping samples.

We believe that these clinical data, when combined with preclinical data showing the tumor-killing activity of SY-1425 in combination with azacitidine and with daratumumab, support the ongoing development of SY-1425 as a combination agent. SY-1425 has shown synergistic tumor-killing activity in combination with azacitidine as well as with daratumumab in preclinical models of RARA biomarker-positive AML. In combination with azacitidine, SY-1425 demonstrated greater clearance of tumor cells in bone marrow and other tissues and greater depth and duration of tumor response in preclinical models, compared to either azacitidine or SY-1425 alone. In combination with daratumumab, SY-1425 induced robust immune cell-mediated tumor death in vitro. Notably, AML cells do not normally express high levels of CD38. We have shown that by inducing CD38 expression, SY-1425 sensitizes biomarker-positive AML models to the tumor-killing effects of daratumumab.

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, and in combination with daratumumab in approximately 12 relapsed or refractory AML and higher-risk MDS patients. All patients enrolled or to be enrolled in the trial have been or will be prospectively selected using our proprietary RARA or IRF8 biomarkers. In December 2017, we entered into a clinical supply agreement with Janssen Research and Development, LLC, or Janssen, pursuant to which Janssen agreed to supply us daratumumab for use in the trial. We are no longer enrolling patients in the cohorts of the trial in which SY-1425 was being evaluated as a single agent. We expect to report initial clinical data from the combination cohorts of the trial in the fourth quarter of 2018.

We are continuing to dose patients in the dose-escalation phase of our ongoing Phase 1 clinical trial of SY-1365 and expect to report data from this phase of the trial in the fourth quarter of 2018. Once a maximum tolerated dose is reached in the dose escalation phase of the Phase 1 clinical trial and the recommended dosing schedule is identified, we intend to open expansion cohorts evaluating SY-1365 in multiple ovarian cancer populations as a single agent as well as in combination with carboplatin, a chemotherapeutic agent. The ovarian cancer populations include a 24-patient cohort evaluating SY-1365 as a single agent in patients who have relapsed after three or more prior therapies, a 24-patient cohort evaluating SY-1365 in combination with carboplatin in patients who relapsed after one or more prior therapies but who may still benefit from additional platinum-based treatment, and a 12-patient pilot cohort evaluating SY-1365 as a single agent in primary platinum-refractory disease. We also plan to evaluate SY-1365 in combination with fulvestrant, a hormonal medicine, in 12 patients with hormone-receptor positive, or HR+, HER-2-negative metastatic breast cancer who have progressed after treatment with a CDK4/6 inhibitor plus an aromatase inhibitor. In addition, we plan to evaluate the mechanism of action of SY-1365 in ten patients with any solid tumor accessible for biopsies. We expect that the expansion cohorts in our Phase 1 clinical trial will be open to enrollment in mid-2018.

We currently have five programs in our preclinical and discovery pipeline, including preclinical programs directed to the development of a novel CDK7 inhibitor that can be administered orally, inhibitors of cyclin-dependent kinase 12/13, and inhibitors of an immuno-oncology target, as well as discovery programs related to a gene control target to treat sickle cell disease and in the field of cancer. We plan to nominate a development candidate from one of our preclinical programs during 2018 that we can advance into studies to support a potential investigational new drug application, or IND, filing in 2019. We have and are continuing to use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018 under which we will use our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms. See “—License and Collaboration Agreements – Incyte” below.

Our Focus—Gene Control Medicines

There are approximately 200 different cell types in the human body. Despite having identical genomes, each of these cell types has a different function. For example, a skin cell functions differently than a muscle cell despite sharing the exact same DNA. What determines cell type and function is the specific set of genes that is expressed, or turned “on” or “off,” in that given cell. This coordinated activation and repression of genes, known as the cell’s gene expression program, is controlled in part by a number of cellular components acting on non-coding regions of the genome. These components include transcription factors, transcriptional kinases, other transcriptional and regulatory proteins, and RNA. These transcriptional and regulatory proteins bind with specific regions of non‑coding DNA, including a specific category called enhancers, to control the rate and magnitude of gene transcription.

In some diseases, alterations in the physical state or function of the non‑coding regions of the genome can change a cell’s gene expression program, altering the type and function of that cell. Because the altered gene expression program is implemented by transcription factors, transcriptional kinases, other transcriptional and regulatory proteins, and RNA, these proteins and RNA can be important points for therapeutic intervention. Because this biology is fundamental to the function of all cells, it applies across diseases, whether the cause is genetic, environmental, bacterial, viral or multi‑factorial.

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

While targeted therapies, in which the right drug is matched to the right patient, have dramatically improved the ability to treat certain cancers and other serious diseases, the opportunity to identify new drug targets by sequencing coding regions of DNA is limited, particularly in cancer. Moreover, in cancer, the clinical benefit from inhibiting abnormal proteins resulting from single genetic alterations is often short-lived due to drug resistance. Furthermore, many serious diseases continue to go unaddressed due to the limitations of current drug discovery approaches. Taken together, these factors underscore the need for fundamentally new approaches to drug discovery and development.

Gene control medicines are intended to modulate the cell’s underlying gene expression program, influencing the expression of the crucial set of genes that are associated with disease. The relatively few gene control medicines available today are among the most important targeted therapies and are widely used for their approved indications. Drugs that target transcription factors, such as those which target the estrogen receptor in breast cancer, androgen receptor in prostate cancer and glucocorticoid receptor in inflammation, are important examples of gene control medicines that have produced transformative patient benefits. For example, tamoxifen, a gene control medicine targeting a transcription factor, revolutionized the treatment of certain breast cancers, illustrating the significant therapeutic potential of gene control medicines. However, the difficulty in studying non‑coding regions of the genome historically prevented a systematic approach to identifying these critical points of intervention, making gene control a largely untapped field for targeted drug discovery and development.

Based on the work of Syros’ scientific founders Richard A. Young, Ph.D., James Bradner, M.D. and Nathanael Gray, Ph.D., and other scientists, there is now a rapidly growing scientific understanding of how alterations in non‑coding regions of the genome drive disease and how to modulate gene control targets. One of the seminal discoveries that pushed the field forward came out of Dr. Young’s laboratory at the Whitehead Institute for Biomedical Research, or Whitehead. He discovered that a very small unique subset of enhancers, called super‑enhancers, are central to orchestrating gene expression programs. These highly specialized regulatory regions of non‑coding DNA bring together the cellular components needed for gene expression, assembling large amounts of transcription factors, transcriptional kinases and other transcriptional and regulatory proteins to drive increased expression of genes crucial to a given cell’s type and function.

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

Our Gene Control Platform

Our proprietary gene control platform consists of two fundamental pillars:

•

Identifying gene control targets that, when modulated with a drug, may provide a therapeutic benefit to a defined patient population. We analyze gene expression programs and the non-coding regions of the genome associated with those expression programs in diseased and healthy cells taken from patient tissues to identify points of therapeutic intervention and associated biomarkers in specific patient populations.

•	Drugging gene control targets. We develop product candidates to modulate gene control targets through:
•	internal drug discovery efforts focused on creating small molecule drugs targeting transcription factors, transcriptional kinases and other transcriptional and regulatory proteins; and

•

externally focused efforts to link existing drugs to specific patient populations identified through our platform. These externally focused efforts could enable us to identify drugs that we may seek to in‑license or acquire or use as starting points for our own drug discovery programs to accelerate our development path, as we did with SY-1425.

Identifying Novel Gene Control Targets

Our long‑term goal is to analyze gene expression programs in serious diseases where we believe currently underserved patients can benefit from gene control medicines. We have invested significant resources in building capabilities to discover novel gene control targets and associated biomarkers. Our approach is disease‑focused. Our platform consists of technologies and capabilities to analyze gene expression programs directly from patient tissue samples. We do this by employing our expertise and technologies in computational, gene control and cellular biology. We have in‑licensed intellectual property from the laboratories of our scientific founders at Whitehead and the Dana‑Farber Cancer Institute, Inc., or Dana-Farber. We have significantly improved this licensed technology, including computational algorithms and tissue processing systems, which have produced a highly efficient, scalable approach to analyze gene expression programs using small amounts of patient tissue. These advancements have enabled us to generate a substantial dataset of gene expression programs and to identify targets across many diseases and cell types. Through those efforts, we have identified drug targets in oncology, immuno‑oncology, immunology and monogenic diseases, and have validated several of these targets using biological methods to ablate, or knock out, the target gene or chemical methods to modulate the target’s activity. The discovery and validation of these targets has led to the identification of our product candidates SY‑1425 and SY-1365 as well as additional novel product candidates in earlier stages of research and preclinical development. We plan to analyze gene expression programs in other cancers, and to collaborate with third parties such as Incyte to identify and validate targets in diseases beyond our current areas of focus.

In some diseases, particularly monogenic diseases, research has revealed that a therapeutic benefit might be possible from modulating expression of a single gene. Another application of our platform is to characterize the regulatory region associated with such a gene and identify protein or RNA components that could be modulated to alter the expression of that single gene. We are applying this approach to sickle cell disease based on the hypothesis that increased expression of the fetal hemoglobin gene in individuals with sickle cell disease could be therapeutically beneficial.

Validation of Our Approach

We have validated our approach by successfully linking known targets of successful, marketed drugs to super‑enhancers in human disease tissue. Additionally, using our platform, we have identified super‑enhancers associated with genes linked to the hallmarks of a number of serious diseases.

During 2017, we presented data generated by our scientists in collaboration with researchers at Whitehead in which we analyzed regulatory regions of the genome in cancer stem cell enriched triple-negative breast cancer, or TNBC, cell lines. Cancer stem cells, or CSCs, are known to be involved in resistance to chemotherapies, relapse of disease and development of metastasis. The analysis revealed key genes that may be involved in driving disease relapse and metastasis, with implications for the discovery and development of novel therapies for TNBC. Notably, TP73, a gene that encodes a DNA-binding transcription factor called p73, was found to be a core driver of transcriptional circuitry in CSCs, controlling super-enhancer associated genes involved in cell migration, signal transduction and developmental processes. The set of TP73-controlled genes provide new leads for drug discovery and development with potential to yield much-needed new therapies for TNBC patients.

We also presented data during 2017 from our collaboration with the University of California, San Diego, in which our platform was used to analyze and compare super-enhancers in cells from pancreatic cancer patient tumors to those in cells from normal pancreatic tissues. These data showed that the leukemia inhibitory factor, or LIF, gene demonstrated one of the most significant changes in enhancer size from pancreatic tumors in comparison to normal pancreatic tissue. In preclinical mouse models, LIF enhanced the anti-tumor activity of chemotherapy and produced a survival benefit when inhibited using a monoclonal antibody.

Finally, we presented data in the last year showing alterations in regulatory regions of the genome in T cells from patients with systemic lupus erythematosus, or SLE, revealing genes critical for activating T cells and driving disease. Specifically, we found that genes regulated by activation of the SYK kinase and IRF4 transcription factor are significantly enriched in SLE naïve and memory T cells, suggesting that they are key drivers of T cell activation in SLE and a core part of the transcriptional regulatory circuitry driving the disease. These findings provide biological insights into the autoimmune response in lupus that could lead to the identification of novel drug targets and therapeutic approaches to treat SLE.

Drugging Gene Control Targets

We develop product candidates against gene control targets through:

•	internal drug discovery efforts focused on creating small molecule drugs targeting transcription factors, transcriptional kinases and other transcriptional and regulatory proteins; and
•

linking existing drugs, which we could in‑license, to specific patient populations identified through our platform—a strategy we implemented by in-licensing SY-1425 to accelerate our clinical development path.

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

Drugging Transcriptional Kinases

SY‑1365 demonstrates our ability to identify tumors with transcriptional dependencies and to selectively drug transcriptional kinases. Using our core capabilities in gene control biology and biochemistry, we believe that we have the most advanced inhibitor of CDK7 in clinical development.

Drugging Transcription Factors

Leveraging our expertise in biology, biochemistry and chemistry, we have developed a suite of proprietary screens and assays to demonstrate direct binding of novel transcription factor inhibitors and to directly assess transcription factor inhibition in cells. We are using our capabilities and expertise in structure-based drug design and medicinal chemistry to identify small molecules that that interact with transcription factors.

Linking Existing Drugs to Novel Patient Populations

SY‑1425 demonstrates our ability to link existing drugs to novel genomically defined patient populations identified through our platform. We have established a process to systematically screen existing compounds for relationships between drug sensitivity and super‑enhancers that we identify in human disease tissue. To date, we have identified multiple drug and enhancer relationships, the most advanced leading to the identification of SY‑1425. This program exemplifies the general approach of using our platform to identify compounds that could accelerate our clinical development path.

Our Clinical Programs

SY‑1425

Overview

SY‑1425 (tamibarotene) is an oral, potent and selective agonist of the transcription factor RARα. In September 2015, we in‑licensed from TMRC Co., Ltd., or TMRC, the exclusive right to use intellectual property and data rights controlled by TMRC to develop and commercialize SY‑1425 for oncology indications in North America and Europe. We are currently conducting a Phase 2 clinical trial assessing the safety and efficacy of SY-1425 in combination with azacitidine, a hypomethylating agent frequently used to treat patients with AML and MDS, in approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, and in combination with daratumumab, an anti-CD38 therapeutic antibody approved to treat multiple myeloma, in approximately 12 relapsed or refractory AML and higher-risk MDS patients. All patients enrolled or to be enrolled in the trial have been or will be prospectively selected using our proprietary RARA or IRF8 biomarkers. We expect to report initial clinical data from the combination cohorts of the trial in the fourth quarter of 2018.

Linking SY‑1425 to Novel Patient Populations

We leveraged our platform to analyze gene expression programs in primary AML and breast cancer patient tissue samples. We discovered that RARA, the gene that codes for RARα, was associated with a super‑enhancer in some patients’ tumors but not in others. A super-enhancer is a highly specialized region of non-coding DNA central to orchestrating gene expression programs and driving increased expression of genes crucial to the function of a given cell.  The function of RARα differs depending on whether it is bound to its ligand. In the absence of a ligand, RARα represses differentiation. We believe that in tumors with the RARA‑associated super‑enhancer, there is an abundance of unliganded RARα, resulting in the repression of differentiation, thereby locking the cell in an immature, proliferative and undifferentiated state. Introducing a RARα agonist, such as SY‑1425, simulates the activity of a ligand, activating differentiation.

In collaboration with researchers at Stanford University School of Medicine, we published data in the journal Cancer Discovery during 2017 where we used our gene control platform to analyze 66 AML patients’ tumor samples and identified six distinct patient subsets based on super-enhancer profiles. The data showed that:

•	super-enhancer profiles were strongly associated with survival outcomes, often independent of known genetic mutations in AML;
•	the RARA super-enhancer was associated with high expression of the RARA gene, which codes for the RARα transcription factor;
•

RARA pathway activation was predictive of response to SY-1425 as demonstrated by reduced proliferation and increased differentiation in AML cells with high RARA expression. Moreover, SY-1425 decreased tumor burden and prolonged survival in mouse models in which the mice are implanted with human tumors, which are referred to as patient‑derived xenograft models, or PDX models, of AML with high RARA expression, while no effect was found on AML cells or PDX models with low RARA expression;

•	all trans retinoic acid, or ATRA, a less potent and non-selective retinoid, produced no survival benefit in PDX models with high RARA expression; and
•

SY-1425 induced significant transcriptional changes promoting cell differentiation in AML cells with high RARA expression, but little to no transcriptional changes in AML cells with low RARA expression.

SY‑1425 Development Plan

We plan to develop SY‑1425 in North America and Europe for treatment of AML and MDS in genomically defined subsets of patients with either the RARA or IRF8 biomarker, or both. In September 2016, we initiated a multi-center, open-label Phase 2 clinical trial enrolling genomically-defined subsets of patients with AML and MDS pursuant to an IND accepted by the U.S. Food and Drug Administration, or FDA, in May 2016. In the fourth quarter of 2016, an investigational device exemption for the assay being used to select patients with the RARA and IRF8 biomarkers for inclusion in this trial was approved by the FDA. In this trial, we have explored the safety and efficacy of SY-1425 as a single agent, and are continuing to explore the safety and efficacy of SY-1425 in combination with other approved and investigational agents, in the following patient cohorts:

•	Single-agent SY-1425 in approximately 25 patients with relapsed or refractory AML or relapsed higher‑risk MDS;
•	Single-agent SY-1425 in approximately 25 newly-diagnosed AML patients who are not suitable candidates for standard chemotherapy;
•	Single-agent SY-1425 in approximately 25 patients with lower-risk, transfusion-dependent MDS;
•	SY-1425 in combination with azacitidine in approximately 25 newly-diagnosed AML patients who are not suitable candidates for standard chemotherapy; and

•	SY-1425 in combination with daratumumab in approximately 12 patients with relapsed or refractory AML or relapsed higher‑risk MDS.

All patients enrolled or to be enrolled in the trial are prospectively selected using our proprietary RARA or IRF8 biomarkers. At the European School of Hematology’s 4th International Conference on AML in October 2017, or ESH, we presented data from 201 evaluable patients screened in our ongoing Phase 2 clinical trial demonstrating that approximately 40% of patients were positive for either the RARA or IRF8 biomarker, or both, and that approximately one-third of the relapsed or refractory AML and higher-risk MDS patients tested were biomarker positive.

Tamibarotene, the active pharmaceutical ingredient of SY‑1425, has been extensively studied and has a well‑established safety profile. In our Phase 2 clinical trial, we are using the same dosage used in the treatment of acute promyelocytic leukemia, or APL, in Japan. This same dosage for SY‑1425 was previously used in a U.S. trial in relapsed and refractory APL, for which an IND was opened. We have exclusively in‑licensed from TMRC certain intellectual property rights controlled by TMRC and the preclinical data package that was used for approval in Japan and the IND filing in the United States for use in all cancer indications in North America and Europe.

At ASH 2017, we presented clinical data from our Phase 2 clinical trial evaluating SY-1425 as a single agent in 29 patients with relapsed or refractory AML or relapsed higher-risk MDS, and in 29 patients with lower-risk transfusion-dependent MDS. The median age of patients in the relapsed or refractory and higher-risk AML cohort was 72, with more than half of the patients having poor risk cytogenetics and 45% having two or more prior therapies. The median age of patients in the lower-risk MDS cohort was 76. In the trial, we observed that chronic daily dosing of SY-1425 administered at 6 mg/m2 orally divided in two doses was generally well-tolerated, with a median treatment duration of 80 days and patients treated up to eight months and remaining on study. The majority of adverse events observed in the trial were low grade, with the most commonly-reported adverse events across all grades and causality being elevated triglycerides (36%), fatigue (31%), and dermatologic effects (28%). The most common Grade 3 or 4 adverse event was elevated triglycerides (16%).

At the time of the data cut-off for presenting data at ASH 2017, 48 patients were evaluable for response assessment, including 23 patients in the relapsed or refractory AML or relapsed higher-risk MDS cohort and 25 patients in the lower-risk transfusion-dependent MDS cohort. Clinical activity was observed in ten of 23 (43%) evaluable patients with relapsed or refractory AML and higher-risk MDS, and two of the 25 (8%) evaluable lower-risk MDS patients, including:

•

Nine patients with improvements in hematologic parameters, four of whom achieved hematologic improvement lasting at least eight weeks, as defined by the Revised International Working Group, or IWG, criteria;

•	Five patients with reductions in bone marrow blasts, with one relapsed or refractory higher-risk MDS patient achieving a marrow complete response as defined by IWG criteria;
•	Thirteen of the 23 (57%) evaluable relapsed or refractory AML and higher-risk MDS patients had stable disease; and
•	No patients with lower-risk MDS achieved transfusion independence.

In addition, myeloid differentiation was observed in the bone marrow, consistent with the underlying mechanism of action of SY-1425 as a differentiating agent. The graphic below depicts myeloid differentiation in one relapsed or refractory AML patient starting after one cycle, with marrow blast reduction of greater than 25% beginning after two cycles and continuing to the start of the fourth cycle:

In addition to morphologic evidence of differentiation, immunophenotyping of bone marrow samples demonstrated induction of CD38, a marker of cell differentiation, after one 28-day cycle of treatment in 11 of 13 (85%) patients with pre- and post-treatment immunophenotyping samples.

We are no longer enrolling patients in the cohorts of the trial in which SY-1425 was being evaluated as a single agent. We believe that these clinical data, when combined with preclinical data showing the tumor-killing activity of SY-1425 in combination with azacitidine and with daratumumab, support the ongoing development of SY-1425 as a combination agent. SY-1425 has shown synergistic tumor-killing activity in combination with azacitidine as well as with daratumumab in preclinical models of RARA biomarker-positive AML. In combination with azacitidine, SY-1425 demonstrated greater cell death in vitro as well as greater clearance of tumor cells in bone marrow and other tissues and greater depth and duration of tumor response in PDX models, compared to either azacitidine or SY-1425 alone:

In combination with daratumumab, SY-1425 induced robust immune cell-mediated tumor death in vitro. Notably, AML cells do not normally express high levels of CD38. We have shown that by inducing CD38 expression, SY-1425 sensitizes biomarker-positive AML models to the tumor-killing effects of daratumumab. At the European Hematology Association 22nd Congress held in June 2017, we presented data showing that, by inducing CD38 expression, SY-1425 sensitizes biomarker-positive AML models to the tumor-killing effects of daratumumab. The preclinical studies showed that SY-1425 induced levels of CD38 expression in RARA-high AML cells comparable to those in multiple myeloma cells that are known to be responsive to daratumumab, and led to robust cell-mediated tumor cell death in RARA-high AML cells when combined with daratumumab, as shown below:

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy and in combination with daratumumab in approximately 12 relapsed or refractory AML and higher-risk MDS patients. All patients enrolled or to be enrolled in the trial have been or will be prospectively selected using our proprietary RARA or IRF8 biomarkers. The primary endpoints for each of these cohorts of the trial are overall response rate, as determined by IWG criteria, as well as safety and tolerability. Secondary endpoints include duration of response, hematologic improvement and, for the daratumumab combination cohort, CD38 induction. In December 2017, we entered into a clinical supply agreement with Janssen pursuant to which Janssen agreed to supply us daratumumab for use in the trial. We expect to report initial clinical data from the combination cohorts of the trial in the fourth quarter of 2018.

We have entered into an agreement with a third party commercial provider to provide a validated laboratory test under Clinical Laboratory Improvement Amendment, or CLIA, guidelines using a well‑established diagnostic platform and approach that is being used to prospectively enroll RARA and IRF8 biomarker‑positive patients in our clinical trial. This CLIA laboratory test could become the basis for a commercial companion diagnostic. We are evaluating commercial providers to lead the development of a potential commercial companion diagnostic for these biomarkers, but have not yet selected a platform for development of a companion diagnostic test or entered in to an agreement with a third party for this work. We expect to do so in 2018.

We chose AML and MDS for our initial indications due to high levels of observed efficacy of SY‑1425 in our preclinical models, the significant unmet medical need of these patients and the potential for accelerated development. We intend to pursue additional indications, including breast cancer, upon establishing proof‑of‑concept in AML and MDS. Our preclinical data in breast cancer supports the development of SY‑1425 in genomically defined subsets of patients with breast cancers with our RARA biomarker. We also believe there are subsets of patients with other tumor types with our RARA biomarker and continue to research the role of the super‑enhancer associated with RARA in additional cancers.

Preclinical Data in Breast Cancer

Additionally, in our preclinical studies in breast cancer, many of which were presented at the San Antonio Breast Cancer Symposium in December 2016, we observed a strong link between sensitivity to treatment with SY‑1425 and breast cancer tumors with the RARA biomarker. As shown below, SY‑1425 was observed to result in significant tumor growth inhibition in PDX models derived from tumors with the RARA biomarker but was observed to have no effect in RARA biomarker-negative PDX models. Our in vitro studies have also shown that SY-1425 increased the anti-

tumor effects of standard-of-care therapies, including tamoxifen and palbociclib, in ER-positive breast cancer cells with high RARA expression and lapatinib in HER2-positive breast cancer cells with high RARA expression.

Prior Clinical Data

Tamibarotene, the active pharmaceutical ingredient of SY‑1425, is approved and marketed in Japan under the brand name Amnolake® for treatment of acute recurrent or intractable APL. Given the demonstrated efficacy of the drug in acute recurrent or intractable APL, we may evaluate SY‑1425 for treatment of APL in North America and Europe, but we do not have any current plans to do so. Extensive clinical work had been conducted on tamibarotene prior to us in‑licensing it from TMRC. The effectiveness of tamibarotene has been evaluated in patients with APL, including for relapsed patients and as maintenance therapy for newly diagnosed patients.

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

•

In a different Phase 3 clinical trial comparing tamibarotene to ATRA as maintenance therapy in newly diagnosed APL patients, the seven‑year relapse‑free survival rate in high‑risk patients treated with tamibarotene was 89%, compared to 62% in high‑risk patients treated with ATRA (p=0.034). In all patients, the seven-year relapse-free survival rate was 93% in the tamibarotene arm and was 84% in the ATRA arm (p=0.031).

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

				CRm	23%	3%
Design	Number of Patients	Patient Population	Tamibarotene Treatment	Efficacy / Duration
Phase 2 in relapsed APL[1]	25	Relapse after ATRA‑induced CR	6 mg/m2 daily, discontinued at CR	CR = 58% (14/24 evaluable) (≥ 14 months duration in 5 patients in conjunction with BMT, 7 patients in conjunction with CT)
Phase 3 tamibarotene vs. ATRA as APL maintenance[2]	134	Front‑line following ATRA‑induced CR and consolidation	Tamibarotene 6 mg/m2 vs. ATRA 45 mg/m2 14 days every 3 months for 2 years	Overall 7‑year RFS: 93% vs. 84%; 7‑year RFS in high risk: 89% vs. 62% (tamibarotene vs. ATRA)
Phase 2 in relapsed/refractory APL after ATRA and ATO[3]	14	Patients with prior lines of treatment (9 with 2 prior lines, 3 with 3 prior lines and 2 with 5 prior lines)	6 mg/m2 daily for 56-day induction period then every other month as consolidation for up to one year	CR = 36% CRi = 29% mEFS = 3.5 months mOS = 9.5 months
Phase 3, tamibarotene vs. ATRA as add-on to ATO in relapsed APL[4]	71		6 mg/m2/day tamibarotene, 25 mg/ m2/day ATRA add‑on to 0.15 mg/kg/day ATO for 56 days	CR CRm	Tamibarotene +ATO 80% 23%	ATRA + ATO 54% 3%

Table legend:

CR = complete remission	CRm = complete molecular remission	CRi = complete remission with incomplete blood count recovery
RFS = relapse‑free survival	mEFS = median event‑free survival	mOS = median overall survival
BMT = bone marrow transplant	CT = chemotherapy

1.	Tobita, et al. Blood, August 1997.
2.	Takeshita, et al. American Society of Hematology presentation, December 2017.
3.	Sanford D, et al. British Journal of Haematology, July 2015.
4.	Wang et al, American Society of Hematology presentation, December 2015.

Tamibarotene was also studied in a Phase 2 clinical trial for the treatment of unselected late‑stage non‑small cell lung cancer under a previous license between TMRC and a third party. The trial evaluated the efficacy and safety of adding tamibarotene or placebo to paclitaxel and carboplatin in patients with stage IIIb (plus pleural effusion) or IV non‑small cell lung cancer. This trial was terminated when interim data suggested that a primary endpoint of progression‑free survival for 18 months after starting therapy would not be reached. Interim data also showed that tamibarotene combined with paclitaxel and carboplatin chemotherapy was associated with increased toxicity in this non‑selected non‑small cell lung cancer patient population.

SY‑1425 Market Opportunity

We believe that SY‑1425 has the potential to address significant unmet medical need across a range of blood cancers and solid tumors. At ESH, we presented data from 201 evaluable patients screened in our ongoing Phase 2 clinical trial demonstrating that approximately 40% of patients were positive for either the RARA or IRF8 biomarker, or both, and that approximately one-third of the relapsed or refractory AML and higher-risk MDS patients tested were biomarker positive.

There are an estimated 33,000 new AML diagnoses in the United States, Canada and the five largest European countries each year. While several new drugs for the treatment of AML have been approved in the last year, AML remains an area of significant unmet medical need. According to the American Cancer Society, newly diagnosed AML patients in the United States have a 27% five‑year survival rate. More than half of newly diagnosed AML patients are elderly or unfit for treatment with standard therapies, leaving this group with limited treatment options and an average survival of less than one year. Despite initial responses to therapy in select patients, the majority of AML patients relapse or become refractory to current treatment options. There are an estimated 10,000 cases of relapsed or refractory AML each year in the United States, Canada and the five largest European countries each year. In the absence of adequate therapies, these relapsed or refractory patients may be put into clinical trials for new and emerging therapies, and average survival of these patients is estimated to be less than six months.

There are approximately 32,000 new MDS diagnoses in the countries listed above each year, with up to one‑third of these newly diagnosed patients estimated to be likely to progress to AML. Of these patients, approximately 7,500 MDS patients have newly-diagnosed, higher‑risk MDS. In the United States, newly-diagnosed, higher‑risk MDS patients are expected to survive for 0.8-1.6 years, and relapsed or refractory higher-risk AML patients have an average survival of less than six months. As with AML, treatment options for these patients are limited, with no new drugs having been approved for the treatment relapsed or refractory, higher-risk MDS in over a decade.

There are an estimated 2,500 new APL cases diagnosed in the United States, Canada and the five largest European countries each year. Despite advances in treating APL, approximately 20-30% of APL patients relapse and require salvage therapy.

SY‑1365

Overview

SY‑1365 is a highly potent and selective small molecule CDK7 inhibitor. CDK7, a member of the cyclin‑dependent kinase, or CDK, family, is a transcriptional kinase that plays a central role in the expression of key tumor-driving genes, transcription factors, and anti-apoptotic proteins. CDK7 activity has been implicated in various solid tumors with transcriptional dependencies. Inhibiting CDK7 preferentially lowers the expression of disease‑driving transcription factors controlled by super‑enhancers, and results in the preferential killing of cancer cells over non‑cancerous cells. Using our platform, we have generated several potent and selective small molecule CDK7 inhibitors, including SY‑1365.

SY-1365 is currently in a Phase 1 clinical trial in patients with advanced solid tumors. We believe that SY-1365 is the most advanced selective CDK7 inhibitor in clinical development. SY-1365, alone and in combination with other therapeutic agents, has shown significant anti-proliferative and pro-apoptotic activity in multiple in vitro and in vivo models of difficult-to-treat solid tumors, including ovarian and breast cancers. SY-1365 has induced anti-tumor activity in both cell line-derived xenograft and patient-derived xenograft models, including tumor regressions at a twice weekly dosing regimen consistent with the initial regimen being evaluated in our Phase 1 clinical trial. SY-1365 has also shown to anti-tumor activity in models of blood cancers such as acute leukemias, as evidenced by in vitro cell death or complete tumor growth inhibition in cell-derived xenografts. Finally, SY-1365 has been shown to lower the expression of oncogenic transcription factors, including MYC, a mechanistic effect consistent with inhibition of CDK7.

SY‑1365 Clinical Development Plan

In April 2017, the FDA accepted our investigational new drug, or IND, application to advance SY-1365 into a Phase 1 clinical trial in patients with advanced solid tumor malignancies for whom standard curative or palliative measures do not exist or are no longer effective. This trial began enrolling patients in the second quarter of 2017. The trial is testing the safety and tolerability of escalating doses of SY-1365 with the goal of establishing a maximum tolerated dose and a recommended Phase 2 dose and schedule. Additional study objectives include assessing pharmacodynamic changes and early signs of biological activity using biomarkers and clinical efficacy as measured by response rate using radiographic measures. We are currently exploring both a twice-weekly and a once-weekly dosing regimen, and we anticipate that approximately 35 patients will be enrolled in the dose escalation phase of the trial.

Once a maximum tolerated dose is reached in the dose escalation phase of the Phase 1 clinical trial and the recommended dosing schedule is identified, we intend to open expansion cohorts evaluating SY-1365 in multiple ovarian cancer populations as a single agent as well as in combination with carboplatin, a chemotherapeutic agent. The ovarian cancer populations include a 24-patient cohort evaluating SY-1365 as a single agent in patients who have relapsed after three or more prior therapies, a 24-patient cohort evaluating SY-1365 in combination with carboplatin in patients who relapsed after one or more prior therapies but who may still benefit from additional platinum-based treatment, and a 12-patient pilot cohort evaluating SY-1365 as a single agent in primary platinum-refractory disease. We also plan to evaluate SY-1365 in combination with fulvestrant, a hormonal medicine, in 12 patients with HR+, HER-2-negative metastatic breast cancer who have progressed after treatment with a CDK4/6 inhibitor and aromatase inhibitor.

In addition, we plan to evaluate the mechanism of action of SY-1365 in ten patients with any solid tumor accessible for biopsies. A schematic of our Phase 1 clinical trial of SY-1365 is below:

We expect that the expansion cohorts in our Phase 1 clinical trial will be open to enrollment in mid-2018 and that we will report clinical data from the dose-escalation phase of our Phase 1 trial, including safety and pharmacokinetic/pharmacodynamic data, in the fourth quarter of 2018.

Our Preclinical Data

Our clinical development program for SY-1365 is based on a robust preclinical development program showing significant anti-proliferative activity of SY-1365 in multiple in vitro and in vivo models of difficult-to-treat solid tumors and blood cancers, including ovarian cancer, breast cancer and AML.

To evaluate the in vivo activity of SY-1365 in ovarian cancer, we evaluated SY-1365 in a number of patient-derived xenograft models derived from heavily-pretreated ovarian cancer patients and compared tumor growth in mice administered SY-1365 twice-weekly at the maximum tolerated dose in that species to untreated mice. Significant tumor growth inhibition was observed in many of these models following administration of SY-1365, with data from a representative model set forth in the graphic below:

40mg/kg BIW
30mg/kg BIW
Tumor volume (mm3)
900
800
700
600
500
400
300
200
100
0
0
10
20
30
40
50
Days after dosing start
Tumor growth in individual SY-1365 treated mice
Historical tumor growth in individual untreated mice

We have also shown the synergistic effect of treatment with SY-1365 and platinum-based chemotherapy in  several ovarian cancer cell lines, as exemplified in the graphic below:

The inhibitory activity of SY-1365 was evaluated in vitro in many breast cancer cell lines, representing different subgroups of breast cancer. SY-1365 showed anti-tumor activity in all subgroups, inducing cell death in 15 of 19 TNBC cell lines and 17 of 21 HR+ and HER2-positive cell lines. At the San Antonio Breast Cancer Conference held in December 2017, we presented the results of our analysis of the anti-tumor activity of SY-1365 in xenograft models of TNBC. In the graphic below, we showed a complete response in mice administered SY-1365 twice weekly at the maximum tolerated dose in that species as compared to untreated mice.

We, together with several of our academic collaborators, have demonstrated that SY-1365 could inhibit many HR+ cancer cells, including those with a form of acquired resistance to a class of hormonal treatments known as aromatase inhibitors, and that SY-1365 was able to inhibit breast cancer cell lines in vitro that no longer respond to inhibitors of CDK4/6. In addition, SY-1365 showed in vitro synergy with fulvestrant in several HR+ breast cancer cell lines. SY-1365 also showed a combination effect with fulvestrant in an in vivo model of HR+ breast cancer, as shown in the graphic below. We believe that these data, taken together, provide a mechanistic rationale for evaluating SY-1365 in combination with fulvestrant in patients with HR+ metastatic breast cancer who have progressed following treatment with a CDK4/6 inhibitor plus an aromatase inhibitor.

We also believe that SY-1365 has potential in blood cancers as well as in other solid tumor malignancies.  The preclinical rationale for potential development of SY-1365 in blood cancers includes data we presented at ASH 2017 demonstrating that SY-1365:

•	inhibited proliferation in vitro in leukemia and lymphoma cells, as well as leukemia cells from primary patient cultures;
•	induced cell death in the majority of AML, leukemia and lymphoma cell lines tested; and
•	inhibited tumor growth, including inducing tumor regression, using bi-weekly dosing in preclinical mouse models of AML.

In addition, we demonstrated that SY-1365 synergized with venetoclax, an investigational product being developed in AML, in AML cell lines in vitro, and that, as shown in the graphic below, the administration of SY-1365 plus venetoclax in an in vivo model resulted in greater tumor growth inhibition than either agent alone.

We also presented data at the 2017 AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics conference showing the relationship between the pharmacokinetic, pharmacodynamic and anti-tumor activity of SY-1365 in multiple preclinical models of TNBC and AML, across a range of doses and regimens from daily to weekly dosing. These data showed a prolonged pharmacodynamic effect, as measured by CDK7 target occupancy, with a half-life of approximately three days, which supports the intermittent dosing regimen being evaluated in our ongoing Phase 1 clinical trial. We are using an assay measuring target occupancy as a target engagement marker in this trial. These data also showed a dose-dependent relationship between CDK7 target occupancy and anti-tumor activity in a preclinical model of AML, and sustained tumor regressions in multiple in vivo models using a twice-weekly dosing regimen.

SY‑1365 Market Opportunity

With SY‑1365, we believe we have the opportunity to address significant unmet medical needs across a range of cancers. The initial disease-specific focus of our clinical development program for SY‑1365 is expected to be in ovarian cancer and HR+ breast cancer.

Ovarian cancer is the fifth most common cause of cancer death in women. There are an estimated 59,000 ovarian cancer diagnoses each year in what we refer to as the developed pharmaceutical markets – the United States, Canada, Japan and the five largest European countries by population, which are Germany, the United Kingdom, France Spain and Italy. Of these, approximately 70% have high-grade serous ovarian cancer and present with advanced disease at initial diagnosis.  The standard of care treatment for these patients is platinum-based chemotherapy. It is estimated that 10-15% of these patients are “platinum-refractory,” which means that they progress during, or in less than one month of completion of, platinum-based treatment. There are limited treatment options for platinum-refractory patients.  Approximately 30% of these patients are “platinum-resistant,” which means that they progress within six months of completing platinum-based treatment. We believe that subsequent treatment options for these patients at the present time have limited activity and significant toxicities. Approximately 55-60% of these patients are “platinum-sensitive,” which means that they initially respond to platinum-based treatment, but progress after six months or more. The majority of these patients relapse within three to five years. The planned expansion cohorts of our Phase 1 clinical trial of SY-1365 include patients who have progressed after platinum-based treatments.

Breast cancer is the most common tumor type in women and is the leading cause of cancer death in women worldwide. According to the American Cancer Society, approximately 266,000 new breast cancer cases will be diagnosed in the United States in 2018,  with approximately 41,000 deaths from the disease. Approximately 80% of breast cancers express estrogen receptors, progesterone receptors, or both. Hormone-based therapies are the cornerstone for these HR+ cancers. In metastatic breast cancer, AIs are frequently used as a first-line treatment option.  Recent approvals of a class of drugs that inhibit CDK4/6, such as palbociclib and ribociclib, have resulted in their use in combination with AIs for the treatment of HR+, HER2-negative, breast cancers. Patients who relapse following treatment with an AI in combination with a CDK4/6 inhibitor currently have few effective treatment options.

Other Programs

We currently have five programs in our preclinical and discovery pipeline, including preclinical programs directed to the development of a CDK7 inhibitor that can be administered orally, inhibitors of cyclin-dependent kinase 12/13, and inhibitors of an immuno-oncology target, as well as discovery programs related to a gene control target to treat sickle cell disease and in the field of cancer. We plan to nominate a development candidate from one of our preclinical programs during 2018 that we can advance into studies to support a potential IND filing in 2019, consistent with our objective of filing, on average, an IND every other year.

We are using our platform to analyze gene expression programs in tumors and immune cells across various cancers and monogenic diseases to identify optimal points of therapeutic intervention in specific subsets of patients and to create a pipeline of novel product candidates targeting transcriptional and regulatory proteins. We are also using our platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus.  To this end, we entered a target discovery, research collaboration and option agreement with Incyte in January 2018 under which we will use our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.  See “—License and Collaboration Agreements–Incyte” below.

Research and Development Expense

During the years ended December 31, 2017, 2016 and 2015, our research and development expenses were $41.9 million, $37.8 million and $24.4 million, respectively. For additional information regarding our research and development expense as well as our revenues, operating loss, and total assets, see the sections of this report entitled, “Financial Statements” in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

Intellectual Property

We file patent applications directed to our gene control platform, proprietary composition of matter and product candidates in an effort to establish intellectual property positions regarding all aspects of our business, including new chemical entities, or NCEs, and uses of these NCEs in the treatment of diseases. As of February 28, 2018, we own two issued U.S. patents, 12 pending U.S. provisional patent applications, twelve U.S. pending patent applications, 41 foreign applications pending in a number of jurisdictions, including Europe, Australia, Japan, China, and Canada, and four pending Patent Cooperation Treaty, or PCT, patent applications. In addition, as of February 28, 2018, we have exclusively licensed six issued U.S. patents, three U.S. pending patent applications, five issued foreign patents and 12 foreign patent applications pending in a number of jurisdictions, including Australia, Canada, China, Europe, and Japan. A significant portion of our owned and licensed pending patent applications pertain to our product candidates and associated biomarkers, key discovery and preclinical programs, specifically our CDK7 inhibitor program, and transcription factor modulators, and our gene control platform.

Our intellectual property portfolio as of February 28, 2018 is summarized below. For some of our pending patent applications, prosecution has yet to commence. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, is often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below. In addition, we may elect to abandon prosecution of some of our pending patent applications, particularly outside of the United States, if we determine that these applications do not have strategic significance to our programs or platform.

SY‑1425

Our owned intellectual property portfolio for SY‑1425 contains two issued U.S. patents, two U.S. pending patent applications, 11 foreign applications pending in a number of jurisdictions, including Europe, Australia, Japan, China, and Canada, and three pending PCT patent applications directed to patient stratification methods based on biomarkers, combinations and methods of use for agonists of RARα, including SY-1425. One of our issued patents, U.S. Patent 9,845,508, covers a method of diagnosing and treating AML patients by determining whether they have elevated levels of RARA messenger RNA, or mRNA, and, if they do, administering SY-1425. The second patent, U.S. Patent 9,868,994, covers a method of treating AML and MDS by administering SY-1425 to patients known to have elevated levels of IRF8 mRNA. For purposes of these patents, AML does not include acute promyelocytic leukemia, or APL. We believe that our currently-issued U.S. patents related to our SY-1425 program are eligible for listing in the U.S. Food and Drug Administration’s Orange Book. The U.S. patents and pending applications and any U.S. or non‑U.S. applications claiming priority to these pending applications, if issued, have statutory expiration dates no earlier than March 2036.

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

SY‑1365

The intellectual property portfolio for SY‑1365 and our other CDK7 inhibitors contains patent applications directed to compositions of matter for our compounds and analogs, compositions of matter for CDK7 inhibitors having different structural features (i.e., different compound families), as well as methods of use, biomarkers, and formulations for these novel compounds. As of February 28, 2018, we own six pending U.S. patent applications, 29 pending foreign applications in a number of jurisdictions, including Europe, Canada, China, Japan and Australia and one pending PCT patent application and seven pending U.S. provisional applications, directed to this program. Any U.S. or non‑U.S. patents issuing from these pending applications or applications claiming priority to the pending applications covering our compounds and related methods of use will have a statutory expiration date ranging from October 2034 to January 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

We are also exclusively licensed under one U.S. patent, two pending U.S. patent applications and 11 pending foreign patent applications in a number of jurisdictions, including Australia, Canada, Europe, and Japan, directed to this program.

Other Programs

The intellectual property portfolio for our other programs contains patents and patent applications directed to compositions of matter for inhibiting transcription factors and immuno-oncology targets in multiple compound families, and methods of treating various diseases, including cancer and immunological diseases, through inhibition of specific transcription factor(s) or gene products. As of February 28, 2018, we own five U.S. provisional patent applications and three U.S. patent applications and are exclusively licensed to two issued U.S. patents directed to our other programs. The licensed U.S. patents have statutory expiration dates of July 2032 and November 2033. Any U.S. or non‑U.S. patents issuing from the pending applications or applications claiming priority to the pending applications covering transcription factor inhibitors, immuno-oncology target inhibitors or methods of treating disease by inhibition of transcription factors or gene products will have statutory expiration dates ranging from February 2031 to December 2038.

Platform

The intellectual property portfolio directed to our platform includes patent applications and patents directed to super‑enhancers and their detection and uses thereof to detect novel disease targets. As of February 28, 2018, we own one pending U.S. patent application and one pending patent application in Europe directed to these technologies which, if issued, will have a statutory expiration date of March 2034. In addition, we have an exclusive license to one issued U.S. patent, one U.S. pending patent application and one pending foreign patent application in Europe, directed to these technologies. The U.S. and foreign patent applications that we own are directed to the identification of new super‑enhancer components and methods of treating diseases by targeting those novel components, and if issued, will have a statutory expiration date no earlier than March 2034. The licensed U.S. patent has a statutory expiration date of October 2033 and the licensed pending applications directed to super‑enhancers and their detection and uses thereof to detect novel disease targets, if issued, will have a statutory expiration date no earlier than October 2033.

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

License and Collaboration Agreements

We are a party to global target discovery collaboration with Incyte under which we intend to identify and validate novel therapeutic targets with a focus on myeloproliferative neoplasms. By entering into this collaboration, we aim to use our platform to benefit patients with diseases beyond our current areas of focus, although we do not have any rights to commercialize any products arising from this collaboration. These collaborations impose certain performance obligations on us. We may enter into agreements similar to this one in the future.

In addition, we are a party to a number of license agreements under which we license patents, patent applications and other intellectual property from third parties. We enter into these agreements to augment our proprietary intellectual property portfolio. The licensed intellectual property covers some of the compounds that we are researching and developing and some of the scientific processes that we use. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future.

Incyte Corporation

In January 2018, we entered into a target discovery, research collaboration and option agreement with Incyte. Under this agreement, we will use our gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte will receive options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. Incyte will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.

Under the terms of the collaboration agreement, Incyte paid us $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding. Our activities under this agreement are subject to a joint research plan and, subject to certain exceptions, Incyte will be responsible for funding our activities under the research plan, including amounts in excess of the pre-paid research funding amount. We are eligible to receive target selection milestone payments and option exercise fees of up to an aggregate of $54.0 million if Incyte selects the maximum number of targets for validation and exercises its option to obtain exclusive rights to collaboration intellectual property for therapeutic products directed to all seven validated targets. Should any therapeutic product be developed by Incyte against a target as to which Incyte has exercised its option to obtain exclusive rights to collaboration intellectual property, we will be eligible to receive milestone payments and, if approved and commercialized, royalty payments from Incyte. For each of the seven validated targets, we would become eligible to receive from Incyte a total of up to $50.0 million in development and regulatory milestone payments. If products arising from the collaboration are approved, we would become eligible to receive from Incyte, for each validated target, a total of up to $65.0 million in commercial milestone payments. Upon approval and commercialization of any therapeutic product resulting from the collaboration, we would become eligible to receive low single-digit royalties on net sales of such product.

The term of the collaboration agreement with Incyte will, unless terminated by a party early, expire when all royalty obligations for products arising from the collaboration expire. The agreement may be terminated by Incyte for convenience on sixty (60) days’ prior written notice to us, or by us on thirty (30) days’ written notice in the event Incyte or one of its affiliates or sublicensees challenges the validity or enforceability of certain patent rights controlled by us. The agreement may also be terminated by either of the parties on thirty (30) days’ prior written notice in the event of an uncured material breach of the agreement by the other party or immediately in the case of certain bankruptcy events. Incyte’s right to terminate for convenience and each party’s right to terminate for uncured material breach may be exercised either with respect to the agreement in its entirety or, as applicable, in relation to the relevant validated target and associated therapeutic products.

In connection with the collaboration agreement, we sold 793,021 shares of our common stock to Incyte for an aggregate purchase price of $10.0 million in cash, or $12.61 per share, in a private placement. In addition, from the closing of this sale until the earlier of the second anniversary of such closing or the expiration or termination of the collaboration agreement, we have granted to Incyte the right to purchase up to its pro rata share of the securities offered in certain subsequent offerings of our common stock or common stock equivalents, subject to the terms and conditions set forth in the stock purchase agreement. In February 2018, we sold 144,505 additional shares of our common stock to Incyte at a price of $9.55 per share, resulting in proceeds to us of $1.4 million.

We are obligated to make a payment to Whitehead representing a percentage of the up-front cash consideration and equity premium received from Incyte.

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

Dana‑Farber Cancer Institute, Inc.

In February 2013, we entered into a license agreement with Dana‑Farber pursuant to which we were granted an exclusive worldwide, sublicensable license under specified patents relating to CDK7 inhibitors and JNK inhibitors owned or controlled by Dana‑Farber. The license is for all fields of use and subject to certain rights retained by Dana‑Farber for internal non‑commercial research, academic/teaching and government purposes. Subject to certain restrictions, Dana‑Farber granted us an option to obtain an exclusive commercial license to certain improvements created by Dana‑Farber during the first three years of the agreement, which would be negotiated in good faith and incorporated into this agreement. In connection with the agreement, we paid Dana‑Farber an upfront licensing fee and a milestone payment based on our first round of funding, such payments totaling $175,000, in addition to past patent expenses. We are obligated to pay Dana‑Farber annual license maintenance fees that are creditable against other payments and royalties due under the agreement and to make milestone payments of up to an aggregate of $3.4 million for each of the first two licensed products in connection with the achievement of certain clinical and regulatory milestones. In addition, we are required to pay Dana‑Farber a tiered royalty on net sale of licensed products by us, our affiliates and sublicensees ranging from low single digit to mid‑single digit percentages, subject to certain adjustments, as well as a tiered mid‑single digit to low double-digit percentage of sublicense income. Our royalty and sublicensing income payment obligations are further subject to apportionment between designated agreements existing among us, Dana‑Farber and

Whitehead. We are required to meet certain diligence milestones and to use commercially reasonable efforts to, among other things, develop and commercialize one or more licensed products or processes and to make one or more licensed products or processes reasonably available to the public. The agreement contains specified diligence activities that if met on an annual basis would be deemed to satisfy some of our diligence obligations for the particular year. The agreement, unless earlier terminated by us or Dana‑Farber, will remain in effect until the expiration or abandonment of the licensed patent rights. We have the right to terminate the agreement for any reason provided that we provide Dana‑Farber the required notice and we pay all undisputed amounts due to Dana‑Farber at the time of termination. Dana‑Farber has the right to terminate the agreement if we cease doing business, or if we do not pay them the amounts owed under the agreement and fail to cure, or if we commit and fail to cure a material breach under the agreement, or if our successor does not agree in writing to be bound by this agreement within the designated period following assignment.

Whitehead Institute for Biomedical Research and Dana‑Farber Cancer Institute, Inc.

In April 2013, we entered into a license agreement with Whitehead and Dana‑Farber, pursuant to which we were granted an exclusive, sublicensable with certain restrictions, license under specified patents relating to MYC modulators owned or controlled by Whitehead and Dana‑Farber, to make, have made, use, sell, offer for sale and import products and to perform and have performed licensed processes, in each case, in the applicable field. We were granted a non‑exclusive license to certain materials for the practice of our exclusive licenses. The licenses are subject to certain rights retained by Dana‑Farber and Whitehead for internal non‑commercial research, academic/teaching and government purposes. Commencing five years after the effective date and subject to certain terms and conditions, the agreement requires us to negotiate and potentially issue mandatory sublicenses under the patent rights outside of human health and therapeutics for fields and products that are not directly competitive with products in active development or commercialization by us, our affiliates or sublicensees.

In connection with the agreement, we paid Whitehead an upfront licensing fee, and a milestone payment based on our first round of funding, such payments totaling $100,000, in addition to past patent expenses. We are obligated to pay Whitehead annual license maintenance fees that are creditable against other payments and royalties due under the agreement and to make milestone payments of up to an aggregate of $3.4 million in connection with the achievement of certain clinical and regulatory milestones. In addition, we are required to pay Whitehead a royalty on net sales of the various products by us, our affiliates and sublicensees ranging from low single digit to mid‑single digit percentages, subject to certain adjustments, including a lower royalty on products identified through the use of certain licensed products or processes. In addition, we are required to pay a tiered mid‑single digit to low double-digit percentage of our and our affiliates’ sublicense income and income we receive from the performance of licensed processes. Our royalty, sublicensing and licensed process income payment obligations are further subject to apportionment between designated agreements existing among us, Dana‑Farber and Whitehead. In connection with the agreement, we also issued an aggregate of 98,099 shares of our common stock to Whitehead. We are required to achieve certain diligence milestones within the specified timeframes, and failure to do so may result in our license under certain patent rights being converted to non‑exclusive or otherwise be deemed a material breach of the agreement. The agreement further requires that we use commercially reasonable efforts to, among other things, develop and commercialize one or more licensed products or processes and to make one or more licensed products or processes reasonably available to the public. The agreement contains specified diligence activities that if met on an annual basis would be deemed to satisfy some of our diligence obligations for the particular year. The agreement, unless earlier terminated by us, Whitehead or Dana‑Farber, will remain in effect until the expiration or abandonment of the licensed patent rights. We have the right to terminate the agreement for any reason, provided that we provide Dana‑Farber and Whitehead the required notice and we pay all undisputed amounts due to Whitehead and Dana‑Farber at the time of termination. Whitehead and Dana‑Farber have the right to terminate the agreement if we cease doing business, or if we do not pay them the amounts owed under the agreement and fail to cure, or if we commit and fail to cure a material breach under the agreement, or if our successor does not agree in writing to be bound by this agreement within the designated period following assignment.

Whitehead Institute for Biomedical Research

In April 2013, we entered into a license agreement with Whitehead, which we refer to as the Whitehead license agreement, pursuant to which we were granted a worldwide license under specified patents relating to super‑enhancers owned or controlled by Whitehead. This license was exclusive in all fields until April 2016, and can remain exclusive thereafter, on a field‑by‑field basis, as long as we can demonstrate that we are using commercially reasonable efforts in the applicable field, and if we are not using such commercially reasonable efforts in such applicable field, our license rights would become non‑exclusive with respect to such field. As of February 28, 2018, our license continued to be exclusive in all fields. We were also granted a non‑exclusive license to use certain Whitehead materials in connection with the practice of the licensed Whitehead patents. In connection with the Whitehead license agreement, we paid Whitehead an upfront licensing fee of $30,000. In connection with the agreement, we also issued an aggregate of 73,575 shares of our common stock to Whitehead. We are obligated to pay Whitehead annual license maintenance fees that are creditable against other payments and royalties due under the agreement. In addition, we are required to pay Whitehead a tiered royalty on our net sales ranging from low single digit to mid‑single digit percentages, a lower royalty on products identified through the use of licensed products or processes, and a tiered mid‑single digit to low double digit percentage of sublicense income, which steps down depending on time, development stage of the products or processes and payments made to Whitehead, and patent expenses of Whitehead in connection with the licensed patents. We are required to use commercially reasonable efforts to, among other things, develop and commercialize one or more licensed products or processes and to make one or more licensed products or products reasonably available to the public. The Whitehead license agreement, unless earlier terminated by us or Whitehead, will remain in effect until the expiration or abandonment of the licensed patent rights. We have the right to terminate the Whitehead license agreement for any reason upon three months’ notice to Whitehead, provided that we pay all undisputed amounts due to Whitehead at the time of termination. Whitehead has the right to terminate the Whitehead license agreement immediately if we cease doing business, or if we do not pay Whitehead the amounts owed under the agreement or commit a material breach under the agreement, Whitehead has the right to terminate after we have had an opportunity to cure the breach.

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

If the product candidates of our priority programs are approved for the indications for which we are currently planning clinical trials, they will compete with the drugs discussed below and will likely compete with other drugs currently in development.

SY‑1425

We plan to initially develop SY‑1425, our RARα agonist, for patients with AML or MDS. We will select patients for our clinical trials based on high‑levels of RARα as measured by our proprietary RARA and IRF8 biomarkers.  We are aware of four new drugs approved by the FDA during 2017 for the treatment of AML or patient subsets within AML: midostaurin, enasidanib, daunorubicin + cytarabine liposome, and gemtuzumab. SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including venetoclax, which is currently being evaluated by AbbVie, Inc. in two randomized pivotal studies in patients with AML, as well as investigational products in development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios Pharmaceuticals, Inc., Novartis AG, Bristol-Myers Squibb Co., Eli Lilly & Co., Eisai Inc., Celgene Corporation, Pfizer, Inc., Incyte Corporation and FORMA Therapeutics, LLC. We are aware of only one other selective RARα program, a compound in development from Io Therapeutics, Inc. which, according to a government-sponsored website, is in an investigator initiated Phase 1/2 study in a non-selective patient group in relapsed and refractory AML, high-risk MDS and chronic myelomonocytic leukemia.

SY‑1365

We are conducting a Phase 1 clinical trial of SY-1365 in patients with advanced solid tumors and plan to open expansion cohorts in various ovarian and breast cancer populations once we establish the maximum tolerated dose during the dose escalation phase of the trial. We believe that SY‑1365 is the most advanced selective CDK7 inhibitor in clinical development. We are aware of an oral CDK7 inhibitor being developed by Carrick Therapeutics Ltd. that has recently entered Phase 1 clinical development, and are aware of several other selective CDK7 inhibitor programs that we believe are in preclinical development, including programs from Aurigene Discovery Technologies Ltd., Ube Industries Ltd., Qurient Co. Ltd., and Beta Pharma, Inc. SY-1365 may face competition from these selective CDK7 inhibitors.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Approval and Regulation of Drugs in the United States

In the United States, drug products are regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or Department of Justice, or DOJ, or other government entities, including state agencies.

An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be licensed by the FDA:

•

preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;

•

preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
•	payment of applicable user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides a recommendation as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a  qualified investigator in accordance with GCP requirements which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval.

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational drug product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage and dosage schedule. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug: such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Progress reports detailing the status and a brief description of available results of the clinical trials must be submitted at least annually to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or completed at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Review and Approval of an NDA

In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety, purity and potency of the proposed drug product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials,  together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the drug product to the satisfaction of the FDA.

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.  Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity.

The FDA may refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy and Priority Review

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs, as applicable to our business, are referred to as fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a new product, it may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure the safe use of the product. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.  The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must seek orphan drug designation before submitting an NDA for the candidate product. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same condition for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different conditions. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the

Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

Section 505(b)(2) NDAs

NDAs for new drug products are based on well controlled studies that provide substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight months for a drug that has three or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch-Waxman Patent Certification and the 30-Month Stay

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

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

The 21st Century Cures Act

On December 13, 2016, President Obama signed the 21st Century Cures Act, or Cures Act, into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act, or PHSA, to reauthorize and expand funding for the NIH. The Cures Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes the FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

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

Health care Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations,  include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Insurance Coverage and Health Care Reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, the ACA was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drug agents or biologic agents, which is apportioned among these entities according to their market share in certain government health care programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period,  as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

•

extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers' Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•

new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

creation of the Independent Payment Advisory Board, which, if and when impaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and

•

establishment of a  Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.  In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017.  In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill.  None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Review and Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union, or EU, generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC,  the Directive 2005/28/EC on Good Clinical Practice, or GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation,  (EU) No 536/2014, or Clinical Trials Regulation, was adopted. The Regulation was published on June 16, 2014 but is not expected to apply until 2019. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States). Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

PRIME Designation in the EU

In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted.  Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization

To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway).  Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•

the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;

•

the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and

•

the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

A marketing authorization under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.

The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

The EU medicines rules expressly permit the EU Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU Member States may prohibit or restrict us from commercializing our products, even if they have been granted an EU marketing authorization.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member

States. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

Regulatory Data Protection in the EU

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU n  market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid.

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws.  Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, which is commonly referred to as “Brexit”. Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Pricing Decisions for Approved Products

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Employees

As of December 31, 2017 we had 56 full‑time employees, including 29 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 44 employees are engaged in research and development activities and 12 employees are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $29.8 million, $47.7 million and $54.0 million for the years ended December 31, 2015, 2016 and 2017, respectively. As of December 31, 2017, we had an accumulated deficit of $155.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

•

continue our planned clinical development activities with respect to SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is currently being evaluated in combination with azacitidine, a hypomethylating agent, and with daratumumab, an anti-CD38 antibody, in a Phase 2 clinical trial, and SY-1365, a selective inhibitor of cyclin-dependent kinase 7, or CDK7, that is currently in the dose-escalation portion of a Phase 1 clinical trial in patients with advanced solid tumors;

•	develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	initiate and continue research, preclinical and clinical development efforts for our research and preclinical programs;
•	further develop our gene control platform;
•	seek to identify and develop additional product candidates;
•	acquire or in-license other product candidates or technologies;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;
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

We commenced operations in 2011. Our operations to date have been limited to financing and staffing our company, developing our gene control platform and conducting preclinical and early clinical research. We have not yet demonstrated an ability to advance a program into a late-stage clinical trial, obtain marketing approvals, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, develop companion diagnostic tests or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly with respect to our ongoing Phase 2 clinical trial of SY-1425 in combination with azacitidine and daratumumab, as we develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with SY-1425, advance the clinical development of SY-1365 into planned Phase 1 expansion cohorts in ovarian and breast cancers, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. Moreover, under license agreements with various licensors, we are obligated to make milestone payments upon the successful completion of specified development and commercialization activities for products or product candidates covered by licensed intellectual property rights. In addition, if we obtain marketing approval for any product candidate that we may successfully develop, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of SY-1425 and SY-1365, as well as our other research and preclinical programs. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis, or at all. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds to support our internal research and development efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2017, together with amounts received from Incyte Corporation, or Incyte, in connection with our collaboration and option agreement executed in January 2018 and the net proceeds from the underwritten public offering of our common stock and concurrent private placement of our common stock to Incyte that closed in February 2018, will enable us to fund our planned operating expense and capital expenditure requirements into 2020. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of SY-1425 and SY-1365 and any associated companion diagnostic tests;
•	research and preclinical development efforts for any future product candidates that we may develop;
•	the number of future product candidates that we pursue and their development requirements;
•	our ability to enter into, and the terms and timing of, any collaborations, licensing agreements or other arrangements;
•

whether our target discovery collaboration with Incyte Corporation, or Incyte, will yield any validated targets, whether Incyte will exercise any of its options to exclusively license intellectual property directed to such targets, and whether and when any of the target validation fees, option exercise fees, milestone payments or royalties under the collaboration agreement with Incyte will ever be paid;

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

We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, as we did through a public offering of our common stock that closed in February 2018, the ownership interests of our existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

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

We are focused on discovering and developing medicines for the treatment of cancer and other diseases based upon our gene control platform. We are leveraging our platform to create a pipeline of gene control product candidates for genomically defined patients whose diseases have not been adequately addressed to date by other genomics approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying our gene control platform to create medicines for genomically defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional small molecule drug research and development, our approach is both novel and unproven. Because our approach is both novel and unproven, the cost and time needed to develop our product candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product candidates on the diseases of genomically defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of genomically defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize.

We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our current or any future product candidates in a late-stage clinical trial or in obtaining marketing approval thereafter. For example, although we have discovered and evaluated compounds using our novel gene control platform, we have not yet demonstrated sufficient safety or efficacy of any of our product candidates in clinical trials to warrant further development in the patient population studied.

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

A significant portion of the research that we are conducting involves identifying novel targets and points of intervention and developing new compounds using our gene control platform. The drug discovery that we are conducting using our gene control platform may not be successful in identifying compounds that have commercial value or therapeutic utility. Our gene control platform may initially show promise in identifying potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization for a number of reasons, including:

•	insights regarding disease targets that are obtained through the use of our gene control platform may be generated independently through alternative approaches or be published by third parties;
•	compounds created through our gene control platform may not demonstrate efficacy, safety or tolerability;
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
•

a safety, tolerability and efficacy profile, alone or in combination with other approved or investigational products, that is satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

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

We are conducting a Phase 2 clinical trial of SY-1425 in combination with azacitidine in genomically defined subsets of patients with newly-diagnosed acute myeloid leukemia, or AML, who are not suitable candidates for standard chemotherapy, and in combination with daratumumab in genomically defined patients with relapsed or refractory AML or higher-risk myelodysplastic syndrome, or MDS, identified using our biomarkers. We anticipate reporting clinical data from this trial in the fourth quarter of 2018. We are collaborating with a third party with respect to the clinical trial assay being used to select patients with our RARA and IRF8 biomarkers for inclusion in the trial. Our anticipated time to data in this trial is subject to our continued ability to initiate clinical trial sites and recruit eligible patients, the performance of the clinical trial assay and the prevalence of patients with these biomarkers, and the satisfaction by biomarker-positive patients of other eligibility criteria for participation in the trial. The rate of patient enrollment in the trial is difficult to predict. As a result, there can be no assurance that we will enroll or have data from the trial when we anticipate.

We are also conducting a Phase 1 clinical trial of SY-1365 in patients with advanced solid tumors. We expect to report initial clinical data from the dose escalation portion of this trial in the fourth quarter of 2018. Our anticipated time to data in this trial is subject to our ability to recruit eligible patients and the number of dose cohorts that will need to be enrolled prior to observing pharmacokinetic activity, if achieved at all. Our assumption as to the activity of SY-1365 at particular dose levels may prove to be incorrect. There can be no assurance that we will enroll or have data from the trial when we anticipate.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is also possible that, even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. For example, in December 2017 we reported data from our Phase 2 clinical trial evaluating SY-1425 as a single agent in genomically defined subsets of patients with relapsed or refractory AML and higher risk MDS. While biological and clinical activity was observed in certain patients enrolled in the trial, the data were not sufficiently robust to warrant further development of SY-1425 as a single agent in these patient populations and we elected to stop enrollment in the portions of our Phase 2 clinical trial evaluating SY-1425 as a single agent. We face a similar risk of failure in our ongoing evaluation of SY-1425 in combination with azacitidine and daratumumab. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, SY-1425, SY-1365 or any future product candidates that we may develop could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Because gene control techniques are relatively new, side effects from gene control approaches may be unpredictable. Tamibarotene, the active ingredient in SY-1425, has been observed to be associated with adverse events, such as mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. Furthermore, retinoids such as SY-1425 may cause birth defects and therefore may carry a warning on their label. Other examples of retinoids, a class of chemical compounds that are related to vitamin A, include all trans retinoic acid (also known as ATRA), Retin-A, retinol (found in over-the-counter skin creams), isotretinoin and bexarotene. In addition, our experience administering SY-1365 to humans has been limited to date, so the safety profile that SY-1365 will demonstrate in human clinical trials is unknown. We are and expect to continue evaluating the administration of tamibarotene in combination with other biological and pharmaceutical products, including azacitidine and daratumumab, in patients with AML, MDS and other hematologic malignancies, and we plan to evaluate SY-1365 in combination with a chemotherapeutic agent in patients with ovarian cancer. We cannot predict at this time whether the combination of our product candidates with another product will be well tolerated by patients in clinical studies or that any unexpected adverse events or undesirable side effects will not occur. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

In particular, we intend to enrich our clinical trials with patients most likely to respond to our gene control therapies. Genomically defined diseases may, however, have relatively low prevalence and it may be difficult for us or third parties with whom we collaborate to identify patients for our trials, which may lead to delays in enrollment for our trials. We intend to develop, or engage third parties to develop, companion diagnostics for use in our clinical trials, but we or such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying genomically defined subsets of patients for our clinical trials. Moreover, in light of the recent approval of new products for the treatment of AML, there is substantial competition for patients to be enrolled in clinical trials for this disease. Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our, or any future collaborators’, ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

Results of preclinical studies and early clinical trials may not be predictive of results of future late-stage clinical trials.

The data supporting our clinical development strategies for SY-1425 and SY-1365 have been derived entirely from preclinical studies. We cannot assure you that we will be able to replicate in human clinical trials the results we observed in animal models. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

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

The development and commercialization of new products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs. For example, we are aware of four new drugs approved by the FDA during 2017 for the treatment of AML or patient subsets within AML: midostaurin, enasidanib, daunorubicin + cytarabine liposome, and gemtuzumab. SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including venetoclax, which is currently being evaluated by AbbVie, Inc. in two randomized pivotal studies in patients with AML, as well as investigational products in development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios Pharmaceuticals, Inc., Novartis AG, Bristol-Myers Squibb Co., Eli Lilly & Co., Eisai Inc., Celgene Corporation, Pfizer, Inc., Incyte Corporation and FORMA Therapeutics, LLC. We are aware of only one other selective RARα program, a compound in development from Io Therapeutics, Inc. which, according to a government-sponsored website, is in an investigator initiated Phase 1/2 study in a non-selective patient group in relapsed and refractory AML, high-risk MDS and chronic myelomonocytic leukemia. In addition, we are aware of an oral CDK7 inhibitor being developed by Carrick Therapeutics Ltd. that has recently entered Phase 1 clinical development, and are aware of several other selective CDK7 inhibitor programs that we believe are in preclinical development, including programs from Aurigene Discovery Technologies Ltd., Ube Industries Ltd., Qurient Co. Ltd., and Beta Pharma, Inc. SY-1365 may face competition from these selective CDK7 inhibitors.

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

Our internal computer systems, or those used by our third-party research institution collaborators, vendors or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our vendors and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

We expect to enter into collaborations for the development and commercialization of one or more product candidates we may develop, or to use our gene control platform to identify and validate targets in diseases beyond our current areas of focus, as we have with Incyte in the field of myeloproliferative neoplasms. If and when we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any collaborators' abilities to successfully perform the functions assigned to them in these arrangements. In addition, collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

We expect to seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

We expect to seek one or more additional collaborators for the development and commercialization of one or more of our product candidates or to validate targets. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the United States.

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

Our target discovery collaboration with Incyte contains, and any collaboration agreement that we enter into in the future may contain, restrictions on our ability to enter into potential collaborations, to conduct research or development in certain fields, or to otherwise develop specified product candidates. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are party to several license agreements under which we license patent rights and other intellectual property related to or business, including: a license agreement with Dana-Farber Cancer Institute, or Dana-Farber, under which we were granted an exclusive worldwide license under specified patents relating to CDK7 inhibitors and JNK inhibitors; a license agreement with the Whitehead Institute for Biomedical Research, or Whitehead, and Dana-Farber, pursuant to which we were granted a predominantly exclusive, with certain non-exclusive exceptions, license under specified U.S. patents relating to MYC modulators; a license agreement with Whitehead pursuant to which we were granted an exclusive worldwide license under specified patents relating to super-enhancers until April 2016, which license can remain exclusive thereafter, on a field-by-field basis, as long as we can demonstrate that we are using commercially reasonable efforts in the applicable field; and the TMRC license agreement, pursuant to which we were granted a license under specified patent rights, data, regulatory filings and other intellectual property for the North American and European development and commercialization of SY-1425 for the treatment of human cancer indications. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Pursuant to the terms of some of our license agreements with third-parties, some of our third party licensors have the right, but not the obligation, in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors, and cannot guarantee that we would receive it and on what terms. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection, or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

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

In its August 2014 guidance, the FDA also indicated that companion diagnostics used to make treatment decisions in clinical trials of a therapeutic product generally will be considered investigational devices. When a companion diagnostic is used to make critical treatment decisions, such as patient selection, the FDA stated that the diagnostic will be considered a significant risk device requiring an investigational device exemption. The FDA may find that a companion diagnostic that we, alone or with a third party, plan to develop does not comply with those requirements and, if this were to occur, we would not be able to proceed with our planned trial of the applicable product candidate in these patient populations.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 which, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Under the Cures Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits.  While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.

Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

We are highly dependent on the pharmaceutical research and development and business development expertise of Nancy Simonian, M.D., our president and chief executive officer; [insert name], our chief financial officer; Eric R. Olson, Ph.D., our chief scientific officer; Gerald E. Quirk, Esq., our chief legal and administrative officer; David A. Roth, M.D., our chief medical officer; and Jeremy P. Springhorn, Ph.D., our chief business officer. Each of our executive officers is employed "at will," meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years from the date of our initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We must maintain effective internal control over financial reporting, and if we are unable to do so, the accuracy and timeliness of our financial reporting may be adversely affected, which could have a material adverse effect on our business and stock price.

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, as a public company, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we assess the effectiveness of our disclosure controls and procedures quarterly and the effectiveness of our internal control over financial reporting at the end of each fiscal year.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act are complex and require significant documentation, testing and possible remediation. These standards require that our audit committee be advised and regularly updated on management’s review of internal control over financial reporting. Our management may not be able to effectively and timely implement controls and procedures that comply with the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we fail to staff our accounting and finance function adequately or maintain internal control over financial reporting adequate to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, our business and reputation may be harmed and our stock price may decline.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $136.4 million and $138.8 million, respectively, and federal and state research and development tax credit carryforwards of $6.1 million and $1.8 million, respectively, each of which if not utilized will expire at various dates through 2037. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have not conducted a detailed study to document whether our historical activities qualify to support the research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own a majority of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “SYRS” on the Nasdaq Global Select Market and has been publicly traded since June 30, 2016. Prior to this time, there was no public market for our common stock The following table sets forth the high and low sales price of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	High	Low
Year ended December 31, 2016:
Second Quarter (beginning June 30, 2016)	$19.80	$14.58
Third Quarter	$21.50	$8.16
Fourth Quarter	$16.85	$11.31
Year ended December 31, 2017:
First Quarter	$16.74	$10.22
Second Quarter	$19.22	$13.27
Third Quarter	$24.38	$11.21
Fourth Quarter	$17.62	$6.30

Holders of Our Common Stock

As of February 28, 2018, there were approximately 61 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from June 30, 2016 (the first date that shares of our common stock were publicly traded) through December 29, 2017, which was the last trading day of the year. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on June 30, 2016, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

As of December 31, 2017, we estimate that we have used all of the net proceeds from the IPO to fund manufacturing and clinical development activities for SY-1425, IND-enabling studies and manufacturing activities for SY-1365, and other research activities in support of our preclinical programs and gene control platform, and for working capital and other general corporate purposes.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived consolidated statement of operations data for the years ended December 31, 2014 and 2013, and consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year ended December 31
	2017	2016	2015	2014	2013
	(in thousands, except for per share data)
Statements of operations data:
Revenue	$1,101	$317	$317	$—	$—
Operating expenses:
Research and development	41,896	$37,817	$24,408	10,923	6,266
General and administrative	13,891	$10,463	$5,729	2,512	2,367
Total operating expenses	55,787	48,280	30,137	13,435	8,633
Loss from operations	(54,686)	(47,963)	(29,820)	(13,435)	(8,633)
Other income (expense), net	676	$220	$2	4	(32)
Net loss	$(54,010)	$(47,743)	$(29,818)	$(13,431)	$(8,665)
Net loss per share applicable to common stockholders - basic and diluted (1)	$(2.13)	$(4.05)	$(17.55)	$(10.26)	$(8.45)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted (1)	25,406,845	12,696,414	1,980,286	1,525,018	1,095,973

	As of December 31,
	2017	2016	2015	2014
	(in thousands)
Balance sheet data:
Cash, cash equivalents and marketable securities	$72,049	$83,593	$35,909	$60,393
Working capital (2)	60,746	75,941	28,493	59,291
Total assets	78,488	91,323	43,631	61,494
Convertible preferred stock (3)	—	—	82,013	82,013
Total stockholders’ equity (deficit)	65,324	80,602	(47,964)	(21,772)

(1)

See Note 2 to our consolidated financial statements for a description of the method used to calculate basic and diluted net loss per share as well as the weighted-average number of common shares used in the calculation of the per share amounts.

(2)	We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
(3)	On July 6, 2016, upon the closing of our IPO, all of the then-outstanding shares of our convertible preferred stock converted into 15,988,800 shares of common stock.

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

Overview

We are a biopharmaceutical company pioneering an understanding of the non-coding regulatory region of the genome controlling the activation and repression of genes. Our goal is to advance a new wave of medicines to control the expression of genes. We have built a proprietary gene control platform designed to systematically and efficiently analyze this unexploited region of DNA in human disease tissue to identify novel targets linked to genomically defined patient populations and to develop drugs against those targets based on our expertise in transcriptional chemistry. Because gene expression is fundamental to the function of all cells, we believe that our gene control platform has broad potential to create medicines that achieve profound and durable benefit across therapeutic areas and a range of diseases. We are currently focused on developing treatments for cancer and diseases resulting from modifications of a single gene, also known as monogenic diseases, and are building a pipeline of gene control medicines.

Our lead product candidates are:

•

SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is being evaluated in combination with azacitidine, a hypomethylating agent frequently used to treat acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, patients, and with daratumumab, an anti-CD38 therapeutic antibody approved to treat multiple myeloma, in a Phase 2 clinical trial in genomically defined subsets of patients with AML and MDS; and

•	SY-1365, a selective inhibitor of cyclin-dependent kinase 7, or CDK7, in a Phase 1 clinical trial in patients with advanced solid tumors for which expansions in ovarian and breast cancer are planned.

We also have multiple programs in earlier stages of research and development in oncology, including immuno-oncology, and monogenic diseases. Our goal is to build a fully integrated biopharmaceutical company based on our leadership position in gene control.

At the 59th American Society of Hematology Annual Meeting and Exposition in December 2017, or ASH 2017, we presented clinical data from our Phase 2 clinical trial evaluating SY-1425 as a single agent in defined subsets of AML and MDS patients with our proprietary RARA and IRF8 biomarkers. In the trial, we observed that chronic daily dosing of SY-1425 administered at 6 mg/m2 orally divided in two doses was generally well-tolerated and that clinical and biological activity was observed in patients enrolled in the trial. Specifically, clinical activity was observed in ten of 23 (43%) evaluable patients with relapsed or refractory AML and higher-risk MDS, including improvement in blood counts, reduction in leukemic blasts and one bone marrow complete response. Thirteen of the 23 (57%) evaluable relapsed or refractory AML and higher-risk MDS patients had stable disease. Myeloid differentiation was also observed in the bone marrow, consistent with the underlying mechanism of action of SY-1425 as a differentiating agent. Induction of CD38, a marker of cell differentiation, was observed after one 28-day cycle of treatment in 11 of 13 (85%) patients with pre- and post-treatment immunophenotyping samples.

We believe that these clinical data, when combined with preclinical data showing the tumor-killing activity of SY-1425 in combination with azacitidine and with daratumumab support the ongoing development of SY-1425 as a combination agent. SY-1425 has shown synergistic tumor-killing activity in combination with azacitidine as well as with daratumumab in preclinical models of RARA biomarker-positive AML. In combination with azacitidine, SY-1425 demonstrated greater clearance of tumor cells in bone marrow and other tissues and greater depth and duration of tumor response in preclinical models, compared to either azacitidine or SY-1425 alone. In combination with daratumumab, SY-1425 induced robust immune cell-mediated tumor death in vitro. Notably, AML cells do not normally express high levels of CD38. We have shown that by inducing CD38 expression, SY-1425 sensitizes biomarker-positive AML models to the tumor-killing effects of daratumumab.

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy and in combination with daratumumab in approximately 12 relapsed or refractory AML and higher-risk MDS patients. All patients enrolled or to be enrolled in the trial have been or will be prospectively selected using our proprietary RARA or IRF8 biomarkers. In December 2017, we entered into a clinical supply agreement with Janssen Research and Development, LLC, or Janssen, pursuant to which Janssen agreed to supply us daratumumab for use in the trial. We are no longer dosing patients in the cohorts of the trial in which SY-1425 was being evaluated as a single agent. We expect to report initial clinical data from the combination cohorts of the trial in the fourth quarter of 2018.

We are continuing to dose patients in the dose-escalation phase of our ongoing Phase 1 clinical trial of SY-1365 and expect to report data from this phase of the trial in the fourth quarter of 2018. Once a maximum tolerated dose is reached in the dose escalation phase of the Phase 1 clinical trial and the recommended dosing schedule is identified, we intend to open expansion cohorts evaluating SY-1365 in multiple ovarian cancer populations as a single agent as well as in combination with carboplatin, a chemotherapeutic agent. The ovarian cancer populations include a 24-patient cohort evaluating SY-1365 as a single agent in patients who have relapsed after three or more prior therapies, a 24-patient cohort evaluating SY-1365 in combination with carboplatin in patients who relapsed after one or more prior therapies but who may still benefit from additional platinum-based treatment, and a 12-patient pilot cohort evaluating SY-1365 as a single agent in primary platinum-refractory disease. We also plan to evaluate SY-1365 in combination with fulvestrant, a hormonal medicine, in 12 patients with hormone-receptor positive, HER-2 negative metastatic breast cancer who have progressed after treatment with a CDK4/6 inhibitor plus an aromatase inhibitor. We also plan to evaluate the mechanism of action of SY-1365 in ten patients with any solid tumor accessible for biopsies. We expect that the expansion cohorts in our Phase 1 clinical trial will be open to enrollment in mid-2018.

We currently have five programs in our preclinical and discovery pipeline, including preclinical programs directed to the development of a CDK7 inhibitor that can be administered orally, inhibitors of cyclin-dependent kinase 12/13, and inhibitors of an immuno-oncology target, as well as discovery programs related to a gene control target to treat sickle cell disease and in the field of cancer. We plan to nominate a development candidate from one of these programs during 2018 that we can advance into preclinical studies to support a potential investigational new drug application, or IND, filing in 2019. We have and are continuing to use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018 under which we will use our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

Recent Developments

Incyte Corporation

In January 2018, we entered into a target discovery, research collaboration and option agreement with Incyte. Under this agreement, we will use our gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte will receive options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. Incyte will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.

Under the terms of the collaboration agreement, Incyte paid us $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding. Our activities under this agreement are subject to a joint research plan and, subject to certain exceptions, Incyte will be responsible for funding our activities under the research plan, including amounts in excess of the pre-paid research funding amount. We are eligible to receive target selection milestone payments and option exercise fees of up to an aggregate of $54.0 million if Incyte selects the maximum number of targets for validation and exercises its option to obtain exclusive rights to collaboration intellectual property for therapeutic products directed to all seven validated targets. Should any therapeutic product be developed by Incyte against a target as to which Incyte has exercised its option to obtain exclusive rights to collaboration intellectual property, we will be eligible to receive milestone payments and, if approved and commercialized, royalty payments from Incyte. For each of the seven validated targets, we would become eligible to receive from Incyte a total of up to $50.0 million in development and regulatory milestone payments. If products arising from the collaboration are approved, we would become eligible to receive from Incyte, for each validated target, a total of up to $65.0 million in commercial milestone payments. Upon approval and commercialization of any therapeutic product resulting from the collaboration, we would become eligible to receive low single-digit royalties on net sales of such product.

In connection with the collaboration agreement, we sold 793,021 shares of our common stock to Incyte for an aggregate purchase price of $10.0 million in cash, or $12.61 per share, in a private placement. In addition, from the closing of this sale until the earlier of the second anniversary of such closing or the expiration or termination of the collaboration agreement, we have granted to Incyte the right to purchase up to its pro rata share of the securities offered in certain subsequent offerings of our common stock or common stock equivalents, subject to the terms and conditions set forth in the stock purchase agreement. In February 2018, we sold 144,505 additional shares of our common stock to Incyte at a price of $9.55 per share, resulting in gross proceeds to us of $1.4 million.

Public Offering

On January 30, 2018, we issued and sold an aggregate of 4,188,481 shares of our common stock in a public offering at a price per share $9.55 per share, resulting in gross proceeds of $40.0 million before deducting underwriting commissions and fees estimated to be approximately $2.7 million. Additionally, on February 2, 2018, the underwriters exercised their option to purchase an additional 628,272 shares at a price per share of $9.55, resulting in additional gross proceeds of $6.0 million.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. Our only source of revenue to date has been a research agreement with a multinational pharmaceutical company. For the year ended December 31, 2017 and 2016, we recognized $1.1 million and $0.3 million, respectively, in revenue related to this agreement. This research agreement expired on March 31, 2017 in accordance with its terms.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for years ended December 31, 2017 and 2016 (in thousands):

	Year Ended
	December 31,
	2017	2016

SY-1425 external costs	$9,227	$7,940
SY-1365 and other CDK7 program external costs	8,289	8,129
Other research and platform programs external costs	8,161	7,184
Employee-related expenses, including stock-based compensation	11,719	11,214
Facilities and other expenses	4,500	3,350
Total research and development expenses	$41,896	$37,817

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

Other Income, Net

Other income, net consists of interest income on our cash and cash equivalents, interest, dividends, amortization of premiums and discounts, realized gains and losses on sales of marketable securities and interest expense related to our equipment financing arrangement.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this report, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

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

The research agreement we entered with a multinational pharmaceutical company contained a single unit of accounting and we recognized service revenue based upon the completed performance method of revenue recognition as we are unable to reasonably estimate the period of performance of the services and the delivery of the final study report was significant to the arrangement.

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

The amount of stock-based compensation expense recognized is based on the fair value of the award on the date of grant. As a result of the adoption of ASU 2016-09, effective January 1, 2017, we account for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from its estimates. Ultimately, the actual expense recognized over the vesting period will be for only those options that vest.

We have computed the fair value of stock options at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Weighted-average risk-free interest rate	2.07%	1.36%	1.78%
Expected dividend yield	—%	—%	—%
Expected option term	6.05	5.98	6.09
Volatility	87.83%	85.39%	82.71%

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2017	2016	Dollar Change	% Change

Statements of Operations Data:
Revenue	$1,101	$317	$784	247%
Operating expenses:
Research and development	41,896	37,817	4,079	11%
General and administrative	13,891	10,463	3,428	33%
Total operating expenses	55,787	48,280	7,507	16%
Other income, net	676	220	456	207%
Net loss	$(54,010)	$(47,743)	$6,267	13%

Revenue

In November 2014, we entered into a research agreement with a multinational pharmaceutical company for purposes of mapping immune cell super-enhancers and transcriptional targets in autoimmune disease. Under the research agreement, we were responsible for the conduct of all activities under separate projects, as defined in the research agreement. We recognized revenue on a completed performance basis for each project performed under the agreement. We recognized revenue of $1.1 million and $0.3 million during the years ended December 31, 2017 and December 31, 2016, respectively. The agreement with the multinational pharmaceutical company expired on March 31, 2017 in accordance with its terms.

Research and Development Expense

Research and development expense increased by approximately $4.1 million, or 11%, from $37.8 million for the year ended December 31, 2016 to $41.9 million for the year ended December 31, 2017. The following table summarizes our research and development expenses for the years ended December 31, 2017 and 2016, together with the changes to those items in dollars (in thousands):

	Year Ended December 31,
	2017	2016	Dollar Change	% Change

External research and development	$23,785	$20,802	$2,983	14%
Employee-related expenses, excluding stock-based compensation	10,053	8,234	1,819	22%
Stock-based compensation	1,666	2,980	(1,314)	(44)%
Consulting, licensing and professional fees	1,892	2,451	(559)	(23)%
Facilities and other expenses	4,500	3,350	1,150	34%
Total research and development expenses	$41,896	$37,817	$4,079	11%

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $3.0 million, or 14%, for expenses from third parties that conduct research and development and preclinical activities on our behalf, including an increase of approximately $5.5 million in clinical development for SY-1425 and SY-1365,  offset by a decrease of $2.2 million in preclinical development work for SY-1365 as toxicology studies were completed and the Phase 1 clinical trial was initiated;

•

an increase of approximately $1.8 million, or 22%, for increased personnel related expenses, including increased salary and benefits primarily due to the hire of key research and development personnel;

•

a decrease of approximately $1.3 million, or 44%, for decreased stock-based compensation expense primarily related to the recognition of expense related to performance triggers achieved during 2016 for which no corresponding expense was recognized during 2017;

•

a decrease of approximately $0.6 million, or 23% in consulting, licensing, and professional fees, due to the $0.5 million license payment paid to TMRC Co., Ltd., or TMRC, in 2016 under our license agreement with TMRC, which we refer to as the TMRC license agreement; and

•

an increase of approximately $1.2 million, or 34%, for increases in the proportion of costs allocated to research and development, as well as increases in facilities costs including depreciation and maintenance expenses associated with our operating lease at our corporate headquarters beginning in August 2015.

General and Administrative Expense

General and administrative expense increased by approximately $3.4 million, or 33% from $10.5 million for the year ended December 31, 2016 to $13.9 million for the year ended December 31, 2017.  The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation, as well as increased consulting, licensing, and professional fees to support our overall growth as a company.

Other Income, Net

Other income, net consists of interest income on our cash and cash equivalents, interest, amortization of premiums and discounts on marketable securities, and interest expense related to our equipment financing arrangement. The increase in other income from the year ended December 31, 2016 to the year ended December 31, 2017 is due to a full year of investing activities in 2017, as we started investing in marketable securities beginning in October 2016.

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2016	2015	Dollar Change	Dollar Change

Statements of Operations Data:
Revenue	$317	$317	$—	—%
Operating expenses:
Research and development	37,817	24,408	13,409	55%
General and administrative	10,463	5,729	4,734	83%
Total operating expenses	48,280	30,137	18,143	60%
Other income, net	220	2	218	10,900%
Net loss	$(47,743)	$(29,818)	$17,925	60%

Revenue

In November 2014, we entered into a research agreement with a multinational pharmaceutical company for purposes of mapping immune cell super-enhancers and transcriptional targets in autoimmune disease. Under the research agreement, we were responsible for the conduct of all activities under separate projects, as defined in the research agreement. We recognized revenue on a completed performance basis for each project performed under the agreement. We recognized revenue of $0.3 million during each of the years ended December 31, 2016 and December 31, 2015.

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

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $8.1 million, or 63% for expenses from third parties that conduct research and development and preclinical activities on our behalf, including approximately $6.1 million in contract manufacturing and clinical development for SY-1425, a $1.0 million milestone payment made under our license agreement with TMRC in September 2016, and approximately $0.9 million for preclinical development for SY-1365 and advancement of the CDK7 program;

•	an increase of approximately $2.9 million, or 54% for increased personnel related expenses, including increased salary and benefits primarily due to the hire of research and development personnel;
•	an increase of approximately $0.2 million, or 9% for increased stock-based compensation expense;
•	an increase of approximately $0.5 million, or 24% in consulting, licensing, and professional fees, due to increased preclinical, clinical and regulatory consulting fees for SY-1425 and SY-1365; and
•

an increase of approximately $1.7 million, or 108% for increases in facilities costs including depreciation and maintenance expenses associated with our operating lease at our corporate headquarters beginning in August 2015.

General and Administrative Expense

General and administrative expense increased by approximately $4.7 million, or 83% from $5.7 million for the year ended December 31, 2015 to $10.5 million for the year ended December 31, 2016.  The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation, as well as increased consulting, licensing, and professional fees, including increased corporate legal fees in support of the negotiations of the TMRC license agreement and the negotiations of our operating lease agreement for office space and increased public relations expenses.

Other Income, Net

Other income, net consists of interest income on our cash, cash equivalents and marketable securities, offset by interest expense related to our equipment financing arrangement. The increase in other income from the year ended December 31, 2015 to the year ended December 31, 2016 is due to a higher level of invested cash and cash equivalents from our proceeds.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through December 31, 2017 primarily through gross proceeds of $122.2 million from sales of our preferred stock and the issuance of convertible notes that subsequently converted into preferred stock, $57.5 million in gross proceeds from the sale of common stock in our initial public offering, or IPO, and $35.0 million in gross proceeds from the sale of common stock in a private placement in April 2017.

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

As of December 31, 2017, we had cash, cash equivalents and marketable securities of approximately $72.0 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015

Net cash provided by (used in):
Operating activities	$(44,729)	$(40,536)	$(23,030)
Investing activities	(15,591)	(27,342)	(1,176)
Financing activities	33,937	90,557	(278)
Net increase (decrease) in cash and cash equivalents	$(26,383)	$22,679	$(24,484)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $44.7 million during the year ended December 31, 2017 compared to $40.5 million during the year ended December 31, 2016. The increase in cash used in operating activities was primarily due to an increase in our net loss of $6.3 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Net cash used in operating activities was $40.5 million during the year ended December 31, 2016 compared to $23.0 million during the year ended December 31, 2015. The increase in cash used in operating activities was primarily due to an increase in net loss of $17.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $15.6 million during the year ended December 31, 2017 compared to $27.3 million during the year ended December 31, 2016. The decrease in cash used in investing activities was primarily due to sales and maturities of marketable securities of $27.0 million during 2017 compared to no sales or maturities of marketable securities during 2016, offset by an increase in purchases of marketable securities during 2017.

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $33.9 million during the year ended December 31, 2017, compared to net cash provided by financing activities of $90.6 million during the year ended December 31, 2016. The decrease in cash provided by financing activities is primarily due to the issuance of common stock in connection with the IPO in July 2016, as well as the issuance of $39.8 million in a preferred stock financing in January 2016, offset by gross proceeds of $35.0 million in connection with the sale of common stock through private placement in April 2017.

Net cash provided by financing activities was $90.6 million during the year ended December 31, 2016 compared to net cash used in financing activities of $0.3 million during the year ended December 31, 2015.  The increase in cash provided by financing activities was primarily due to the issuance of common stock in connection with the IPO in July 2016, as well as the issuance of $39.8 million in a preferred stock financing in January 2016.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of SY-1425 and SY-1365, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our product candidates.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2017, together with amounts received from Incyte in connection with our collaboration and option agreement executed in January 2018 and the net proceeds from the underwritten public offering of our common stock and concurrent private placement of our common stock to Incyte that closed in February 2018, will enable us to fund our planned operating expense and capital expenditure requirements into 2020. Our future capital requirements will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of SY-1425 and SY-1365 and any associated companion diagnostic tests;
•	research and preclinical development efforts for any future product candidates that we may develop;
•	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;
•

whether our collaboration with Incyte will yield any validated targets, whether Incyte will exercise any of its options to exclusively license intellectual property directed to such targets, and whether and when any of the target validation fees, option exercise fees, milestone payments or royalties under the collaboration agreement with Incyte will ever be paid;

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

Contractual Obligations and Commitments

As December 31, 2017, we have a capital lease for laboratory equipment that expires in March 2018 and a capital lease for office equipment that ends in April 2020. Additionally, we lease office space at 620 Memorial Drive in Cambridge, Massachusetts under a non-cancellable operating lease that expires in October 2020. The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2017:

	Payments due by period
					More than 5
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	years
Capital lease payments	$55	$48	$7	$—	$—
Operating lease payments	3,743	1,288	2,455	—	—
Total	$3,798	$1,336	$2,462	$—	$—

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

We also entered into a supply arrangement with TMRC, under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. During the year ended December 31, 2017, we paid TMRC $0.4 million in payments related to this agreement. No payments were made under this supply management arrangement during the year ended December 31, 2016.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2017, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYROS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Syros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syros Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

March 12, 2018

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$32,205	$58,588
Marketable securities	39,844	25,005
Accounts receivable	—	867
Prepaid expenses and other current assets	917	1,048
Restricted cash	193	—
Total current assets	73,159	85,508
Property and equipment, net	3,938	4,850
Other long-term assets	1,101	482
Restricted cash	290	483
Total assets	$78,488	$91,323
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,283	$2,415
Accrued expenses	9,728	6,115
Deferred revenue	—	550
Deferred rent, current portion	355	319
Capital lease obligations, current portion	47	168
Total current liabilities	12,413	9,567
Deferred rent, net of current portion	745	1,101
Capital lease obligations, net of current portion	6	53

Commitments and contingencies (Note 9)

Stockholders' equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2017 and December 31, 2016, 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2017 and December 31, 2016; 26,423,375 and 23,380,888 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	26	23
Additional paid-in capital	220,606	181,844
Accumulated other comprehensive loss	(42)	(9)
Accumulated deficit	(155,266)	(101,256)
Total stockholders' equity	65,324	80,602
Total liabilities and stockholders' equity	$78,488	$91,323

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2017	2016	2015

Revenue	$1,101	$317	$317
Operating expenses:
Research and development	41,896	37,817	24,408
General and administrative	13,891	10,463	5,729
Total operating expenses	55,787	48,280	30,137
Loss from operations	(54,686)	(47,963)	(29,820)

Other income, net	676	220	2
Net loss	$(54,010)	$(47,743)	$(29,818)
Accrued dividends on preferred stock	—	(3,681)	(4,934)
Net loss applicable to common stockholders	$(54,010)	$(51,424)	$(34,752)

Net loss per share applicable to common stockholders - basic and diluted	$(2.13)	$(4.05)	$(17.55)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	25,406,845	12,696,414	1,980,286

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2017	2016	2015
Net loss	$(54,010)	$(47,743)	$(29,818)
Other comprehensive loss:
Unrealized holding losses on marketable securities	(33)	(9)	—
Comprehensive loss	$(54,043)	$(47,752)	$(29,818)

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands except share data)

	Series A Convertible		Series B Convertible					Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional	Other		Stockholders’
	# of		# of		# of	Par	Paid-In	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	30,350,000	$29,015	16,893,931	$52,998	1,640,009	$1	$1,922	$—	$(23,695)	$(21,772)

Exercise of stock options and vesting of restricted stock awards	—	—	—	—	723,009	1	392	—	—	393
Stock-based compensation expense	—	—	—	—	—	—	3,233	—	—	3,233
Net loss	—	—	—	—	—	—	—	—	(29,818)	(29,818)
Balance at December 31, 2015	30,350,000	29,015	16,893,931	52,998	2,363,018	2	5,547	—	(53,513)	(47,964)
Issuance of Series B convertible preferred stock, net of issuance costs of $206	—	—	12,714,150	39,794	—	—	—	—	—	—
Conversion of Series A convertible preferred stock into common stock	(30,350,000)	(29,015)	—	—	8,093,326	8	29,007	—	—	29,015
Conversion of Series B convertible preferred stock into common stock	—	—	(29,608,081)	(92,792)	7,895,474	8	92,784	—	—	92,792
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	429,070	—	395	—	—	395
Issuance of common stock under initial public offering, net of issuance costs of $7.6 million	—	—	—	—	4,600,000	5	49,877	—	—	49,882
Stock-based compensation expense	—	—	—	—	—	—	4,234	—	—	4,234
Other comprehensive loss	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	(47,743)	(47,743)
Balance at December 31, 2016	—	$—	—	$—	23,380,888	$23	$181,844	$(9)	$(101,256)	$80,602
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	449,896	—	1,799	—	—	1,799
Issuance of common stock through private placement, net of issuance costs of $2.4 million	—	—	—	—	2,592,591	3	32,544	—	—	32,547
Stock-based compensation expense	—	—	—	—	—	—	4,419	—	—	4,419
Other comprehensive loss	—	—	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	—	—	(54,010)	(54,010)
Balance at December 31, 2017	—	$—	—	$—	26,423,375	$26	$220,606	$(42)	$(155,266)	$65,324

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Operating activities
Net loss	$(54,010)	$(47,743)	$(29,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,527	1,273	602
Loss on disposal of assets	—	4	17
Stock-based compensation expense	4,419	4,234	3,233
Net amortization of premiums and discounts on marketable securities	(102)	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	131	(508)	(390)
Accounts receivable	867	(317)	—
Other long-term assets	(365)	(482)	—
Restricted cash	—	—	(413)
Accounts payable	141	(404)	2,022
Accrued expenses	3,533	3,685	1,663
Deferred revenue	(550)	—	—
Deferred rent and lease incentive	(320)	(284)	54
Net cash used in operating activities	(44,729)	(40,536)	(23,030)
Investing activities
Purchases of property and equipment	(821)	(2,322)	(1,176)
Purchases of marketable securities	(41,770)	(25,020)	—
Sales or maturities of marketable securities	27,000	—	—
Net cash used in investing activities	(15,591)	(27,342)	(1,176)
Financing activities
Payments on capital lease obligations	(168)	(135)	(50)
Proceeds from issuance of common stock through employee benefit plans	1,799	395	392
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	39,813	—
Proceeds from issuance of common stock, net of issuance costs	32,306	50,484	(620)
Net cash provided by (used in) financing activities	33,937	90,557	(278)
(Decrease) increase in cash and cash equivalents	(26,383)	22,679	(24,484)
Cash and cash equivalents
Beginning of period	58,588	35,909	60,393
End of period	$32,205	$58,588	$35,909
Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$19	$18
Non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	$—	$82,013	$—
Property and equipment received but unpaid as of period end	$143	$349	$1,359
Assets acquired under capital lease	$—	$17	$389
Assets acquired through lease incentive	$—	$—	$1,612
Offering costs incurred but unpaid as of period end	$13	$—	$1,280

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

The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals; risks inherent in the development and commercialization of medicines to treat human disease; competition from other companies, many of which are larger and better capitalized; risks relating to obtaining and maintaining necessary intellectual property protection; and the need to obtain adequate additional financing to fund the development of its product candidates and discovery activities. If the Company is unable to raise capital when needed or on favorable terms, it would be forced to delay, reduce, eliminate or out-license certain of its research and development programs or future commercialization rights to its product candidates.

On July 6, 2016, the Company completed an initial public offering, in which the Company issued and sold 4,600,000 shares of its common stock at a public offering price of $12.50 per share, including 600,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $57.5 million (the “IPO”). The Company received approximately $49.9 million in net proceeds from the IPO after deducting $7.6 million of underwriting discounts and commissions and offering costs. Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 15,988,800 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its certificate of incorporation to change the authorized capital stock to 200,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, all with a par value of $0.001 per share. The significant increase in common stock outstanding in July 2016 relating to the IPO and conversion of convertible preferred stock had an impact on the year-over-year comparability of the Company’s net loss per share calculations throughout 2017.

On April 26, 2017, the Company issued and sold an aggregate of 2,592,591 shares of its common stock in a private placement at an offering price of $13.50 per share, for aggregate gross proceeds of $35.0 million, before deducting placement agent fees of $2.1 million and other offering expenses of $0.3 million.

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $54.0 million, $47.7 million and $29.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company had an accumulated deficit of $155.3 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through private placements of its preferred stock, the sale of common stock in the IPO, and a private placement of common stock in April 2017. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $72.0 million as of December 31, 2017, together with amounts received from Incyte Corporation (“Incyte”) in connection with the Company’s collaboration and option agreement with Incyte executed in January 2018 and the net proceeds from the underwritten public offering of the Company’s common stock and concurrent private placement of the Company’s common stock to Incyte that closed in February 2018, will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these consolidated financial statements.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company and the chief operating decision maker view the Company's operations and manage its business in one operating segment. The Company operates only in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid instruments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which consist of money market funds that invest in U.S. Treasury

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

obligations, as well as overnight repurchase agreements, are stated at fair value. The Company maintains its bank accounts at one major financial institution.

Marketable Securities

The Company determines the appropriate classification of its marketable securities, which consist primarily of debt securities, at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s  marketable securities are considered available-for-sale and carried at estimated fair values and reported in short-term marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Other income, net, includes interest, dividends, amortization of premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis. If the Company were to determine that the decline in fair value of an investment is below its accounting basis and the decline is other-than-temporary, the Company would reduce the carrying value of the security and record a loss for the amount of such decline.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2017.

Other Long-Term Assets

At December 31, 2017, other long-term assets consisted of deferred issuance costs, which included direct and incremental legal and accounting fees related to the shelf registration filed in July 2017, as well as advanced payments made to the contract research organization responsible for conducting the Company’s clinical trial of SY-1425 and SY-1365. At December 31, 2016, other long-term assets primarily consisted of advanced payments made to the contract research organization responsible for conducting the Company’s clinical trial of SY-1425.

Revenue Recognition

To date, the Company’s only source of revenue has been a research agreement with a multinational pharmaceutical company, which expired on March 31, 2017 in accordance with its terms..

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company analyzes arrangements with multiple deliverables based on the guidance in ASC Topic 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluates multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgements about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within control of the Company. The Company’s research agreement contained a single unit of accounting.

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

The Company recognized revenue under its research agreement based upon the completed performance method of revenue recognition as it was unable to reasonably estimate the period of performance of the services and the delivery of the final study report was significant to the arrangement.

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

The Company may in the future in-license the rights to develop and commercialize product candidates. For each in-license transaction the Company evaluates whether it has acquired processes or activities along with inputs that would be sufficient to constitute a “business” as defined under U.S. GAAP. A “business” as defined under U.S. GAAP consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When the Company determines that it has not acquired sufficient processes or activities to constitute a business, any up-front payments, as well as milestone payments, are immediately expensed as acquired research and development in the period in which they are incurred.

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

Additionally, in March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and an option to recognize gross stock-based compensation expense with actual forfeitures as they occur, as well as certain classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted ASU 2016-09 as of January 1, 2017. The Company has applied ASU 2016-09 using a modified retrospective approach and has adopted the option to recognize stock compensation expense with actual forfeitures recognized as they occur. The adoption of this standard had an immaterial impact to the Company’s financial statements. The adoption of ASU 2016-09 also requires all excess tax benefit on stock options to be recorded in the consolidated statements of operations. The adoption did not have a material impact since the expected increase in net deferred tax assets is fully offset by a corresponding increase in the deferred tax asset valuation allowance. The amount of deferred tax assets that had not been previously recognized due to the recognition of excess tax benefits upon adoption was $0.4 million.

The Company expenses the fair value of its stock-based awards to employees on a straight-line basis over the associated service period, which is generally the vesting period. As a result of the adoption of ASU 2016-09, effective January 1, 2017, the Company accounts for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from its estimates. Ultimately, the actual expense recognized over the vesting period will be for only those options that vest.For stock-based awards granted to consultants and non-employees, compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of such awards.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

	As of December 31,
	2017	2016	2015
Convertible preferred stock	—	—	12,598,370
Stock options	2,846,668	2,543,435	2,226,698
Unvested restricted stock	—	4,885	256,881
	2,846,668	2,548,320	15,081,949

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 25,406,845,  12,696,414 and 1,980,286 for the years ended December 31, 2017, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). ASU 2014-09 amends ASC 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for the Company for interim and annual periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. As of December 31, 2017, the Company had one revenue arrangement, which was completed on March 31, 2017, prior to adoption. The Company plans to use the modified retrospective approach in adopting this standard.

As described further in Note 14 – Subsequent Events, the Company entered into a target discovery, research collaboration and option agreement with Incyte in January 2018 under which the Company will use its gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte will receive options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. Upon execution of the agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding. The Company is eligible to receive target selection milestone payments and option exercise fees of up to an aggregate of $54.0 million, and if products arising from the collaboration are approved, the Company would become eligible to receive from Incyte, for each validated target, a total of up to $50.0 million in development and regulatory milestone payments and up to $65.0 million in commercial milestone payments. No revenue was recognized under this agreement during the year ended December 31, 2017. The Company will recognize revenue related to this agreement using the new standard during 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to put most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and, as such, will be effective for the year ended December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the new guidance and the expected effect on the Company’s consolidated financial statements. However, the Company anticipates recognition of additional assets and corresponding liabilities related to its operating leases. To date, the Company has one operating lease for its office and laboratory space in Cambridge, Massachusetts (Note 9).

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU No. 2016-15”), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity of practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU No. 2016-15 will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU No. 2016-18”). The amendments in ASU No. 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU No. 2016-18 is effective for fiscal years (including interim reporting periods within those years) beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU No. 2016-18 using a full retrospective approach. The Company believes that the adoption of this guidance will not have a significant impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). The amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new accounting guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company will evaluate the impact that the adoption of ASU No. 2017-01 will have on future transactions.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying security.

Cash equivalents and marketable securities, available-for-sale, consisted of the following at December 31, 2017 and December 31, 2016 (in thousands):

		Unrealized	Unrealized	Fair
December 31, 2017	Amortized Cost	Gains	Losses	Value
Cash Equivalents:
Money market funds	$17,205	$—	$—	$17,205
Overnight repurchase agreements	15,000	—	—	15,000
Marketable Securities:
U.S. treasury obligations	39,886	—	(42)	39,844
Total:	$72,091	$—	$(42)	$72,049

		Unrealized	Unrealized	Fair
December 31, 2016	Amortized Cost	Gains	Losses	Value
Cash Equivalents:
Money market funds	$58,588	$—	$—	$58,588
Marketable Securities:
U.S. treasury obligations	25,014	—	(9)	25,005
Total:	$83,602	$—	$(9)	$83,593

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the year ended December 31, 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At December 31, 2017, the Company held 17 securities that were in an unrealized loss position.  The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2017 was $39.8 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above marketable securities. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of December 31, 2017.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$17,205	$17,205	$—	$—
Overnight repurchase agreements	15,000	—	15,000	—
Marketable securities:
U.S. treasury obligations	39,844	39,844	—	—
	$72,049	$57,049	$15,000	$—

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$58,588	$58,588	$—	$—
Marketable securities:
U.S. treasury obligations	25,005	25,005	—	—
	$83,593	$83,593	$—	$—

5. Restricted Cash

At December 31, 2017 and December 31, 2016, the Company had $0.5 million in restricted cash that serves as the security deposit on the lease of the Company’s current facility in Cambridge, Massachusetts. At December 31, 2017, approximately $0.2 million of the restricted cash was classified as current as it is expected to be refunded to the Company under the terms of the lease agreement.

6. Property and Equipment

Property and Equipment consists of the following (in thousands):

	Estimated useful life
	(in years)	December 31, 2017	December 31, 2016
Laboratory equipment	5	$3,978	$3,612
Computer equipment	3	651	401
Furniture and fixtures	4	396	395
Leasehold improvements	Shorter of 7 years or life of lease	2,613	2,599
Construction in process		—	18
		$7,638	$7,025
Less: Accumulated depreciation		(3,700)	(2,175)
Total property and equipment, net		$3,938	$4,850

Depreciation expense, including depreciation expense for assets recorded under capital leases, for the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $1.3 million and $0.6 million, respectively. Laboratory equipment included assets recorded under capital leases of $0.4 million at December 31, 2017 (Note 8). Accumulated depreciation from assets recorded under capital leases was $0.2 million at December 31, 2017.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2017	December 31, 2016
External research and preclinical development	$5,875	$3,290
Employee compensation and benefits	2,494	1,911
Professional fees	1,225	819
Facilities	134	90
Restricted stock liability	—	5
	$9,728	$6,115

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Indebtedness

Equipment Financing

In March 2015, the Company entered into a lease agreement with a vendor for certain laboratory equipment. The Company financed $0.4 million of the amount owed under the lease agreement and is required to make consecutive monthly payments of principal, plus accrued interest at 6.44%, over 36 months through March 2018. During the year ended December 31, 2017, the Company made payments of $0.2 million, of which $9,000 related to interest. At December 31, 2017, $0.1 million of principal was outstanding with respect to the equipment financing arrangement.

The following table sets forth the Company’s future minimum payments due under capital leases as of December 31, 2017:

Year	(in thousands)
2018	$48
2019	5
2020	2
$55

9. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020. The Company has an option to extend the lease for five additional years. The 2015 Lease has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the lease, including any rent-free periods. The Company recorded rent expense of $0.9 million,  $0.9 million, and $0.3 million for the years ended December 31, 2017,  2016 and 2015, respectively, related to the 2015 Lease. The 2015 Lease agreement required the Company to issue an original letter of credit in the amount of $0.5 million, which is included in restricted cash in the accompanying balance sheet at December 31, 2017 and December 31, 2016. At December 31, 2017, approximately $0.2 million of the restricted cash was classified as current as it is expected to be refunded to the Company under the terms of the lease agreement.

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

The following table sets forth the Company’s future minimum payments due under operating leases as of December 31, 2017:

Year	(in thousands)
2018	$1,288
2019	1,325
2020	1,130
$3,743

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

License Agreements

Dana-Farber Cancer Institute, Inc. and Whitehead Institute for Biomedical Research

In February 2013, the Company entered into a license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber") pursuant to which the Company was granted an exclusive worldwide, sublicensable license under specified patents relating to CDK7 inhibitors and JNK inhibitors owned or controlled by Dana-Farber. Payments totaling $3.4 million are due to Dana-Farber if and when the Company achieves certain clinical and regulatory milestones for any licensed product, none of which have been achieved as of December 31, 2017. No future potential milestone payments have been accrued as of December 31, 2017 or December 31, 2016, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company is obligated to pay a tiered royalty on net sales for licensed products in any country subject to the license. Royalty payments, if any, would continue for the duration of the licensed patents.

In April 2013, the Company entered into a license agreement with the Whitehead Institute for Biomedical Research ("Whitehead") and Dana-Farber, pursuant to which the Company was granted a worldwide, sublicensable license under specified patents relating to MYC modulators owned or controlled by Whitehead and Dana-Farber.

In April 2013, the Company entered into an additional license agreement with Whitehead, pursuant to which the Company was granted a worldwide license under specified patents relating to super-enhancers owned or controlled by Whitehead.

In connection with the Whitehead agreements, the Company issued 171,674 shares of its common stock to Whitehead in April 2013. Payments totaling $3.6 million are due under the Whitehead agreements when the Company achieves certain milestones. The future potential milestone payments due under the Whitehead agreements have not been accrued as of December 31, 2017 and December 31, 2016, respectively, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company paid Whitehead and the Whitehead Institute for Genome Technology Core $0.9 million and $1.0 million during the years ended December 31, 2017 and 2016, respectively, for annual license maintenance fees and research services. Additionally, at December 31, 2017, the Company had $0.2 million in accounts payable and accrued expenses due to Whitehead and the Whitehead Institute for Genome Technology Core for research services performed during 2017.

TMRC Co. Ltd.

In September 2015, the Company entered into an exclusive license agreement with the Japanese oncology company TMRC Co. Ltd. ("TMRC") to develop and commercialize tamibarotene in North America and Europe for the treatment of cancer. This agreement was amended and restated in April 2016.

In exchange for this license, the Company agreed to a non-refundable upfront payment of $1.0 million, for which $0.5 million was paid in September 2015 upon execution of the agreement, and the remaining $0.5 million was paid in May 2016. Under the agreement, the Company is also obligated to make payments upon the successful achievement of clinical and regulatory milestones totaling approximately $13.0 million per indication, defined as a distinct tumor type. In September 2016, the Company paid $1.0 million to TMRC for a development milestone achieved upon the successful dosing of the first patient in its Phase 2 clinical trial of SY-1425. In addition, the Company is obligated to pay TMRC a single-digit percentage royalty, on a country-by-country and product-by-product basis, on net product sales of SY-1425 using know-how and patents licensed from TMRC in North America and Europe for a defined royalty term.

The Company also entered into a supply management agreement with TMRC, under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company made payments of $0.4 million under this supply management agreement during the year ended December 31, 2017. No payments were made under this supply management agreement during the year ended December 31, 2016.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Litigation

The Company is not party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2017 or December 31, 2016.

10. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The 2016 Plan replaced the 2012 Equity Incentive Plan (the "2012 Plan"). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each calendar year, commencing on January 1, 2017 and ending on December 31, 2025, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the compensation committee of the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2016 Plan was increased by 935,430 shares. At December 31, 2017, 2,880,493 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

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

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2017 and ending on December 31, 2025, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2017, the number of shares reserved for issuance under the 2016 ESPP was increased by 233,857 shares. At December 31, 2017, 820,523 shares remained available for future issuance under the 2016 ESPP.

Stock Options

Performance-Based Stock Options

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During the year ended December 31, 2016, the Company recorded additional stock-based compensation expense of $0.2 million related to the achievement of certain performance-based milestones. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones for the year ended December 31, 2017. As of December 31, 2017, there was $1.0 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 3.2 years.

During the year ended December 31, 2016, the Company granted options to purchase 75,000 shares of common stock to an advisor for which the vesting accelerates upon the achievement of performance-based criteria. As of December 31, 2017, no such performance-based criteria were achieved. As of December 31, 2017, there was $0.6 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 8.7 years.

A summary of the status of stock options as of December 31, 2017 and December 31, 2016 and changes during the year ended December 31, 2017 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2016	2,543,435	$6.44	8.3	$14,898
Granted	1,368,000	11.87
Exercised	(445,012)	4.03
Cancelled	(619,755)	7.22
Outstanding at December 31, 2017	2,846,668	$9.25	8.2	$5,713
Exercisable at December 31, 2017	858,927	$6.06	7.0	$3,827
Vested and expected to vest at December 31, 2017	2,846,668	$9.25	8.2	$5,713

The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $4.6 million, $2.4 million, and $2.0 million, respectively.

Cash received from option exercises during the years ended December 31, 2017, 2016, and 2015 was $1.8 million, $0.4 million, and $0.4 million, respectively.

Restricted Common Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock with time- and performance-based vesting criteria. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the consolidated balance sheets included as a component of accrued expenses or other long term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests over time or upon the achievement of performance.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the status of unvested restricted common stock as of December 31, 2017 and December 31, 2016 and changes during the year ended December 31, 2017 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	4,885	$0.98
Vested	(4,885)	0.98
Repurchased	—	—
Unvested at December 31, 2017	—	$—

The total fair value of restricted stock vested during the years ended December 31, 2017, 2016, and 2015 was $1,000,  $0.1 million, and $0.1 million, respectively, based upon the number of restricted stock awards vested multiplied by the fair value of the Company’s common stock on the grant date.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Weighted-average risk-free interest rate	2.07%	1.36%	1.78%
Expected dividend yield	—%	—%	—%
Expected option term	6.05	5.98	6.09
Volatility	87.83%	85.39%	82.71%

The weighted‑average grant date fair value per share of options granted in the years ended December 31, 2017, 2016 and 2015 was $8.75,  $8.58 and $4.88, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted common stock granted to employees and non-employees recorded in the Company’s statements of operations:

	Year Ended December 31,
	2017	2016	2015
Research and development	$1,666	$2,980	$2,733
General and administrative	2,753	1,254	500
Total stock-based compensation expense	$4,419	$4,234	$3,233

As of December 31, 2017, there was $11.9 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 2.9 years. Additionally, as of December 31, 2017, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted to non-employees, excluding those subject to performance-based criteria described above. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

11. Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

differences are expected to reverse. The components of the income tax provision for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Current	$7	$2
Deferred	—	—
Total	$7	$2

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

	Year ended
	December 31,
	2017	2016	2015
Federal income tax computed at federal statutory tax rate	34.00%	34.00%	34.00%
State income tax, net of federal benefit	5.35	4.79	4.70
Permanent items	(1.57)	(2.83)	(3.33)
Federal and state research and development credits	7.36	2.93	2.66
Rate change	(31.79)	—	—
Other	0.66	(0.08)	0.12
Change in valuation allowance	(14.02)	(38.81)	(38.15)
Effective income tax rate	(0.01)%	0.00%	0.00%

On December 22, 2017, H.R.1., formerly known as the Tax Cuts and Jobs Act, was signed into law. The new law did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because it maintains a valuation allowance on the majority of its net operating losses and other deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in increases to the amounts reflected in the effective tax rate attributable to "change in valuation allowance” and “rate change” in the Company’s effective tax rate reconciliation table above for the year ended December 31, 2017 compared to the years ended December 31, 2016 and 2015. The change in the U.S. federal corporate tax rate, which is effective January 1, 2018, is also reflected in the Company’s deferred tax table below. Lastly, the Company has discussed the possible impact of Staff Accounting Bulletin No. 118 (“SAB 118”) on the Company’s consolidated financial statements below.

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2017 and 2016 (in thousands):

	Year ended
	December 31,
	2017	2016
Deferred tax assets:
Federal and state net operating loss carryforwards	$37,411	$33,846
Tax credit carryforwards	7,573	3,350
Intangible assets	56	197
Stock-based compensation	1,059	247
Leasehold incentive	240	467
Other	1,237	1,605
Total deferred tax assets	47,576	39,712
Less valuation allowance	(47,576)	(39,624)
Net deferred tax assets	—	88
Deferred tax liabilities:
Fixed assets	—	(88)
Total deferred tax liabilities	—	(88)
Net deferred taxes	$—	$—

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2017 the Company had federal net operating loss (“NOL”) carryforwards of approximately $136.4 million and state net operating loss carryforwards of $138.8 million which are available to reduce future taxable income. The Company also had federal tax credits of approximately $6.1 million and state tax credits of $1.8 million which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2037. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not determined whether an ownership change has occurred and as such, the Company's NOLs may be limited.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2017 and 2018, respectively because the Company's management has determined that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $8.0 million in 2017 and $18.5 million in 2016 primarily relates to the net loss incurred by the Company.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2017 and 2016 the Company had no unrecognized tax benefits. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense.

The federal and state income tax returns are generally subject to examinations for the tax years ended December 31, 2014 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. There are currently no federal or state audits in process.

On December 22, 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1. The Company has recognized the provisional tax impacts related the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of H.R.1. The Company’s accounting treatment is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

12. Research Agreement

In November 2014, the Company entered into a research agreement with a multinational pharmaceutical company (the “Counterparty”) for purposes of mapping immune cell super-enhancers (“SE”) and transcriptional targets in autoimmune disease. Under the research agreement, the Company is responsible for the conduct of all activities under separate projects, as defined in the research agreement, associated with generating SE and transcriptional maps of the cell/tissue supplied by the Counterparty. Upon the completion of each project, the Counterparty determined whether to commence the next project under the research agreement upon written notification.

The research agreement was amended in November 2016 to extend the term to March 31, 2017. The research agreement terminated automatically on March 31, 2017 in accordance with its terms.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company recognized revenue on a completed performance basis for each project performed under the agreement, as the Company does not have the ability to reasonably estimate the period of performance and the final study report for each project is significant to the overall arrangement. The Company recognized revenue of $1.1 million and $0.3 million during the years ended December 31, 2017 and December 31, 2016, respectively, under the agreement.

13. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of the board of directors. Effective September 1, 2017, the Company instituted an employer match of 100% of the amount you contribute to the Plan for each payroll period up to the first 1% of Plan Compensation plus 50% of the amount you contribute between 1% and 6% of Plan Compensation. For the year ended December 31, 2017, the Company contributed $0.3 million to the 401(k) Plan.

14. Subsequent Events

Collaboration Agreement

On January 8, 2018, the Company and Incyte Corporation entered into a Target Discovery, Research Collaboration and Option Agreement (the “Collaboration Agreement”). Under the Collaboration Agreement, the Company will use its proprietary gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte will receive options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. Incyte will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.

Under the terms of the Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding. The Company’s activities under the Collaboration Agreement are subject to a joint research plan and, subject to certain exceptions, Incyte will be responsible for funding the Company’s activities under the research plan, including amounts in excess of the pre-paid research funding amount. The Company is obligated to make a payment to Whitehead representing a percentage of the up-front cash consideration received under the Collaboration Agreement.

The Company will be eligible to receive target selection milestone payments and option exercise fees of up to an aggregate of $54.0 million if Incyte selects the maximum number of targets for validation and exercises its option to obtain exclusive rights to collaboration intellectual property for therapeutic products directed to all seven validated targets.  Should any therapeutic product be developed by Incyte against a target as to which Incyte has exercised its option to obtain exclusive rights to collaboration intellectual property, the Company will be eligible to receive milestone payments and, if approved and commercialized, royalty payments from Incyte. For each of the seven validated targets, the Company would become eligible to receive from Incyte a total of up to $50.0 million in development and regulatory milestone payments. If products arising from the collaboration are approved, the Company would become eligible to receive from Incyte, for each validated target, a total of up to $65.0 million in commercial milestone payments. Upon approval and commercialization of any therapeutic product resulting from the collaboration, the Company would become eligible to receive low single-digit royalties on net sales of such product.

The term of Collaboration Agreement began on January 8, 2018 and, unless terminated by a party early, will continue until all royalty obligations for products arising from the collaboration expire. The Collaboration Agreement may be terminated by Incyte for convenience on sixty (60) days’ prior written notice to the Company, or by the Company on thirty (30) days’ written notice in the event Incyte or one of its affiliates or sublicensees challenges the validity or enforceability of certain patent rights controlled by the Company. The Collaboration Agreement may also be terminated by either of the parties on thirty (30) days’ prior written notice in the event of an uncured material breach of the Collaboration Agreement by the other party or immediately in the case of certain bankruptcy events. Incyte’s right to

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

terminate for convenience and each party’s right to terminate for uncured material breach may be exercised either with respect to the Collaboration Agreement in its entirety or, as applicable, in relation to the relevant validated target and associated therapeutic products.

Following entry into the Collaboration Agreement, the Company’s Board of Directors accelerated the vesting of 63,793 shares underlying performance-based stock options granted to members of the Company’s management team.

Stock Purchase Agreement

On January 8, 2018, the Company entered into a Stock Purchase Agreement with Incyte (the “SPA”), pursuant to which Incyte agreed to purchase 793,021 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $10.0 million in cash, or $12.61 per share, in a private placement. The purchase price represents a thirty percent (30%) premium to the volume-weighted sale price of the shares of the Company’s common stock over the fifteen (15) trading day period immediately preceding the date of the SPA. The Company is obligated to make a payment to Whitehead representing a percentage of the equity premium received under the SPA. The Shares are subject to a lock-up restriction and a market stand-off agreement for a period of 12 months following the closing of the sale of the shares (the “Closing”). Pursuant to the terms of the SPA, the Company filed a registration statement covering the resale by Incyte of the Shares on January 19, 2018.

In addition, from the Closing until the earlier of the second anniversary of the Closing or the expiration or termination of the Collaboration Agreement, the Company has granted to Incyte the right to purchase up to its pro rata share of the securities offered in certain subsequent offerings of the Company’s common stock or common stock equivalents, subject to the terms and conditions set forth in the SPA.

Sale of Securities through Public Offering

On January 30, 2018, the Company issued and sold an aggregate of 4,188,481 shares of its common stock in a public offering at a price per share $9.55 per share, resulting in gross proceeds of $40.0 million before deducting underwriting commissions and fees estimated to be approximately $2.7 million. Additionally, on February 2, 2018, the underwriters exercised their option to purchase an additional 628,272 shares at a price per share of $9.55, resulting in additional gross proceeds of $6.0 million.

In addition, on February 2, 2018, we also closed a concurrent private placement of 125,656 shares of our common stock to Incyte Corporation at a price of $9.55 per share, resulting in proceeds to us of $1.2 million. The Company closed an additional private placement of 18,849 shares of its common stock to Incyte on February 7, 2018 at a price of $9.55 per share, resulting in gross proceeds to the Company of $0.2 million.

15. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Revenue	$1,101	$—	$—	$—
Operating expenses:
Research and development	9,628	10,041	10,447	11,780
General and administrative	3,086	3,472	3,593	3,740
Total operating expenses	12,714	13,513	14,040	15,520
Loss from operations	(11,613)	(13,513)	(14,040)	(15,520)

Other income, net	98	145	215	218
Net loss applicable to common stockholders	$(11,515)	$(13,368)	$(13,825)	$(15,302)

Net loss per share applicable to common stockholders - basic and diluted	$(0.49)	$(0.52)	$(0.53)	$(0.58)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	23,393,448	25,584,147	26,259,216	26,316,550

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

Revenue	$—	$—	$—	$317
Operating expenses:
Research and development	8,265	9,525	11,584	8,443
General and administrative	2,371	2,540	2,633	2,919
Total operating expenses	10,636	12,065	14,217	11,362
Loss from operations	(10,636)	(12,065)	(14,217)	(11,045)

Other income, net	48	44	48	80
Net loss	$(10,588)	$(12,021)	$(14,169)	$(10,965)
Accrued dividends on preferred stock	(1,737)	(1,823)	(121)	—
Net loss applicable to common stockholders	$(12,325)	$(13,844)	$(14,290)	$(10,965)

Net loss per share applicable to common stockholders - basic and diluted	$(5.15)	$(5.42)	$(0.65)	$(0.47)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	2,394,470	2,553,146	22,012,743	23,374,734

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2017, we implemented an accounting system for purposes of tracking and accounting for stock-based awards, as well as an enterprise resource system for the purposes of maintaining our general ledger and reporting. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 113 of this Annual Report on Form 10-K, which is incorporated into this Item by reference.

(b)Exhibits

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Organizational Documents and Documents Related to Common Stock
3.1	Restated Certificate of Incorporation of the Registrant	8-K	7/6/16	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	7/6/16	3.2
4.1	Form of common stock certificate	S-1^	6/3/16	4.1
4.2	Second Amended and Restated Investors’ Rights Agreement dated October 9, 2014, as amended, among the Registrant and the other parties thereto	S-1^	6/3/16	4.2
4.3	Sales Agreement dated July 20, 2017 by and between the Registrant and Cowen and Company LLC	S-3^^	7/20/17	1.2
4.4	Stock Purchase Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation, as amended				X
4.5	Underwriting Agreement dated January 30, 2018 by and among the Registrant, J.P. Morgan Securities LLC, Cowen and Company, LLC and Piper Jaffray and Co., as representatives of the several underwriters named thereing	8-K	1/31/18	1.1
4.6	Securities Purchase Agreement dated April 20, 2017 by and among the Registrant and the persons party thereto	8-K	4/21/17	10.1
4.7	Registration Rights Agreement, dated April 20, 2017, by and among the Registrant and the persons party thereto	8-K	4/21/17	10.2

Equity Plan Documents
10.1*	2012 Equity Incentive Plan, as amended	S-1^	6/3/16	10.1
10.2*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.2
10.3*	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.3
10.4*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.4
10.5*	2016 Stock Incentive Plan	S-1^	6/3/16	10.5
10.6*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.6
10.7*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.7
10.8*	2016 Employee Stock Purchase Plan	S-1^	6/3/16	10.8

Agreements with Directors and Executive Officers
10.9*	Offer Letter, dated November 13, 2012 and effective as of July 2, 2012 by and between the Registrant and Nancy Simonian, M.D., as amended	S-1^	6/3/16	10.9
10.10*	Offer Letter dated August 25, 2015 by and between the Registrant and Kyle D. Kuvalanka, as amended	S-1^	6/3/16	10.10
10.11*	Offer Letter dated December 2, 2015 by and between the Registrant and David A. Roth, M.D., as amended	S-1^	6/3/16	10.11
10.12*	Offer Letter dated September 9, 2016 by and between the Registrant and Gerald E. Quirk, Esq.	10-K	3/20/17	10.12
10.13*	Offer Letter dated November 6, 2017 by and between the Registrant and Jeremy Springhorn, Ph.D.				X
10.14*	Consulting Agreement dated August 8, 2012 by and between the Registrant and Richard A. Young, Ph.D., as amended	10-K	3/20/17	10.13

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.15*	Form of Director and Officer Indemnification Agreement by and between the Registrant and each of the directors and executive officers of the Registrant	S-1^	6/3/16	10.12

License and Collaboration Agreements
10.16+	Exclusive License Agreement dated February 22, 2013 by and between the Registrant and the Dana-Farber Cancer Institute, Inc.	S-1^	6/3/16	10.13
10.17+	Exclusive License Agreement dated April 1, 2013 by and among the Registrant, the Whitehead Institute for Biomedical Research and the Dana-Farber Cancer Institute, Inc.	S-1^	6/3/16	10.14
10.18+	Exclusive License Agreement dated April 4, 2013 by and between the Registrant and the Whitehead Institute for Biomedical Research	S-1^	6/3/16	10.15
10.19+	Amended and Restated Cancer License Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	S-1^	6/3/16	10.16
10.20+	Supply Management Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	S-1^	6/3/16	10.18
10.21	Consent and Stand-by License Agreement dated April 28, 2016 by and among the Registrant, Toko Pharmaceutical Ind. Co., Ltd. and TMRC Co., Ltd.	S-1^	6/3/16	10.19
10.22+	Target Discovery, Research Collaboration and Option Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation				X

Leases
10.23	Lease dated March 13, 2015 by and between the Registrant and 620 Memorial Leasehold LLC	S-1^	6/3/16	10.17

Subsidiaries, Consents and Certifications
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, independent public accounting firm				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1#	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

XBRL Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*      Indicates management contract or compensatory plan.

+      Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission

^      SEC File No. 333-211818

^^SEC File No. 333-219369

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYROS PHARMACEUTICALS, INC.

Date: March 12, 2018	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy Simonian, M.D.	President, Chief Executive Officer and Director	March 12, 2018
Nancy Simonian, M.D.	(Principal Executive and Financial Officer)

/s/ Michael Inbar	Controller	March 12, 2018
Michael Inbar

/s/ Peter Wirth	Chair of the Board of Directors	March 12, 2018
Peter Wirth

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 12, 2018
Srinivas Akkaraju, M.D., Ph.D.

/s/ Marsha H. Fanucci	Director	March 12, 2018
Marsha H. Fanucci

/s/ Amir Nashat, Ph.D.	Director	March 12, 2018
Amir Nashat, Ph.D.

/s/ Robert T. Nelsen	Director	March 12, 2018
Robert T. Nelsen

/s/ Sanj K. Patel	Director	March 12, 2018
Sanj K. Patel

/s/ Vicki L Sato, Ph.D.	Director	March 12, 2018
Vicki L. Sato, Ph.D.

/s/ Phillip A. Sharp, Ph.D.	Director	March 12, 2018
Phillip A. Sharp, Ph.D.

/s/ Richard A. Young, Ph.D.	Director	March 12, 2018
Richard A. Young, Ph.D.