Form 10-Q
period 2018-03-31
Syros Pharmaceuticals, Inc.
filed 2018-05-10
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 30, 2018: 32,578,320

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward‑looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward‑looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. The forward‑looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward‑looking statements, and you should not place undue reliance on our forward‑looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward‑looking statements we make. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Quarterly Report. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward‑looking statements that we make. Our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$94,334	$32,205
Marketable securities	27,407	39,844
Prepaid expenses and other current assets	1,436	917
Restricted cash	193	193
Total current assets	123,370	73,159
Property and equipment, net	3,565	3,938
Other long-term assets	875	1,101
Restricted cash	290	290
Total assets	$128,100	$78,488
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,717	$2,283
Accrued expenses	8,980	9,728
Deferred revenue	10,272	—
Deferred rent, current portion	364	355
Capital lease obligations, current portion	4	47
Total current liabilities	21,337	12,413
Deferred rent, net of current portion	649	745
Deferred revenue, net of current portion	1,610
Capital lease obligations, net of current portion	5	6

Commitments and contingencies (Note 9)

Stockholders' equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017, 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 32,236,427 and 26,423,375 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	32	26
Additional paid-in capital	274,230	220,606
Accumulated other comprehensive loss	(34)	(42)
Accumulated deficit	(169,729)	(155,266)
Total stockholders' equity	104,499	65,324
Total liabilities and stockholders' equity	$128,100	$78,488

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$370	$1,101
Operating expenses:
Research and development	11,116	9,628
General and administrative	4,075	3,086
Total operating expenses	15,191	12,714
Loss from operations	(14,821)	(11,613)

Other income, net	358	98
Net loss	$(14,463)	$(11,515)

Net loss per share - basic and diluted	$(0.48)	$(0.49)

Weighted-average number of common shares used in net loss per share - basic and diluted	30,335,164	23,393,448

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(14,463)	$(11,515)
Other comprehensive gain (loss):
Unrealized holding gains (losses) on marketable securities	8	(4)
Comprehensive loss	$(14,455)	$(11,519)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017 (As Adjusted)
Operating activities
Net loss	$(14,463)	$(11,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388	365
Stock-based compensation expense	1,696	884
Net amortization of premiums and discounts on marketable securities	(69)	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(519)	(412)
Accounts receivable	—	316
Other long-term assets	3	18
Accounts payable	(562)	220
Accrued expenses	(669)	(2,074)
Deferred revenue	11,882	(550)
Deferred rent and lease incentive	(87)	(79)
Net cash used in operating activities	(2,400)	(12,820)
Investing activities
Purchases of property and equipment	(152)	(396)
Purchases of marketable securities	(2,486)	—
Sales or maturities of marketable securities	15,000	2,499
Net cash provided by investing activities	12,362	2,103
Financing activities
Payments on capital lease obligations	(44)	(41)
Proceeds from issuance of common stock through employee benefit plans	242	169
Proceeds from issuance of common stock in public offerings and private placements, net of issuance costs	51,969	—
Net cash provided by financing activities	52,167	128
Increase (decrease) in cash, cash equivalents and restricted cash	62,129	(10,589)
Cash, cash equivalents and restricted cash
Beginning of period	32,688	59,071	*
End of period	$94,817	$48,482	*
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$3
Non-cash investing and financing activities
Property and equipment received but unpaid as of period end	$6	$14
Offering costs incurred but unpaid as of period end	$67	$25

* Recast to reflect adoption of Accounting Standard Update 2016-18 Restricted Cash - Refer to Note 6

See accompanying notes to unaudited condensed consolidated financial statements.

1. Nature of Business

Syros Pharmaceuticals, Inc. (the "Company"), a Delaware corporation formed in November 2011, is a biopharmaceutical company pioneering an understanding of the non-coding region of the genome to advance a new wave of medicines that control the expression of genes.

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

In February 2018, the Company issued and sold an aggregate of 4,188,481 shares of its common stock in a public offering at a price of $9.55 per share, resulting in gross proceeds of $40.0 million before deducting underwriting commissions and fees of approximately $3.0 million. The underwriters exercised their option to purchase an additional 628,272 shares at a price per share of $9.55, resulting in additional gross proceeds of $6.0 million before deducting underwriting commissions and fees of approximately $0.4 million. In February 2018, the Company also completed a private placement of 144,505 shares of common stock to Incyte Corporation (“Incyte”), for an aggregate purchase price of $1.4 million. In January 2018, the Company issued and sold 793,021 shares of its common stock to Incyte for aggregate proceeds of $10.0 million in connection with entry into a target discovery collaboration with Incyte (refer to Note 3).

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $54.0 million, $47.7 million and $29.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $14.5 million for the three months ended March 31, 2018. As of March 31, 2018, the Company had an accumulated deficit of $169.7 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $121.7 million as of March 31, 2018, will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements except as noted below with respect to the adoption of ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the

Company’s financial position as of March 31, 2018, the results of its operations and cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Syros Pharmaceuticals, Inc. and its wholly owned subsidiary, Syros Securities Corporation, which is a Massachusetts corporation formed by the Company in December 2014 to exclusively engage in buying, selling and holding securities on its own behalf. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, which include, but are not limited to, expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, stock-based compensation expense, accrued expenses and income taxes. Actual results may differ from those estimates or assumptions.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which consist of money market funds that invest in U.S. Treasury obligations, as well as overnight repurchase agreements, are stated at fair value. The Company maintains its bank accounts at one major financial institution.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguished between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

The carrying amounts reflected in the balance sheets for cash and cash equivalents, marketable securities, prepaid expenses, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values, due to their short-term nature.

Revenue Recognition

To date the Company’s only revenue has consisted of collaboration and license revenue and the Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2018, the Company generated approximately $0.4 million of revenue, all of which was attributable to its target discovery collaboration with Incyte. For the three months ended March 31, 2017, the Company generated $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in accordance with its terms in March 2017.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method and applied the new standard to contracts that have been not completed as of the January 1, 2018 adoption date. As of the January 1, 2018 adoption date, the Company did not have any contracts that were not yet completed.

Topic 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps:

(i)	identify the contract(s) with a customer;

(ii)	identify the performance obligations in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations in the contract; and

(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company from time to time enters into agreements which are within the scope of Topic 606. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.  Each of these payments results in license and collaboration revenues, except for revenues from royalties on net sales of licensed products, which will be classified as royalty revenues.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock and stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Grants of restricted stock and stock options to other service providers, referred to as non-employees, are required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. The Company estimates the fair value of options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and therefore, lacks Company-specific historical and implied volatility information. As a result, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

The amount of stock-based compensation expense recognized during a period is based on the fair value of the portion of the awards that are ultimately expected to vest. The Company accounts for forfeitures as they occur instead of estimating forfeitures at the time of grant. Ultimately, the actual expense recognized over the vesting period will be for only those options that vest.

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the dilutive net loss per share calculation, stock options and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	As of March 31,
	2018	2017
Stock options	3,753,025	3,158,558
Unvested restricted stock	—	3,553
	3,753,025	3,162,111

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and, as such, will be effective for the year ended December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the new guidance and the expected effect on the Company’s condensed consolidated financial statements. However, the Company anticipates recognition of additional assets and corresponding liabilities related to its operating leases.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Topic 606, also referred to as ASU 2014-09. ASU 2014-09 amends ASC 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for the Company for interim and annual periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. The Company adopted ASU 2014-09 as of January 1, 2018 and has elected to adopt ASU 2014-09 using the modified retrospective approach and applied the standard only to contracts that have not been completed as of the January 1, 2018 adoption date. As of the January 1, 2018 adoption date, the Company did not have any contracts that were not yet completed and will apply the new standard to all future contracts executed. The adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. During the three months ended March 31, 2018, the Company entered into a target discovery collaboration with Incyte that is accounted for in accordance with Topic 606, as discussed in Note 3. During the period ended March 31, 2018, the Company recognized $0.4 million of revenue related to the target discovery collaboration, compared to $0.4 million that would have been recognized in accordance with the previous revenue recognition policies of ASC 605.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity of practice in how certain transactions are classified in the statement of cash flows and is effective for annual periods beginning after December 15, 2017. The Company adopted ASU 2016-15 for the interim period ending March 31, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated statement of cash flows and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years (including interim reporting periods within those years) beginning after December 15, 2017. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company adopted ASU 2016-18 for the period ending March 31, 2018 using the full retrospective approach. The adoption of ASU 2016-18 did not have a material impact on the Company’s condensed consolidated statement of cash flows and related disclosures and did not require the Company to restate prior periods as the Company did not have any changes in restricted cash balances for the periods presented except for recasting the beginning and ending balances of cash and cash equivalents on the statement of cash flows to include the restricted cash balances of $0.5 million.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new accounting guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 for the interim period ending March 31, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. Agreements with Incyte Corporation

On January 8, 2018, the Company and Incyte entered into a Target Discovery, Research Collaboration and Option Agreement (the “Collaboration Agreement”). Under the Collaboration Agreement, the Company is using its proprietary gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte has received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. Incyte will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.

On January 8, 2018, the Company also entered into a Stock Purchase Agreement with Incyte (the “Stock Purchase Agreement”) whereby, for an aggregate purchase price of $10.0 million, Incyte purchased 793,021 shares of our common stock at $12.61 per share. Under the terms of the Stock Purchase Agreement, the shares were purchased at 30% premium over the volume-weighted sale price of the shares of the Company’s common stock over the fifteen (15) trading day period immediately preceding the date of the Stock Purchase Agreement.

Collaboration Agreement

Under the terms of the Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding (the “Prepaid Research Amount”). The Company’s activities under the Collaboration Agreement are subject to a joint research plan and, subject to certain exceptions, Incyte is responsible for funding the Company’s activities under the research plan, including amounts in excess of the pre-paid research funding amount. Under the Collaboration Agreement, the Company is to use commercially reasonable efforts to conduct the research services over a period commencing on the effective date of the Collaboration Agreement and ending upon the completion of specified target validation activities (the "Research Term").

The Company is eligible to receive target selection milestone payments, which extend the period of time in which the options are exercisable, and option exercise fees of up to an aggregate of $54.0 million if Incyte selects the maximum number of targets for validation and exercises its options to obtain exclusive rights to collaboration intellectual property for seven validated targets. Should any therapeutic product be developed by Incyte against a target as to which Incyte has exercised its option to obtain exclusive rights to collaboration intellectual property, the Company will be eligible to receive milestone payments and, if approved and commercialized, royalty payments from Incyte. For each of the up to seven validated targets, the Company would become eligible to receive from Incyte a total of up to $50.0 million in development and regulatory milestone payments. If products arising from the collaboration are approved, the Company would become eligible to receive from Incyte, for each validated target, a total of up to $65.0 million in commercial milestone payments. Upon approval and commercialization of any therapeutic product resulting from the collaboration, the Company would become eligible to receive low single-digit royalties on net sales of such product.

The term of the Collaboration Agreement began on January 8, 2018 and, unless terminated by a party early, will continue until all royalty obligations for products arising from the collaboration expire. The Collaboration Agreement may be terminated by Incyte for convenience on sixty (60) days’ prior written notice to the Company, or by the Company on thirty (30) days’ written notice in the event Incyte or one of its affiliates or sublicensees challenges the validity or enforceability of certain patent rights controlled by the Company. The Collaboration Agreement may also be terminated by either of the parties on thirty (30) days’ prior written notice in the event of an uncured material breach of the Collaboration Agreement by the other party or immediately in the case of certain bankruptcy events. If the Collaboration Agreement is terminated by Incyte for material breach, then the Company shall refund any unexpended Prepaid Research Amount. Incyte’s right to terminate for convenience and each party’s right to terminate for uncured material breach may be exercised either with respect to the Collaboration Agreement in its entirety or, as applicable, in relation to the relevant validated target and associated therapeutic products.

Collaboration Revenue

The Company has identified a single performance obligation which includes a (i) research license that Incyte retains as long as there remains an unexercised option (the “Research License”) and (ii) research and development services provided during the Research Term (the “Research Services”). The Collaboration Agreement includes options to i) obtain additional time to exercise the license options for certain targets designated as definitive validation targets and ii) obtain license rights to each validated target, both of which were not considered material rights, and therefore not performance obligations at inception. The options do not provide a material right to the customer that it would receive without entering into the contract principally because the option fees are at least equal to the standalone selling price for the underlying goods. The Research License is not distinct as Incyte cannot benefit from the Research License without the Research Services that are separately identifiable in the contract. The Research License only allows Incyte to evaluate the targets developed as part of the conduct of the Research Services under the research plan or conduct work allocated to them during the Research Term. Incyte cannot extract any benefit from the Research License without the Research Services, including the provision of data package information, performed by the Company. As such these two promises are inputs to a combined output (the delivery of data package allowing Incyte to make an option exercise decision) and are bundled into a single performance obligation (the “Research License and Research Service Performance Obligation”).

At inception, the total transaction price was determined to be $12.3 million, which consisted of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount and $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement. The Collaboration Agreement also provides for development and regulatory milestones which are only payable subsequent to the exercise of an option and therefore are excluded from transaction price at inception. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the quarter ended March 31, 2018.

Topic 606 requires an entity to recognizes revenue only when it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer obtains control. As the Research License and Research Services represent one performance obligation, the Company has determined that it will satisfy its performance obligation over a period of time as services are performed and Incyte receives the benefit of the services, as the overall purpose of the arrangement is for the Company to perform the services.

The Company will recognize revenue related to the Research License and Research Services Performance Obligation as the underlying services are performed using an input measure over the period the Company expects to complete the performance obligation. The Company measures proportional performance based on an input method using actual costs incurred relative to the total estimated costs of the Research Services.

In the three months ended March 31, 2018, the Company has recognized revenue of approximately $0.4 million under the Collaboration Agreement. As of March 31, 2018, the Company has deferred revenue outstanding under the Collaboration Agreement of approximately $11.9 million, of which $10.3 million and $1.6 million were classified as current and long-term, respectively, on the Company’s condensed consolidated balance sheets.

The following table presents the changes in the Company’s deferred revenue liabilities during the three months ended March 31, 2018 (in thousands):

Three months ended March 31, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Deferred revenue	$—	$12,252	$370	$11,882

4. Cash Equivalents and Marketable Securities

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

Cash equivalents and marketable securities, available-for-sale, consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

		Unrealized	Unrealized	Fair
March 31, 2018	Amortized Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$36,334	$—	$—	$36,334
Overnight repurchase agreements	58,000	—	—	58,000
Marketable Securities:
U.S. treasury obligations	27,441	—	(34)	27,407
Total:	$121,775	$—	$(34)	$121,741

		Unrealized	Unrealized	Fair
December 31, 2017	Amortized Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$17,205	$—	$—	$17,205
Overnight repurchase agreements	15,000	—	—	15,000
Marketable Securities:
U.S. treasury obligations	39,886	—	(42)	39,844
Total:	$72,091	$—	$(42)	$72,049

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2018, there were no realized gains or losses on sales of investments.

At March 31, 2018, the Company held 11 securities that were in an unrealized loss position for less than 12 months. The aggregate fair value of these securities was $27.4 million. As of March 31, 2018, the Company did not hold any securities that were in an unrealized loss position for more than 12 months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than temporary impairment as of March 31, 2018.

5. Fair Value Measurements

Assets measured at fair value on a recurring basis are as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$36,334	$36,334	$—	$—
Overnight repurchase agreements	58,000	—	58,000	—
Marketable securities:
U.S. treasury obligations	27,407	27,407	—	—
	$121,741	$63,741	$58,000	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$17,205	$17,205	$—	$—
Overnight repurchase agreements	15,000	—	15,000	—
Marketable securities:
U.S. treasury obligations	39,844	39,844	—	—
	$72,049	$57,049	$15,000	$—

6. Restricted Cash

At March 31, 2018 and December 31, 2017, the Company had $0.5 million in restricted cash that serves as the security deposit on the lease of the Company’s current facility in Cambridge, Massachusetts (refer to Note 9). At March 31, 2018, approximately $0.2 million of the restricted cash was included within other current assets in the condensed consolidated balance sheets as it was expected to be refunded to the Company under the terms of the lease agreement. In April 2018, the Company received the $0.2 million refund from its landlord and $0.3 million remains in restricted cash.

In accordance with the recently adopted accounting pronouncement ASU 2016-18, the following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statement of cash flows as of March 31, 2018 (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$94,334	$32,205
Restricted cash	193	193
Restricted cash, long-term	290	290
Total cash, cash equivalents and restricted cash	$94,817	$32,688

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
External research and preclinical development	$6,682	$5,875
Employee compensation and benefits	1,134	2,494
Professional fees	1,121	1,225
Facilities and other	43	134
	$8,980	$9,728

8. Indebtedness

Equipment Financing

In March 2015, the Company entered into a lease agreement with a vendor for certain laboratory equipment. The Company financed $0.4 million of the amount owed under the lease agreement and was required to make consecutive monthly payments of principal, plus accrued interest at 6.44%, over 36 months through March 2018. During the three months ended March 31, 2018, the Company made payments of $0.1 million, including interest. At December 31, 2017, $0.1 million of principal was outstanding with respect to the equipment financing arrangement. As of March 31, 2018, the Company had satisfied all payment obligations under the lease agreement with the vendor and had no further indebtedness relating to this lease agreement.

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

The Company recorded rent expense of $0.2 million for each of the three months ended March 31, 2018 and 2017 related to the 2015 Lease. The 2015 Lease required the Company to issue an original letter of credit in the amount of $0.5 million (see Note 6).

License Agreements

Dana-Farber Cancer Institute, Inc. and Whitehead Institute for Biomedical Research

In February 2013, the Company entered into a license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber") pursuant to which the Company was granted an exclusive worldwide, sublicensable license under specified patents relating to CDK7 inhibitors and JNK inhibitors owned or controlled by Dana-Farber. Payments totaling $3.4 million are due to Dana-Farber if and when the Company achieves certain clinical and regulatory milestones for any licensed product, none of which have been achieved as of March 31, 2018. No future potential milestone payments have been accrued as March 31, 2018 or December 31, 2017, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company is obligated to pay a tiered royalty on net sales for licensed products in any country subject to the license. Royalty payments, if any, would continue for the duration of the licensed patents.

In April 2013, the Company entered into a license agreement with the Whitehead Institute for Biomedical Research (“Whitehead”) and Dana-Farber, pursuant to which the Company was granted a worldwide, sublicensable license under specified patents relating to MYC modulators owned or controlled by Whitehead and Dana-Farber.

In April 2013, the Company entered into an additional license agreement with Whitehead, pursuant to which the Company was granted a worldwide license under specified patents relating to super-enhancers owned or controlled by Whitehead.

In connection with the Whitehead agreements, the Company issued 171,674 shares of its common stock to Whitehead in April 2013. Payments totaling $3.6 million are due under the Whitehead agreements when the Company achieves certain milestones. The future potential milestone payments due under the Whitehead agreements have not been accrued as of March 31, 2018 as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company paid Whitehead and the Whitehead Institute for Genome Technology Core (“Whitehead Core”) $0.1 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively, for annual license maintenance fees and research services. Additionally, at March 31, 2018, the Company had approximately $0.3 million in accounts payable and accrued expenses due to Whitehead and Whitehead Core for research services performed during 2018, inclusive of a $0.2 million fee due as the result of entry into the Collaboration Agreement with Incyte, which was subsequently paid in May 2018.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company made payments of $0.4 million under this supply management agreement during the three months ended March 31, 2017. No payments were made under the supply management agreement during the three months ended March 31, 2018.

10. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the "2012 Plan"). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non- statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the compensation committee of the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2016 Plan was increased by 1,056,935 shares. At March 31, 2018, 2,956,089 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

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

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2016 ESPP was increased by 264,233 shares. At March 31, 2018, 1,084,756 shares remained available for future issuance under the 2016 ESPP.

Stock Options

Performance-Based Stock Options

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During the three months ended March 31, 2018, the Company recorded additional stock-based compensation expense of $0.2 million related to the acceleration of vesting of certain stock options associated with the entry into the Collaboration Agreement with Incyte. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones for the three months ended March 31, 2017. As of March 31, 2018, there was $1.2 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 3.57 years.

The Company has granted options to purchase 75,000 shares of common stock to an advisor for which the vesting accelerates upon the achievement of performance-based criteria. As of March 31, 2018, no such performance-based criteria had been achieved. As of March 31, 2018, there was $0.8 million of unrecognized compensation cost related to this option, with an expected recognition period of 8.5 years.

A summary of the status of stock options as of December 31, 2017 and March 31, 2018 and changes during the three months ended March 31, 2018 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2017	2,846,668	$9.25	8.2	$5,713
Granted	1,101,550	10.61
Exercised	(74,982)	3.23
Cancelled	(120,211)	10.14
Outstanding at March 31, 2018	3,753,025	$9.74	8.5	$12,930
Exercisable at March 31, 2018	1,128,846	$7.29	7.2	$6,556

The intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $0.7 million and $0.5 million, respectively.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Weighted-average risk-free interest rate	2.41%	2.07%
Expected dividend yield	-%	-%
Expected option term	6.08	6.07
Volatility	90.2% %	86.14%

The weighted‑average grant date fair value per share of options granted in the three months ended March 31, 2018 and 2017 was $7.93 and $7.96, respectively.

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees recorded in the Company’s statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$565	$330
General and administrative	1,131	554
Total stock-based compensation expense	$1,696	$884

As of March 31, 2018, there was $17.9 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 3.1 years. Additionally, as March 31, 2018, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted to non-employees, excluding those subject to performance-based criteria described above which is expected to be recognized over a weighted average period of 0.9 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

Additional Security Issuances

In April 2018 and through May 9, 2018, the Company issued 437,856 shares of the Company’s common stock for aggregate proceeds of approximately $5.4 million through its sales agreement with Cowen and Company, LLC. The Company intends to use the proceeds raised under the sales agreement to advance its clinical and preclinical programs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission, or SEC, on March 12, 2018, or the 2017 10-K.

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

The following information and any forward-looking statements should be considered in light of risks identified under the caption “Risk Factors” in the 2017 10-K as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Overview

We are a biopharmaceutical company pioneering an understanding of the non-coding region of the genome to advance a new wave of medicines that control the expression of genes. We have built a proprietary gene control platform designed to systematically and efficiently analyze this unexploited region of DNA in human disease tissue to identify novel targets linked to genomically defined patient populations and to develop drugs against those targets based on our expertise in transcriptional chemistry. Because gene expression is fundamental to the function of all cells, we believe that our gene control platform has broad potential to create medicines that achieve profound and durable benefit across therapeutic areas and a range of diseases. We are currently focused on developing treatments for cancer and diseases resulting from modifications of a single gene, also known as monogenic diseases, and are building a pipeline of gene control medicines.

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

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, and in combination with daratumumab in approximately 12 relapsed or refractory AML and higher-risk MDS patients. All patients enrolled or to be enrolled in the trial in support of our primary efficacy analyses have been or will be prospectively selected using our proprietary RARA or IRF8 biomarkers. In addition, to support the development of a commercial companion diagnostic test for SY-1425, we plan to add approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy and who are biomarker-negative to further evaluate SY-1425 in combination with azacitidine. We expect to report initial clinical data from the combination cohorts of the trial in the fourth quarter of 2018.

We are continuing to dose patients in the dose-escalation phase of our ongoing Phase 1 clinical trial of SY-1365 and expect to report data from this phase of the trial in the fourth quarter of 2018. Once a dose and dosing schedule are identified from the dose-escalation phase of the trial, we intend to open expansion cohorts evaluating SY-1365 in multiple ovarian cancer populations as a single agent as well as in combination with carboplatin, a chemotherapeutic agent. The ovarian cancer populations include a 24-patient cohort evaluating SY-1365 as a single agent in patients who have relapsed after three or more prior therapies, a 24-patient cohort evaluating SY-1365 in combination with carboplatin in patients who relapsed after one or more prior therapies but who may still benefit from additional platinum-based treatment, and a 12-patient pilot cohort evaluating SY-1365 as a single agent in primary platinum-refractory disease. We also plan to evaluate SY-1365 in combination with fulvestrant, a hormonal medicine, in 12 patients with hormone-receptor positive, or HR+, HER2-negative metastatic breast cancer who have progressed after treatment with a CDK4/6 inhibitor plus an aromatase inhibitor. In addition, we plan to evaluate the mechanism of action of SY-1365 in ten patients with any solid tumor accessible for biopsies. We expect that the expansion cohorts in our Phase 1 clinical trial will be open to enrollment in mid-2018.

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

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities. From inception through March 31, 2018, we raised an aggregate of $272.1 million from such transactions, including $46.0 million in gross proceeds from the sale of common stock in a public offering in February 2018 and $1.4 million in a current private placement in February 2018, $10.0 million of aggregate proceeds through the issuance of our common stock in connection with our target discovery collaboration with Incyte in January 2018, $35.0 million in gross proceeds from the private placement of our common stock in April 2017, $57.5 million in aggregate gross proceeds from our initial public offering in July 2016 and $122.2 million of gross proceeds from sales of our preferred stock and from the issuance of convertible notes that subsequently converted to preferred stock to fund operations.

Since inception, we have incurred significant operating losses. Our net losses were $14.5 million and $11.5 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $169.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our planned clinical development activities with respect to SY-1425 and SY-1365;

•	initiate and continue research, preclinical and clinical development efforts for other gene control programs;

•	further develop our gene control platform;

•	seek to identify and develop additional product candidates;

•	acquire or in-license other product candidates or technologies;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially commercialization

•	maintain, expand and protect our intellectual property portfolio;

•

hire and retain additional personnel and add operational, financial and management information systems, including personnel and systems to support our product development and commercialization efforts and help us comply with our obligations as a public company; and

•	add equipment and physical infrastructure to support our research and development.

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

Financial Operations Overview

Revenue

To date, our revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2018, we generated approximately $0.4 million of revenue, all of which was attributable to our target discovery collaboration with Incyte. For the three months ended March 31, 2017, we generated $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in March 2017 in accordance with its terms.

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

•	consulting, licensing and professional fees related to research and development activities; and

•	facilities costs, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other operating costs.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017

SY-1425 external costs	$2,009	$1,801
SY-1365 and other CDK7 program external costs	3,351	1,641
Other research and platform programs external costs	1,684	2,141
Employee-related expenses, including stock-based compensation	3,096	2,931
Facilities and other expenses	976	1,114
Total research and development expenses	$11,116	$9,628

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

Other Income, Net

Other income, net consists of interest income on our cash and cash equivalents, interest, dividends, amortization of premiums and discounts and interest expense related to our equipment financing arrangement.

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation, and there have been no significant changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on March 12, 2018, other than the adoption of ASU 2014-09 and ASU 2016-18 discussed in the notes to the condensed consolidated financial statements as of March 31, 2018.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,
	2018	2017	Dollar Change	% Change

Statements of Operations Data:
Revenue	$370	$1,101	$(731)	(66)%
Operating expenses:
Research and development	11,116	9,628	1,488	15%
General and administrative	4,075	3,086	989	32%
Total operating expenses	15,191	12,714	2,477	19%
Other income, net	358	98	260	265%
Net loss	$(14,463)	$(11,515)	$2,948	26%

Revenue

For the three months ended March 31, 2018, we generated approximately $0.4 million of revenue, all of which is attributable to our target discovery collaboration with Incyte. For the three months ended March 31, 2017, we generated $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in March 2017 in accordance with its terms.

Research and Development Expense

Research and development expense increased by approximately $1.5 million, or 15%, from $9.6 million for the three months ended March 31, 2017 to $11.1 million for the three months ended March 31, 2018. The following table summarizes our research and development expenses for the three months ended March 31, 2018 and 2017, together with the changes to those items in dollars (in thousands):

	Three Months Ended March 31,
	2018	2017	Dollar Change	% Change

External research and development	$6,675	$5,244	$1,431	27%
Employee-related expenses, excluding stock-based compensation	2,530	2,601	(71)	(3)%
Stock-based compensation	566	330	236	72%
Consulting, licensing and professional fees	369	339	30	9%
Facilities and other expenses	976	1,114	(138)	(12)%
Total research and development expenses	$11,116	$9,628	$1,488	15%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, SY-1425 and SY-1365, and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $1.4 million, or 27%, for external research and development, primarily relating to a $1.0 million increase in SY-1365 clinical trial related costs due to the initiation of the trial in the second quarter of 2017 and the timing of contract manufacturing costs, $0.2 million increase in costs related to our SY-1425 clinical trial due to increased contract manufacturing costs and a $0.2 million increase in costs associated with our preclinical programs;

•

a decrease of approximately $0.1 million, or 3%, in employee-related expenses attributable to a payroll tax credit incurred during the three months ended March 31, 2018 which resulted in a reduction to our payroll tax expense;

•

an increase of approximately $0.2 million, or 72%, for stock-based compensation expense, primarily due to increased headcount as a result of increased operations and the acceleration of vesting of certain performance-based stock options associated with the entry into our target discovery collaboration with Incyte;

•	consulting, licensing, and professional fees remained consistent reflective of our strategy in the use of external professionals to perform work as needed; and

•

a decrease of approximately $0.1 million, or 12% attributable to a decrease in allocable costs including facilities, recruiting and other costs that were one-time costs incurred in the three months ended March 31, 2017, that did not reoccur during the three months ended March 31, 2018.

General and Administrative Expense

General and administrative expense increased by approximately $1.0 million, or 32%, from $3.1 million for three months ended March 31, 2017 to $4.1 million for the three months ended March 31, 2018. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation due to the acceleration of certain performance-based stock and increased legal and professional fees both of which are the result of entering into our target discovery collaboration with Incyte in January 2018.

Other Income, Net

 Other income, net consists of interest income on our cash and cash equivalents, interest, amortization of premiums and discounts on marketable securities, and interest expense related to our equipment financing arrangement. The increase in other income from the three months ended March 31, 2017 to the three months ended March 31, 2018, is due to a higher level of investments in marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through March 31, 2018, primarily through the sale of equity securities and research agreements with third parties including our target discovery collaboration with Incyte.

On July 20, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $225.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on July 31, 2017. Further, in July 2017, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to such universal shelf registration statement. In February 2018, we raised aggregate gross proceeds of $46.0 million in a public offering effected through our shelf registration statement, before deducting underwriting discounts and commissions. As of March 31, 2018, $179.0 million remained available for issuance under the shelf registration agreement. We had $50.0 million remaining for issuance under the sales agreement with Cowen as of March 31, 2018. In April 2018 and through May 9, 2018, we raised aggregate proceeds of approximately $5.4 million pursuant to the sales agreement.

As of March 31, 2018, we had cash, cash equivalents and marketable securities of approximately $121.7 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017

Net cash provided by (used in) provided by:
Operating activities	$(2,400)	$(12,820)
Investing activities	12,362	2,103
Financing activities	52,167	128
Net increase (decrease) in cash, cash equivalents and restricted cash	$62,129	$(10,589)

Net Cash Used in Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $2.4 million during the three months ended March 31, 2018 compared to $12.8 million for the three months ended March 31, 2017. The decrease in cash used in operating activities was primarily due to an increase in deferred revenue of $11.9 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, due to our target discovery collaboration with Incyte.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $12.4 million for the three months ended March 31, 2018 as compared to $2.1 million during the three months ended March 31, 2017. The increase in cash provided by investing activities was due to the maturity of $15.0 million of marketable securities offset by the purchase of approximately $2.5 million of marketable securities and $0.2 million of purchases of property and equipment during the three months ended March 31, 2018. Net cash provided by investing activities for the three months ended March 31, 2017, consisted of the maturity of $2.5 million of marketable securities offset by $0.4 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $52.2 million during the three months ended March 31, 2018 as compared to cash provided by financing activities of $0.1 million during the three months ended March 31, 2017. Cash provided by financing activities for the three months ended March 31, 2018, was primarily comprised of net proceeds of $42.8 million from the sale of our common stock in an underwritten public offering in February 2018, $1.4 million in proceeds from our February 2018 private placement, $7.7 million in proceeds attributable to the equity investment made by Incyte in connection with entry into our target discovery collaboration and $0.2 million from the exercise of employee stock options offset by payments under our capital lease obligations. Net cash provided by financing activities for the three months ended March 31, 2017 was comprised of $0.2 million from the exercise of employee stock options offset by payments under our capital lease obligations.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of SY-1425 and SY-1365, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our product candidates.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2018 will enable us to fund our planned operating expense and capital expenditure requirements into 2020. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on March 12, 2018.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2018, we had no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2018 and 2017, respectively.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted the provisions of ASC 606, “Revenue from Contracts with Customers.” As part of the adoption of this standard, we reviewed our control procedures and have modified certain of our processes to ensure compliance with the new standard.

Other than the foregoing, during the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

If clinical trials of any product candidates that we, or any future collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the U.S. Food and Drug Administration, or FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

We are conducting a Phase 2 clinical trial of SY-1425 in combination with azacitidine in genomically defined subsets of patients with newly-diagnosed acute myeloid leukemia, or AML, who are not suitable candidates for standard chemotherapy, and in combination with daratumumab in genomically defined patients with relapsed or refractory AML or higher-risk myelodysplastic syndrome, or MDS, identified using our RARA and IRF8 biomarkers. We anticipate reporting clinical data from this trial in the fourth quarter of 2018. In addition, to support the development of a commercial companion diagnostic test for SY-1425, we plan to add to the trial newly diagnosed AML patients who are not suitable candidates for standard chemotherapy and who are biomarker-negative to further evaluate SY-1425 in combination with azacitidine. Our anticipated time to data in this trial is subject to our continued ability to initiate clinical trial sites and recruit eligible patients, the performance of the clinical trial assay being used in the trial and the prevalence of patients with these biomarkers, and the satisfaction by biomarker-positive patients of other eligibility criteria for participation in the trial. The rate of patient enrollment in the trial is difficult to predict. As a result, there can be no assurance that we will enroll or have data from the trial when we anticipate.

We are also conducting a Phase 1 clinical trial of SY-1365 in patients with advanced solid tumors. We expect to expand this trial in multiple ovarian and breast cancer populations in mid-2018 and to report initial clinical data from the dose escalation portion of this trial in the fourth quarter of 2018. Our anticipated time to data in this trial is subject to our ability to recruit eligible patients and the number of dose cohorts that will need to be enrolled prior to observing pharmacokinetic activity, if achieved at all. Our assumption as to the activity of SY-1365 at particular dose levels may prove to be incorrect. There can be no assurance that we will enroll or have data from the trial when we anticipate.

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

We, or any future collaborators, may not be able to initiate or continue clinical trials for our current product candidates or any future product candidates that we, or any future collaborators, may develop if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the availability of approved or investigational therapeutics for the relevant disease;
•	the proximity of patients to clinical sites;
•	the eligibility criteria for the trial;
•	the design of the clinical trial;
•	efforts to facilitate timely enrollment;
•	competing clinical trials; and
•

clinicians' and patients' perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In particular, we intend to enrich our clinical trials with patients most likely to respond to our gene control therapies. Genomically defined diseases may, however, have relatively low prevalence and it may be difficult for us or third parties with whom we collaborate to identify patients for our trials, which may lead to delays in enrollment for our trials. We intend to develop, or engage third parties to develop, companion diagnostics for use in our clinical trials, but we or such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying genomically defined subsets of patients for our clinical trials. Moreover, in light of the recent approval of new products for the treatment of AML, and recent decisions by third party payors to reimburse the use of certain investigational products in AML patients, there is substantial competition for patients to be enrolled in clinical trials for this disease. Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our, or any future collaborators’, ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

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

10.1*

Target Discovery, Research Collaboration and Option Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-37813) filed on March 12, 2018).

10.2

Stock Purchase Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37813) filed on March 12, 2018).

10.3

Amendment No. 1 to Stock Purchase Agreement dated January 31, 2018 by and between the Registrant and Incyte Corporation (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3/A (File No. 333-222634) filed on February 2, 2018).

10.4

Underwriting Agreement dated January 30, 2018 by and among the Registrant, J.P. Morgan Securities LLC, Cowen and Company, LLC and Piper Jaffray & Co., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on January 31, 2018).

10.5

Offer Letter by and between the Registrant and Joseph J. Ferra, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on March 12, 2018).

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

*  Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: May 10, 2018	By:	/s/ Joseph J. Ferra Jr.
Joseph J. Ferra Jr.
Chief Financial Officer (Principal Financial Officer)