Form 10-Q
period 2018-06-30
Syros Pharmaceuticals, Inc.
filed 2018-08-07
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 31, 2018: 33,654,389

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

These forward‑looking statements include, among other things, statements about:

•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations;
•	our plans to initiate, expand and/or report data from our clinical trials for SY‑1425 and SY‑1365;
•	planned clinical trials for our product candidates, whether conducted by us or by any future collaborators, including the timing of these trials and of the anticipated results;
•	our plans to research, develop, manufacture and commercialize our current and future product candidates;
•	our plans to develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	our expectations regarding the potential benefits of our gene control platform and our approach;
•	our ability to enter into, and the terms and timing of, any collaborations, license agreements, or other arrangements;
•

whether our collaboration with Incyte Corporation, or Incyte, will yield any validated targets, whether Incyte will exercise any of its options to exclusively license intellectual property directed to such targets, and whether and when any of the target validation fees, option exercise fees, milestone payments or royalties under the Incyte collaboration will ever be paid;

•	the potential benefits of any future collaboration;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional products or product candidates with significant commercial potential;
•	our expectations related to the use of our current cash, cash equivalents and marketable securities and the period of time in which such capital will be sufficient to fund our planned operations; and
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$114,386	$32,205
Marketable securities	9,980	39,844
Prepaid expenses and other current assets	2,585	917
Restricted cash, current portion	—	193
Total current assets	126,951	73,159
Property and equipment, net	3,275	3,938
Other long-term assets	863	1,101
Restricted cash, net of current portion	290	290
Total assets	$131,379	$78,488
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,263	$2,283
Accrued expenses	8,935	9,728
Deferred revenue, current portion	7,098	—
Deferred rent, current portion	374	355
Capital lease obligations, current portion	9	47
Total current liabilities	17,679	12,413
Deferred rent, net of current portion	552	745
Deferred revenue, net of current portion	4,409	—
Capital lease obligations, net of current portion	27	6

Commitments and contingencies (Note 8)

Stockholders' equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017, 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 33,621,055 and 26,423,375 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	34	26
Additional paid-in capital	292,461	220,606
Accumulated other comprehensive loss	(7)	(42)
Accumulated deficit	(183,776)	(155,266)
Total stockholders' equity	108,712	65,324
Total liabilities and stockholders' equity	$131,379	$78,488

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$375	$—	$745	$1,101
Operating expenses:
Research and development	11,082	10,041	22,198	19,669
General and administrative	3,841	3,472	7,916	6,558
Total operating expenses	14,923	13,513	30,114	26,227
Loss from operations	(14,548)	(13,513)	(29,369)	(25,126)

Other income, net	501	145	859	243
Net loss	$(14,047)	$(13,368)	$(28,510)	$(24,883)

Net loss per share - basic and diluted	$(0.43)	$(0.52)	$(0.90)	$(1.02)

Weighted-average number of common shares used in net loss per share - basic and diluted	32,892,712	25,584,147	31,621,303	24,511,205

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(14,047)	$(13,368)	$(28,510)	$(24,883)
Other comprehensive gain:
Unrealized holding gains on marketable securities	27	7	35	3
Comprehensive loss	$(14,020)	$(13,361)	$(28,475)	$(24,880)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017 (As Adjusted)
Operating activities
Net loss	$(28,510)	$(24,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	764	746
Stock-based compensation expense	3,440	2,040
Net amortization of premiums and discounts on marketable securities	(115)	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,668)	(621)
Accounts receivable	—	867
Other long-term assets	(16)	(368)
Accounts payable	(1,010)	(787)
Accrued expenses	(697)	(930)
Deferred revenue	11,508	(550)
Deferred rent and lease incentive	(174)	(157)
Net cash used in operating activities	(16,478)	(24,630)
Investing activities
Purchases of property and equipment	(168)	(708)
Purchases of marketable securities	(2,486)	(1,995)
Maturities of marketable securities	32,500	15,000
Net cash provided by investing activities	29,846	12,297
Financing activities
Payments on capital lease obligations	(46)	(83)
Proceeds from issuance of common stock through employee benefit plans	487	718
Proceeds from issuance of common stock in public offerings and private placements, net of issuance costs	68,179	32,641
Net cash provided by financing activities	68,620	33,276
Increase in cash, cash equivalents and restricted cash	81,988	20,943
Cash, cash equivalents and restricted cash
Beginning of period	32,688	59,071	*
End of period	$114,676	$80,014	*
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$6
Non-cash investing and financing activities
Property and equipment received but unpaid as of period end	$47	$46
Assets acquired under capital lease	$28	$—
Offering costs incurred but unpaid as of period end	$2	$40

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

During the three months ended June 30, 2018, the Company issued and sold an aggregate of 1,373,677 shares of its common stock to the public pursuant to its at-the-market sales facility, resulting in aggregate proceeds of $16.6 million. In February 2018, the Company issued and sold an aggregate of 4,188,481 shares of its common stock in a public offering at a price of $9.55 per share, resulting in gross proceeds of $40.0 million before deducting underwriting commissions and fees of approximately $3.0 million. The underwriters exercised their option to purchase an additional 628,272 shares at a price per share of $9.55, resulting in additional gross proceeds of $6.0 million before deducting underwriting commissions and fees of approximately $0.4 million. In February 2018, the Company also completed a private placement of 144,505 shares of common stock to Incyte Corporation (“Incyte”), for aggregate proceeds of $1.4 million. In January 2018, the Company completed a private placement of 793,021 shares of common stock to Incyte for aggregate proceeds of $10.0 million in connection with entry into a target discovery collaboration with Incyte (refer to Note 3).

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $54.0 million, $47.7 million and $29.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $28.5 million for the six months ended June 30, 2018. As of June 30, 2018, the Company had an accumulated deficit of $183.8 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $124.4 million as of June 30, 2018, will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements except as noted below with respect to the adoption of ASC Topic 606, Revenue from

Contracts with Customers (“Topic 606”). In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement (“ASC 820”), established a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, marketable securities, prepaid expenses, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values, due to their short-term nature.

Revenue Recognition

To date the Company’s only revenue has consisted of collaboration and license revenue. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2018, the Company generated approximately $0.4 million and $0.7 million of revenue, respectively, all of which was attributable to its target discovery collaboration with Incyte. For the six months ended June 30, 2017, the Company generated $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in accordance with its terms in March 2017. No revenue was recognized for the three months ended June 30, 2017.

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

The Company from time to time enters into agreements that are within the scope of Topic 606. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Each of these payments results in license and collaboration revenues, except for revenues from royalties on net sales of licensed products, which will be classified as royalty revenues.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.  For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above.

Research and Development

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of the Company’s gene control platform and product candidates. Research and development costs include salaries and benefits, materials and supplies, external research, preclinical and clinical development expenses, stock-based compensation expense and facilities costs. Facilities costs primarily include the allocation of rent, utilities, depreciation and amortization.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock and stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Grants of restricted stock and stock options to other service providers, referred to as non-employees, are required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. The Company estimates the fair value of options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and, therefore, lacks Company-specific historical and implied volatility information. As a result, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the dilutive net loss per share calculation, stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss.

The following common stock equivalent was excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2018	2017
Stock options	3,858,146	3,044,093

Income Taxes

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1 (Tax Cuts and Jobs Act). The Company has recognized provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company has no foreign operations and, therefore, does not have an associated liability from the repatriation tax on accumulated earnings in H.R.1. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of H.R.1. The Company’s accounting treatment is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in the fourth quarter of 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and, as such, will be effective for the year ended December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the new guidance and the expected effect on the Company’s condensed consolidated financial statements. However, the Company anticipates recognition of additional assets and corresponding liabilities related to its operating leases.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Topic 606, also referred to as ASU 2014-09. ASU 2014-09 amends ASC 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for the Company for interim and annual periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. The Company adopted ASU 2014-09 as of January 1, 2018 and has elected to adopt ASU 2014-09 using the modified retrospective approach and applied the standard only to contracts that have not been completed as of the January 1, 2018 adoption date. As of the January 1, 2018 adoption date, the Company did not have any contracts that were not yet completed and will apply the new standard to all future contracts executed. The adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. During the six months ended June 30, 2018, the Company entered into a target discovery collaboration with Incyte that is accounted for in accordance with Topic 606, as discussed in Note 3. During the three and six months ended June 30, 2018, the Company recognized $0.4 million and $0.7 million of revenue, respectively, related to the target discovery collaboration, compared to $0.4 million and $0.7 million, respectively, that would have been recognized in accordance with the previous revenue recognition policies of ASC 605.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity of practice in how certain transactions are classified in the statement of cash flows and is effective for annual periods beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated statement of cash flows and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years (including interim reporting periods within those years) beginning after December 15, 2017. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company adopted ASU 2016-18 on January 1, 2018 using the full retrospective approach. The adoption of ASU 2016-18 did not have a material impact on the Company’s condensed consolidated statement of cash flows and related disclosures and did not require the Company to restate prior periods as the Company did not have any changes in restricted cash balances for the periods currently presented except for recasting the beginning and ending balances of cash and cash equivalents on the statement of cash flows, for the six months ended June 30, 2017, to include the restricted cash balances of $0.5 million.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new accounting guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2018 and will apply the guidance prospectively. The adoption of ASU 2017-01 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

On January 8, 2018, the Company also entered into a Stock Purchase Agreement with Incyte (the “Stock Purchase Agreement”) whereby, for an aggregate purchase price of $10.0 million, Incyte purchased 793,021 shares of the Company’s common stock at $12.61 per share. Under the terms of the Stock Purchase Agreement, the shares were purchased at 30% premium over the volume-weighted sale price of the shares of the Company’s common stock over the fifteen (15) trading day period immediately preceding the date of the Stock Purchase Agreement.

Collaboration Agreement

Under the terms of the Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding (the “Prepaid Research Amount”). The Company’s activities under the Collaboration Agreement are subject to a joint research plan and, subject to certain exceptions, Incyte is responsible for funding the Company’s activities under the research plan, including amounts in excess of the pre-paid research funding amount. Under the Collaboration Agreement, the Company is required to use commercially reasonable efforts to conduct the research services over a period commencing on the effective date of the Collaboration Agreement and ending upon the completion of specified target validation activities (the "Research Term").

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

Collaboration Revenue

The Company analyzed the Collaboration Agreement to assess whether it is within the scope of ASC 808. As it was determined that the arrangement did not involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities, the Company concluded that the Collaboration Agreement was not in the scope of ASC 808.  The Company assessed the Collaboration Agreement and concluded that it represents a contract with a customer within the scope of Topic 606.

The Company has identified a single performance obligation which includes a (i) research license that Incyte retains as long as there remains an unexercised option (the “Research License”) and (ii) research and development services provided during the Research Term (the “Research Services”). The Collaboration Agreement includes options to (x) obtain additional time to exercise the license options for certain targets designated as definitive validation targets and (y) obtain license rights to each validated target, both of which were not considered by the Company’s management to be material rights, and therefore not performance obligations, at inception. The Company’s management believes the options do not provide a material right to the customer that it would receive without entering into the contract principally because the option fees are at least equal to the standalone selling price for the underlying goods. The Research License is not considered distinct as Incyte cannot benefit from the Research License without the Research Services that are separately identifiable in the contract. The Research License only allows Incyte to evaluate the targets developed as part of the conduct of the Research Services under the research plan or conduct work allocated to them during the Research Term. Incyte cannot extract any benefit from the Research License without the Research Services, including the provision of data package information, performed by the Company. As such, these two promises are deemed inputs to a combined output (the delivery of data package allowing Incyte to make an option exercise decision) and are bundled into a single performance obligation (the “Research License and Research Service Performance Obligation”).

At inception, the total transaction price was determined to be $12.3 million, which consisted of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount and $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement. The Collaboration Agreement also provides for development and regulatory milestones that are only payable subsequent to the exercise of an option and were therefore excluded from transaction price at inception. The Company intends to re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the three and six months ended June 30, 2018.

Topic 606 requires an entity to recognize revenue only when it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer obtains control. As the Research License and Research Services represent one performance obligation, the Company has determined that it will satisfy its performance obligation over a period of time as services are performed and Incyte receives the benefit of the services, as the overall purpose of the arrangement is for the Company to perform the services.

The Company intends to recognize revenue related to the Research License and Research Services Performance Obligation as the underlying services are performed using an input measure over the period the Company expects to complete the performance obligation. The Company measures proportional performance based on an input method using actual costs incurred relative to the total estimated costs of the Research Services.

During the three and six months ended June 30, 2018, the Company recognized revenue of approximately $0.4 million and $0.7 million, respectively, under the Collaboration Agreement. As of June 30, 2018, the Company has deferred revenue outstanding under the Collaboration Agreement of approximately $11.5 million, of which $7.1 million and $4.4 million were classified as current and long-term, respectively, on the Company’s condensed consolidated balance sheets.

The following table presents the changes in the Company’s deferred revenue liabilities during the six months ended June 30, 2018 (in thousands):

Six months ended June, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Deferred revenue	$—	$12,252	$745	$11,507

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

Cash equivalents and marketable securities consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

		Unrealized	Unrealized	Fair
June 30, 2018	Amortized Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$46,386	$—	$—	$46,386
Overnight repurchase agreements	68,000	—	—	68,000
Marketable Securities:
U.S. treasury obligations	9,987	—	(7)	9,980
Total:	$124,373	$—	$(7)	$124,366

		Unrealized	Unrealized	Fair
December 31, 2017	Amortized Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$17,205	$—	$—	$17,205
Overnight repurchase agreements	15,000	—	—	15,000
Marketable Securities:
U.S. treasury obligations	39,886	—	(42)	39,844
Total:	$72,091	$—	$(42)	$72,049

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three and six months ended June 30, 2018 and 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

At June 30, 2018, the Company held four securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2018 was $10.0 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2018.

5. Fair Value Measurements

Assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$46,386	$46,386	$—	$—
Overnight repurchase agreements	68,000	—	68,000	—
Marketable securities:
U.S. treasury obligations	9,980	9,980	—	—
	$124,366	$56,366	$68,000	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$17,205	$17,205	$—	$—
Overnight repurchase agreements	15,000	—	15,000	—
Marketable securities:
U.S. treasury obligations	39,844	39,844	—	—
	$72,049	$57,049	$15,000	$—

6. Restricted Cash

At June 30, 2018 and December 31, 2017, the Company had $0.3 million and $0.5 million, respectively, in restricted cash that serves as the security deposit on the lease of the Company’s current facility in Cambridge, Massachusetts (Note 8). In April 2018, the Company collected a $0.2 million refund from its landlord in accordance with the terms of the lease agreement that had previously been classified as restricted cash.

In accordance with the recently adopted accounting pronouncement ASU 2016-18, the following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statement of cash flows as of June 30, 2018 and December 31, 2017 and as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$114,386	$32,205	$79,531	$58,588
Restricted cash, current portion	—	193	—	—
Restricted cash, net of current portion	290	290	483	483
Total cash, cash equivalents and restricted cash	$114,676	$32,688	$80,014	$59,071

7. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
External research and preclinical development	$6,976	$5,875
Employee compensation and benefits	1,512	2,494
Professional fees	363	1,225
Facilities and other	84	134
	$8,935	$9,728

8. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020. The Company has an option to extend the 2015 Lease for five additional years. The 2015 Lease has escalating rent payments and the Company records rent expense on a straight-line basis over its term, including any rent-free periods. The 2015 Lease includes certain lease incentives in the form of tenant allowances. The Company has capitalized the improvements made with the tenant allowance into fixed assets and established a liability for the deferred lease incentive upon occupancy. The Company recorded these incentives as a component of deferred rent and will amortize these incentives as a reduction of rent expense over the lease term. The related fixed assets will be amortized over the lease term.

The Company recorded rent expense of $0.2 million for each of the three months ended June 30, 2018 and 2017, and $0.4 million for each of the six months ended June 30, 2018 and 2017, related to the 2015 Lease. The 2015 Lease required the Company to issue an original letter of credit in the amount of $0.5 million (see Note 6).

License Agreements

Dana-Farber Cancer Institute, Inc. and Whitehead Institute for Biomedical Research

      In February 2013, the Company entered into a license agreement with Dana-Farber Cancer Institute, Inc. ("Dana-Farber") pursuant to which the Company was granted an exclusive worldwide, sublicensable license under specified patents relating to CDK7 inhibitors and JNK inhibitors owned or controlled by Dana-Farber. Payments totaling $3.4 million are due to Dana-Farber if and when the Company achieves certain clinical and regulatory milestones for any licensed product, none of which have been achieved as of June 30, 2018. No future potential milestone payments have been accrued as June 30, 2018 or December 31, 2017, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company is obligated to pay a tiered royalty on net sales for licensed products in any country subject to the license. Royalty payments, if any, would continue for the duration of the licensed patents.

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

In connection with the Whitehead agreements, the Company issued 171,674 shares of its common stock to Whitehead in April 2013. Payments totaling $3.6 million are due under the Whitehead agreements when the Company achieves certain milestones. The future potential milestone payments due under the Whitehead agreements have not been accrued as of June 30, 2018 or December 31, 2017, as no milestones have been achieved and the agreement can be cancelled at the Company's option. Therefore, the Company had no obligation to pay any of these amounts. The Company paid Whitehead and the Whitehead Institute for Genome Technology Core (“Whitehead Core”) $0.4 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively, for annual license maintenance fees and research services. Additionally, at June 30, 2018, the Company had approximately $0.1 million in accounts payable and accrued expenses due to Whitehead and Whitehead Core for research services performed during 2018.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company made payments of $0.4 million under this supply management agreement during the six months ended June 30, 2017. No payments were made under the supply management agreement during the six months ended June 30, 2018.

9. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the "2012 Plan"). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non- statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i)  1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2016 Plan was increased by 1,056,935 shares. At June 30, 2018,  2,822,893 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

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

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2016 ESPP was increased by 264,233 shares. At June 30, 2018, 1,084,756 shares remained available for future issuance under the 2016 ESPP.

Stock Options

Performance-Based Stock Options

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During the six months ended June 30, 2018, the Company recorded additional stock-based compensation expense of $0.2 million related to the acceleration of vesting of certain stock options associated with the entry into the Collaboration Agreement with Incyte.  The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three months ended June 30, 2018. As of June 30, 2018, there was $1.2 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of  3.41 years.

The Company has granted options to purchase 75,000 shares of common stock to an advisor which vest upon the achievement of performance-based criteria. As of June 30, 2018,  no such performance-based criteria had been achieved. As of June 30, 2018, there was $0.6 million of unrecognized compensation cost related to this option, with a remaining contractual period of 8.2 years.

A summary of the status of stock options as of December 31, 2017 and June 30, 2018 and changes during the six months ended June 30, 2018 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2017	2,846,668	$9.25	8.2	$5,713
Granted	1,282,952	10.88
Exercised	(103,057)	4.73
Cancelled	(168,417)	10.46
Outstanding at June 30, 2018	3,858,146	$9.86	8.2	$5,718
Exercisable at June 30, 2018	1,254,628	$7.75	6.8	$4,299

The intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $0.8 million and $3.2 million, respectively.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average risk-free interest rate	2.79%	1.86%	2.47%	2.03%
Expected dividend yield	-%	-%	-%	-%
Expected option term (in years)	5.74	5.72	6.03	6.00
Volatility	91.16%	91.42%	90.37% %	87.05%

The weighted‑average grant date fair value per share of options granted in the six months ended June 30, 2018 and 2017 was $8.13 and $8.52, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted common stock granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$670	$448	$1,235	$778
General and administrative	1,074	708	2,205	1,262
Total stock-based compensation expense	$1,744	$1,156	$3,440	$2,040

As of June 30, 2018, there was $17.5 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those stock option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 3.2 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

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

The following information and any forward-looking statements should be considered in light of risks identified under the caption “Risk Factors” in the 2017 10-K as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 that we filed with the SEC on May 10, 2018.

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

We are continuing to dose patients in the dose-escalation phase of our ongoing Phase 1 clinical trial of SY-1365 and expect to report data from this phase of the trial in the fourth quarter of 2018. Once a dose and dosing schedule are identified from the dose-escalation phase of the trial, we intend to open expansion cohorts evaluating SY-1365 in multiple ovarian cancer populations as a single agent as well as in combination with carboplatin, a chemotherapeutic agent. The ovarian cancer populations include a 24-patient cohort evaluating SY-1365 as a single agent in patients who have relapsed after three or more prior therapies, a 24-patient cohort evaluating SY-1365 in combination with carboplatin in patients who relapsed after one or more prior therapies but who may still benefit from additional platinum-based treatment, and a 12-patient pilot cohort evaluating SY-1365 as a single agent in primary platinum-refractory disease. We also plan to evaluate SY-1365 in combination with fulvestrant, a hormonal medicine, in 12 patients with hormone-receptor positive, or HR+, HER2-negative metastatic breast cancer who have progressed after treatment with a CDK4/6 inhibitor plus an aromatase inhibitor. In addition, we plan to evaluate the mechanism of action of SY-1365 in ten patients with any solid tumor accessible for biopsies. We expect that the expansion cohorts in our Phase 1 clinical trial will be open to enrollment in the fall of 2018.

We currently have five programs in our preclinical and discovery pipeline, including preclinical programs directed to the development of a novel CDK7 inhibitor that can be administered orally, inhibitors of cyclin-dependent kinase 12/13, and inhibitors of an immuno-oncology target, as well as discovery programs related to a gene control target to treat sickle cell disease and in the field of cancer. We plan to nominate a development candidate from one of our preclinical programs during 2018 that we can advance into investigational new drug application, or IND, enabling studies. We have and are continuing to use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018 under which we will use our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities. From inception through June 30, 2018, we raised an aggregate of $288.7 million from such transactions, including $16.6 million in aggregate proceeds through our at-the-market sales facility, $46.0 million in gross proceeds from the sale of common stock in a public offering in February 2018 and $1.4 million in a current private placement in February 2018, $10.0 million of aggregate proceeds through the issuance of our common stock in connection with our target discovery collaboration with Incyte in January 2018, $35.0 million in gross proceeds from the private placement of our common stock in April 2017, $57.5 million in aggregate gross proceeds from our initial public offering in July 2016 and $122.2 million of gross proceeds from sales of our preferred stock and from the issuance of convertible notes that subsequently converted to preferred stock to fund operations.

Since inception, we have incurred significant operating losses. Our net losses were $28.5 million and $24.9 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of

$183.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our planned clinical development activities with respect to SY-1425 and SY-1365;

•	initiate and continue research, preclinical and clinical development efforts for other gene control programs;

•	further develop our gene control platform;

•	seek to identify and develop additional product candidates;

•	acquire or in-license other product candidates or technologies;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

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

Financial Operations Overview

Revenue

To date, our revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2018, we generated approximately $0.4 million and $0.7 million of revenue, respectively, all of which was attributable to our target discovery collaboration with Incyte. For the six months ended June 30, 2017, we generated $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in March 2017 in accordance with its terms. No revenue was recognized during the three months ended June 30, 2017.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

SY-1425 external costs	$1,565	$2,202	$3,573	$4,003
SY-1365 and other CDK7 program external costs	3,749	1,545	7,100	3,186
Other research and platform programs external costs	1,190	2,180	2,875	4,321
Employee-related expenses, including stock-based compensation	3,594	3,013	6,690	5,944
Facilities and other expenses	984	1,101	1,960	2,215
Total research and development expenses	$11,082	$10,041	$22,198	$19,669

We expect our research and development expenses will increase for the foreseeable future as we seek to advance our programs. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•

successful completion of preclinical studies, including activities related to preparation of an IND and minimally efficacious dose studies in animals, where applicable and required,  under the requirements of the U.S. Food and Drug Administration, or FDA, or another regulatory authority;

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

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest, dividends, amortization of premiums and discounts and interest expense related to our equipment financing arrangement.

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation, and there have been no significant changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on March 12, 2018, other than the adoption of ASU 2014-09 and ASU 2016-18 discussed in the notes to the unaudited condensed consolidated financial statements as of June 30, 2018.

Results of Operations

Comparison of three months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,
	2018	2017	Dollar Change	% Change

Statements of Operations Data:
Revenue	$375	$—	$375	—%
Operating expenses:
Research and development	11,082	10,041	1,041	10%
General and administrative	3,841	3,472	369	11%
Total operating expenses	14,923	13,513	1,410	10%
Other income, net	501	145	356	246%
Net loss	$(14,047)	$(13,368)	$679	5%

Revenue

For the three months ended June 30, 2018, we generated approximately $0.4 million of revenue, all of which is attributable to our collaboration agreement with Incyte. For the three months ended June 30, 2017, we did not generate any revenue.

Research and Development Expense

Research and development expense increased by approximately $1.1 million, or 10%, from $10.0 million for the three months ended June 30, 2017 to $11.1 million for the three months ended June 30, 2018. The following table summarizes our research and development expenses for the three months ended June 30, 2018 and 2017, together with the changes to those items in dollars (in thousands):

	Three Months Ended June 30,
	2018	2017	Dollar Change	% Change

External research and development	$6,050	$5,449	$601	11%
Employee-related expenses, excluding stock-based compensation	2,924	2,565	359	14%
Stock-based compensation	669	448	221	49%
Consulting, licensing and professional fees	455	478	(23)	(5)%
Facilities and other expenses	984	1,101	(117)	(11)%
Total research and development expenses	$11,082	$10,041	$1,041	10%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, SY-1425 and SY-1365, and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $0.6 million, or 11%, for external research and development, primarily due to a $1.2 million increase in costs associated with our SY-1365 clinical trial because of the manufacture of drug product, offset by a  $0.6 million decrease in costs related to our SY-1425 clinical trial associated with a reduction in enrolled patients during the applicable periods;

•	an increase of approximately $0.4 million, or 14%, for increased personnel related expenses, including increased salary and benefits primarily due to our increased headcount;

•	an increase of approximately $0.2 million, or 49%, for stock-based compensation expense, also primarily due to our increased headcount; and

•

a decrease of approximately $0.1 million, or 11%, in allocable costs for facilities, recruiting and other costs that were incurred in the three months ended June 30, 2017, that did not reoccur during the three months ended June 30, 2018.

General and Administrative Expense

General and administrative expense increased by approximately $0.4 million, or 11%, from $3.5 million for the three months ended June 30, 2017 to $3.8 million for the three months ended June 30, 2018. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation.

Other Income, Net

 Other income, net, consists of interest income on our cash and cash equivalents, interest and amortization of premiums and discounts on marketable securities, and interest expense related to our equipment financing arrangement. The increase in other income from the three months ended June 30, 2017 to the three months ended June 30, 2018 is due to a higher level of investment in marketable securities.

Comparison of six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,
	2018	2017	Dollar Change	% Change

Statements of Operations Data:
Revenue	$745	$1,101	$(356)	(32)%
Operating expenses:
Research and development	22,198	19,669	2,529	13%
General and administrative	7,916	6,558	1,358	21%
Total operating expenses	30,114	26,227	3,887	15%
Other income, net	859	243	616	254%
Net loss	$(28,510)	$(24,883)	$3,627	15%

Revenue

For the six months ended June 30, 2018, we generated approximately $0.7 million of revenue, all of which is attributable to our collaboration agreement with Incyte. For the six months end June 30, 2017, we generated $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in March 2017 in accordance with its terms.

Research and Development Expense

Research and development expense increased by approximately $2.5 million, or 13%, from $19.7 million for the six months ended June 30, 2017 to $22.2 million for the six months ended June 30, 2018. The following table summarizes our research and development expenses for the six months ended June 30, 2018 and 2017, together with the changes to those items in dollars (in thousands):

	Six Months Ended June 30,
	2018	2017	Dollar Change	% Change

External research and development	$12,725	$10,693	$2,032	19%
Employee-related expenses, excluding stock-based compensation	5,454	5,166	288	6%
Stock-based compensation	1,235	778	457	59%
Consulting, licensing and professional fees	824	817	7	1%
Facilities and other expenses	1,960	2,215	(255)	(12)%
Total research and development expenses	$22,198	$19,669	$2,529	13%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $2.0 million, or 19%, for external research and development, including a $2.2 million increase in contract manufacturing costs of which $1.6 million and $0.6 million are attributable to the manufacturing of drug product for our SY-1365 and SY-1425 clinical trials, respectively,  offset by a net reduction in other components of external research and development expenses;

•	an increase of approximately $0.3 million, or 6%, for increased personnel related expenses, including increased salary and benefits primarily due to our increased headcount;

•

an increase of approximately $0.5 million, or 59%, for stock-based compensation expense, primarily due to increased headcount as a result of increased operations and the acceleration of vesting of certain performance-based stock options associated with the entry into our target discovery collaboration with Incyte; and

•

a decrease of approximately $0.3 million, or 11%, in allocable costs for facilities, recruiting and other costs that were incurred in the six months ended June 30, 2017, that did not reoccur during the six months ended June 30, 2018.

General and Administrative Expense

General and administrative expense increased by approximately $1.4 million, or 21%, from $6.6 million for the six months ended June 30, 2017 to $7.9 million for the six months ended June 30, 2018.  The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation due to the acceleration of certain performance-based stock options and increased legal and professional fees both of which are the result of entering into our target discovery collaboration with Incyte in January 2018.

Other Income, Net

 Other income, net consists of interest income on our cash and cash equivalents, interest and amortization of premiums and discounts on marketable securities, and interest expense related to our equipment financing arrangement. The increase in other income from the six months ended June 30, 2017, to the six months ended June 30, 2018 is due to a higher level of invested cash, cash equivalents and marketable securities arising out of the proceeds of our February 2018 underwritten public offering and concurrent private placement, entry into our target discovery collaboration with Incyte and proceeds received from the use of our at-the-market sales facility.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through June 30, 2018, primarily through the sale of equity securities and research agreements with third parties, including our collaboration with Incyte.

On July 20, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $225.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on July 31, 2017. Further, in July 2017, we entered into an at-the-market sales agreement with Cowen & Co., or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to such universal shelf registration statement. During the three months ended June 30, 2018, we raised aggregate proceeds of approximately $16.6 million pursuant to the sales agreement with Cowen. As of June 30, 2018, we had $33.4 million remaining for issuance under the sales agreement.

In February 2018, we raised aggregate gross proceeds of $46.0 million in a public offering effected through our shelf registration statement, before deducting underwriting discounts and commissions.

As of June 30, 2018, $162.4 million of securities remained available for issuance under the shelf registration agreement.

As of June 30, 2018, we had cash, cash equivalents and marketable securities of approximately $124.4 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(16,478)	$(24,630)
Investing activities	29,846	12,297
Financing activities	68,620	33,276
Net increase in cash, cash equivalents and restricted cash	$81,988	$20,943

Net Cash Used in Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $16.5 million during the six months ended June 30, 2018 compared to $24.6 million during the six months ended June 30, 2017. The decrease in cash used in operating activities was primarily due to proceeds received upon entry into the Incyte target discovery collaboration during the six months ended June 30, 2018.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $29.8 million during the six months ended June 30, 2018 compared to $12.3 million during six months ended June 30, 2017. The increase in cash provided by investing activities was primarily due to the net maturities of marketable securities of $30.0 million during the six months ended June 30, 2018 as compared to net maturities of marketable securities of $13.0 million during the six months ended June 30, 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $68.6 million and $33.3 million during the six months ended June 30, 2018 and 2017, respectively. Cash provided by financing activities for the six months ended June 30, 2018 was primarily due to net proceeds of $42.8 million from the sale of our common stock in an underwritten public offering in February 2018, $1.4 million in proceeds from our February 2018 private placement, $7.7 million in proceeds attributable to the equity investment made by Incyte in connection with entry into our target discovery collaboration, $16.3 million in proceeds through the use of our at-the-market sales facility, and $0.5 million from the exercise of employee stock options, offset by payments under our capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 2017 was primarily attributable to the private placement of our common stock for gross proceeds of $35.0 million in April 2017, resulting in net proceeds of $32.6 million.

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

We believe that our cash, cash equivalents and marketable securities as of June 30, 2018 will enable us to fund our planned operating expense and capital expenditure requirements into 2020. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

During the three months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on March 12, 2018.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2018, we had no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2018 and 2017.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted the provisions of ASC 606, Revenue from Contracts with Customers. As part of the adoption of this standard, we reviewed our control procedures and have modified certain of our processes to ensure compliance with the new standard.

Other than the foregoing, during the six months ended June 30, 2018, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

 There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the SEC on May 10, 2018.

Item 6. Exhibits.

ales
Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 6, 2016).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 6, 2016).

ales
Exhibit No.	Description of Exhibit
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

Syros Pharmaceuticals, Inc.

Date: August 7, 2018	By:	/s/ Joseph J. Ferra Jr.
Joseph J. Ferra Jr.
Chief Financial Officer (Principal Financial Officer)