Form 10-K/A
period 2017-12-31
Syros Pharmaceuticals, Inc.
filed 2018-08-24
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)	☐	Emerging growth company	☒

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

As of August 20, 2018, the registrant had 33,654,389 shares of Common Stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

Syros Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed on March 12, 2018 (the “Original Filing”), to add a report of management’s assessment regarding internal control over financial reporting to Item 9A. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 amends and restates Item 9A of the Original Filing in its entirety, and Item 15 is amended to include new certifications as Exhibits 31.3 and 31.4.

This Amendment No. 1 does not update or amend any other items in the Original Filing in any way other than as described in the preceding paragraph, and the Original Filing, as amended by this Amendment No. 1, continues to speak as of the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

Unless we specify otherwise, all references in this Amendment to “we,” “our,” “us,” or “the Company” refer to Syros Pharmaceuticals, Inc.

PART II

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)  Exhibits

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Organizational Documents and Documents Related to Common Stock
3.1	Restated Certificate of Incorporation of the Registrant	8-K	7/6/16	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	7/6/16	3.2
4.1	Form of common stock certificate	S-1^	6/3/16	4.1
4.2	Second Amended and Restated Investors’ Rights Agreement dated October 9, 2014, as amended, among the Registrant and the other parties thereto	S-1^	6/3/16	4.2
4.3	Sales Agreement dated July 20, 2017 by and between the Registrant and Cowen and Company LLC	S-3^^	7/20/17	1.2
4.4	Stock Purchase Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation, as amended	10-K	3/12/18	4.4
4.5	Underwriting Agreement dated January 30, 2018 by and among the Registrant, J.P. Morgan Securities LLC, Cowen and Company, LLC and Piper Jaffray and Co., as representatives of the several underwriters named thereing	8-K	1/31/18	1.1
4.6	Securities Purchase Agreement dated April 20, 2017 by and among the Registrant and the persons party thereto	8-K	4/21/17	10.1
4.7	Registration Rights Agreement, dated April 20, 2017, by and among the Registrant and the persons party thereto	8-K	4/21/17	10.2

Equity Plan Documents
10.1*	2012 Equity Incentive Plan, as amended	S-1^	6/3/16	10.1
10.2*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.2
10.3*	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.3
10.4*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.4
10.5*	2016 Stock Incentive Plan	S-1^	6/3/16	10.5
10.6*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.6
10.7*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.7
10.8*	2016 Employee Stock Purchase Plan	S-1^	6/3/16	10.8

Agreements with Directors and Executive Officers
10.9*	Offer Letter, dated November 13, 2012 and effective as of July 2, 2012 by and between the Registrant and Nancy Simonian, M.D., as amended	S-1^	6/3/16	10.9
10.10*	Offer Letter dated August 25, 2015 by and between the Registrant and Kyle D. Kuvalanka, as amended	S-1^	6/3/16	10.10
10.11*	Offer Letter dated December 2, 2015 by and between the Registrant and David A. Roth, M.D., as amended	S-1^	6/3/16	10.11
10.12*	Offer Letter dated September 9, 2016 by and between the Registrant and Gerald E. Quirk, Esq.	10-K	3/20/17	10.12
10.13*	Offer Letter dated November 6, 2017 by and between the Registrant and Jeremy Springhorn, Ph.D.	10-K	3/12/18	10.13
10.14*	Consulting Agreement dated August 8, 2012 by and between the Registrant and Richard A. Young, Ph.D., as amended	10-K	3/20/17	10.13

10.15*	Form of Director and Officer Indemnification Agreement by and between the Registrant and each of the directors and executive officers of the Registrant	S-1^	6/3/16	10.12

License and Collaboration Agreements
10.16+	Exclusive License Agreement dated February 22, 2013 by and between the Registrant and the Dana-Farber Cancer Institute, Inc.	S-1^	6/3/16	10.13
10.17+	Exclusive License Agreement dated April 1, 2013 by and among the Registrant, the Whitehead Institute for Biomedical Research and the Dana-Farber Cancer Institute, Inc.	S-1^	6/3/16	10.14
10.18+	Exclusive License Agreement dated April 4, 2013 by and between the Registrant and the Whitehead Institute for Biomedical Research	S-1^	6/3/16	10.15
10.19+	Amended and Restated Cancer License Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	S-1^	6/3/16	10.16
10.20+	Supply Management Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	S-1^	6/3/16	10.18
10.21	Consent and Stand-by License Agreement dated April 28, 2016 by and among the Registrant, Toko Pharmaceutical Ind. Co., Ltd. and TMRC Co., Ltd.	S-1^	6/3/16	10.19
10.22+	Target Discovery, Research Collaboration and Option Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation	10-K	3/12/18	10.22

Leases
10.23	Lease dated March 13, 2015 by and between the Registrant and 620 Memorial Leasehold LLC	S-1^	6/3/16	10.17

Subsidiaries, Consents and Certifications
21.1	Subsidiaries of the Registrant	10-K	3/12/18	21.1
23.1	Consent of Ernst & Young LLP, independent public accounting firm	10-K	3/12/18	23.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	3/12/18	31.1
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	3/12/18	31.2
31.3	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.4	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1#	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/12/18	32.1
32.2#	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/12/18	32.2

XBRL Documents
101.INS	XBRL Instance Document	10-K	3/12/18	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/12/18	101.SCH
101.CAL	XBRL Calculation Linkbase Document	10-K	3/12/18	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/12/18	101.DEF
101.LAB	XBRL Label Linkbase Document	10-K	3/12/18	101.LAB
101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-K	3/12/18	101.PRE

*      Indicates management contract or compensatory plan.

+                 Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission

^                  SEC File No. 333-211818

^^            SEC File No. 333-219369

#                 This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYROS PHARMACEUTICALS, INC.

Date: August 24, 2018	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer