Form 10-Q/A
period 2018-03-31
Syros Pharmaceuticals, Inc.
filed 2018-08-24
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on August 20, 2018: 33,654,389

EXPLANATORY NOTE

Syros Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, originally filed on May 10, 2018 (the “Original Filing”), for the sole purpose of adding language regarding internal control over financial reporting that was inadvertently omitted from the certifications originally filed as Exhibits 31.1 and 31.2 to the Original Filing.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 amends Item 6 of the Original Filing to include the amended and restated certifications by our principal executive officer and principal financial officer filed herewith as Exhibits 31.1 and 31.2.

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

PART II — OTHER INFORMATION

Item 6. Exhibits.

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

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1

Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (incorporated by reference to Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on May 10, 2018).

32.2

Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (incorporated by reference to Exhibit 32.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on May 10, 2018).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on May 10, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on May 10, 2018).

101.CAL	XBRL Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on May 10, 2018).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on May 10, 2018).

101.LAB	XBRL Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on May 10, 2018).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on May 10, 2018).

*                 Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: August 24, 2018	By:	/s/ Joseph J. Ferra, Jr.
Joseph J. Ferra, Jr.
Chief Financial Officer (Principal Financial Officer)