Form 10-Q/A
period 2018-06-30
Syros Pharmaceuticals, Inc.
filed 2018-08-24
CIK 1556263

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on August 20, 2018: 33,654,389

EXPLANATORY NOTE

Syros Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, originally filed on August 7, 2018 (the “Original Filing”), for the sole purpose of adding language regarding internal control over financial reporting that was inadvertently omitted from the certifications originally filed as Exhibits 31.1 and 31.2 to the Original Filing.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 amends Item 6 of the Original Filing to include the amended and restated certifications by our principal executive officer and principal financial officer filed herewith as Exhibits 31.1 and 31.2.

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

32.1

Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (incorporated by reference to Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on August 7, 2018).

32.2

Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (incorporated by reference to Exhibit 32.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on August 7, 2018).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on August 7, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on August 7, 2018).

101.CAL	XBRL Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on August 7, 2018).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on August 7, 2018).

101.LAB	XBRL Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on August 7, 2018).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37813) filed on August 7, 2018).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: August 24, 2018	By:	/s/ Joseph J. Ferra, Jr.
Joseph J. Ferra, Jr.
Chief Financial Officer (Principal Financial Officer)