Form 10-K
period 2018-12-31
Syros Pharmaceuticals, Inc.
filed 2019-03-07
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $258,458,840, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.As of February 28, 2019, the registrant had 32,766,624 shares of Common Stock, $0.001 par value per share, outstanding.

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

These forward‑looking statements include, among other things, statements about:

•

our plans to initiate and expand clinical trials of our product candidates and our expectations for the timing, quantity and quality of information to be reported from our clinical trials of SY‑1425 and SY‑1365;

•	our plans to progress SY-5609 through investigational new drug-enabling studies and initiate clinical development;
•	planned clinical trials for our product candidates, whether conducted by us or by any future collaborators, including the timing of these trials and of the anticipated results;
•	our plans to research, develop, seek approval for, manufacture and commercialize our current and future product candidates;
•	our plans to develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	our expectations regarding the potential benefits of our gene control platform and our approach;
•	our ability to enter into, and the terms and timing of, any collaborations, license agreements, or other arrangements;
•

whether our collaboration with Incyte Corporation, or Incyte, will yield any validated targets, whether Incyte will exercise any of its options to exclusively license intellectual property directed to such targets, and whether and when any of the target validation fees, option exercise fees, milestone payments or royalties under the Incyte collaboration will ever be paid;

•	the potential benefits of any future collaboration;
•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations;
•	the timing of and our ability to file new drug applications and obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional products or product candidates with significant commercial potential;
•	our expectations related to the use of our current cash, cash equivalents and marketable securities and the period of time in which such capital will be sufficient to fund our planned operations; and
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing.

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

PART I

Item 1.  BUSINESS

Overview

We are a biopharmaceutical company pioneering the understanding of the non-coding regulatory region of the genome to advance a new wave of medicines that control the expression of genes. We have built a proprietary platform that is designed to systematically and efficiently analyze this unexploited region of DNA to identify and drug novel targets linked to genomically defined patient populations. Because gene expression is fundamental to the function of all cells, we believe that our gene control platform has broad potential to create medicines that achieve profound and durable benefit across a range of diseases. We are currently focused on developing treatments for cancer and diseases resulting from mutations of a single gene, also known as monogenic diseases, and building a pipeline of gene control medicines.

Our lead product candidates are:

•

SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is currently being evaluated in combination with azacitidine, a hypomethylating agent frequently used to treat acute myeloid leukemia, or AML, patients in a Phase 2 clinical trial in genomically defined subsets of patients with AML;

•

SY-1365, a selective inhibitor of cyclin-dependent kinase 7, or CDK7, that is currently being evaluated in a Phase 1 clinical trial in patients with advanced solid tumors, including multiple ovarian and breast cancer patient populations as a single agent and in combination with standard-of-care therapies; and

•	SY-5609, a novel CDK7 inhibitor that can be administered orally, which is being evaluated in investigational new drug application, or IND, enabling preclinical studies.

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in a cohort of approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy. All patients enrolled or to be enrolled in this cohort of the trial in support of our primary efficacy analyses have been or will be prospectively selected using our proprietary RARA or IRF8 biomarkers. In addition, to support the development of a commercial companion diagnostic test for SY-1425, we are evaluating SY-1425 in combination with azacitidine in a cohort of approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy and who are biomarker-negative.

At the American Society of Hematology Annual Meeting held in December 2018, or ASH 2018, we reported data from these cohorts of the Phase 2 clinical trial as of an October 29, 2018 data cut-off, and we continue to enroll and follow patients in the trial. As of the data cut-off, 11 biomarker-positive and eight biomarker-negative patients had been enrolled in the trial. Of the biomarker-positive patients, ten were evaluable for safety and eight were also evaluable for clinical responses. Of the biomarker-negative patients, seven were evaluable for safety and six were evaluable for clinical responses. We reported at ASH 2018 that SY-1425 in combination with azacitidine had been generally well-tolerated, with no evidence of increased toxicities, and that adverse events had been consistent with what has previously been seen with SY-1425 and azacitidine as single agents in AML. We also reported that the aggregate rate of complete response and complete response with incomplete blood count recovery, as defined by Revised International Working Group, or IWG, criteria, as of the data cut-off was 50% and the overall response rate using IWG criteria was 63%, in each case in response-evaluable patients enrolled in the biomarker-positive cohort of the trial. Most of the initial responses reported were seen at the end of the first treatment cycle. Single-agent azacitidine has shown response rates of 18-29% in newly-diagnosed AML patients who are not suitable candidates for chemotherapy, with initial responses generally occurring after four cycles of treatment in most patients who respond. We also reported at ASH 2018 an overall response rate of 17% as of the data cut-off in response-evaluable patients enrolled in the biomarker-negative cohort. While data from this cohort are less mature (because enrollment in this cohort started later than the biomarker-positive cohort), we believe that the difference in the observed overall response rates as of the cut-off date supports the potential predictive value of the RARA and IRF8 biomarkers for identifying patients most likely to respond to SY-1425. We expect to complete enrollment in the biomarker-positive cohort of the trial in mid-2019 and to report updated clinical data in the second half of 2019. We also plan to expand this trial in the third quarter of 2019 to include an assessment of the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 biomarker-positive patients with relapsed or refractory AML, and expect to report initial data on these patients in 2020.

We also reported data at ASH 2018 from a pilot cohort of our Phase 2 clinical trial of SY-1425 evaluating the safety and efficacy of SY-1425 in combination with daratumumab, an anti-CD38 antibody approved for the treatment of multiple myeloma, in biomarker-positive patients with relapsed or refractory AML or higher-risk myelodysplastic syndrome, or MDS. Specifically, we reported that SY-1425 in combination with daratumumab was generally well tolerated with no evidence of increased toxicities, and that, while eight of nine evaluable patients had increased CD38 expression in myeloid blast cells, this expression increased to levels exceeding those of a multiple myeloma cell line in only two of those patients. In January 2019, we reported that we made a portfolio prioritization decision not to pursue further development of SY-1425 in combination with daratumumab beyond completion of this pilot cohort, which is closed to further enrollment.

In September 2018, we opened the expansion portion of our Phase 1 clinical trial evaluating the safety and clinical activity of SY-1365 in multiple ovarian cancer populations as a single agent as well as in combination with carboplatin, a chemotherapeutic agent, following completion of the dose-escalation portion of the trial. The high-grade serous ovarian cancer populations being evaluated include a 24-patient cohort evaluating SY-1365 as a single agent in patients who have relapsed after three or more prior therapies and a 24-patient cohort evaluating SY-1365 in combination with carboplatin in patients who relapsed after one or more prior therapies but who may still benefit from additional platinum-based treatment. We expect that a new 12-patient pilot cohort evaluating SY-1365 as a single agent in patients with recurrent ovarian clear cell cancer will be open for enrollment in the second quarter of 2019. We have stopped enrollment in a previously announced pilot cohort evaluating SY-1365 in patients with primary platinum-refractory ovarian cancer due to the recent approval of a new therapy in this indication that we believe will result in fewer patients meeting the strict clinical definition of “primary platinum refractory.” We are also evaluating SY-1365 in combination with fulvestrant, a hormonal medicine, in approximately 12 patients with hormone-receptor positive, or HR+, HER2-negative metastatic breast cancer who have previously been treated with a CDK4/6 inhibitor plus an aromatase inhibitor. In addition, we are evaluating the mechanism of action of SY-1365 as a single agent in approximately 30 patients with any solid tumor accessible for biopsy. We plan to report initial clinical data from the expansion portion of our Phase 1 clinical trial in the fourth quarter of 2019. We expect these data to include initial safety assessments from the cohort evaluating SY-1365 in combination with carboplatin, as well as initial safety and efficacy assessments from the cohort evaluating SY-1365 in patients who have relapsed after three or more prior therapies and in patients with any solid tumor accessible for biopsy. We expect to report initial data from the other cohorts of the trial, including the recurrent ovarian clear cell cancer cohort, in 2020.

In November 2018, we reported data as of October 15, 2018 from the dose-escalation portion of the Phase 1 clinical trial of SY-1365 at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium, or ENA 2018, which demonstrated proof-of mechanism at tolerable doses in patients with advanced solid tumors. Specifically, we reported that SY-1365 demonstrated dose-dependent effects on CDK7 occupancy and downstream gene expression changes in blood cells. In addition, we reported that adverse events occurring in the dose-escalation portion of the trial were predominantly low-grade, reversible and generally manageable and that a maximum tolerated dose was not defined. We also reported that clinical activity per Response Evaluation Criteria in Solid Tumors 1.1, or RECIST, criteria was observed in seven of the 19 patients (37%) who were evaluable for clinical responses, including one patient with recurrent ovarian clear cell cancer in her fourth relapse who had a confirmed partial response after two cycles of treatment at an 80 mg/m2 twice weekly dose. This patient remained in a partial response at an assessment after six cycles of treatment. Six additional patients had stable disease lasting between 50 and 127 days. Most of these patients received doses of SY-1365 equal to or greater than 32 mg/m2. Based on these data, we initiated the expansion cohorts of the Phase 1 clinical trial at 53 and 80 mg/m2, and we are exploring once and twice weekly treatment regimens.

In November 2018, we designated SY-5609 as a development candidate to enter IND-enabling preclinical studies. We expect to complete these studies during 2019 in order to support potential initiation of a Phase 1 clinical trial of SY-5609 in oncology patients in early 2020.

We currently have several other programs in our preclinical and discovery pipeline, including a CDK12/13 inhibitor program, a program directed to inhibitors of a macrophage target in immuno-oncology, and discovery programs related to a gene control target to treat sickle cell disease and in the field of cancer. We have and are continuing to use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered into a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018 under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

Our Focus – Gene Control Medicines Providing a Profound Benefit for Patients

There are approximately 200 different cell types in the human body. Despite having identical genomes, each of these cell types has a different function. For example, a skin cell functions differently than a muscle cell despite sharing the exact same DNA. What determines cell type and function is the specific set of genes that is expressed, or turned “on” or “off,” in that given cell. This coordinated activation and repression of genes, known as the cell’s gene expression program, is controlled in part by a number of cellular components acting on non-coding regions of the genome. These components include transcription factors, transcriptional kinases, other transcriptional and regulatory proteins, and RNA. These transcriptional and regulatory proteins bind with specific regions of non‑coding DNA to control the rate and magnitude of gene transcription.

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

We believe we have the industry-leading platform for the systematic and efficient analysis of non‑coding regions of the genome to identify alterations in gene expression programs that represent optimal points of therapeutic intervention and the development of drugs to control the expression of disease‑driving genes. By doing so, we believe our gene control platform will allow us to (i) identify a wide array of potential new drug targets across a range of diseases, (ii) provide a new lens for diagnosing and segmenting patients, including those with complex, multi‑factorial diseases that have eluded segmentation with other genomic‑based approaches, and (iii) advance a new wave of medicines that have the potential to influence multiple drivers of disease through a single target, making them less susceptible to drug resistance and providing patients with a more profound and durable benefit than many of today’s targeted therapies.

Our Gene Control Platform

Our proprietary gene control platform consists of two fundamental pillars:

•	identifying gene control targets that, when modulated with a drug, may provide a therapeutic benefit to defined patient populations; and
•	drugging gene control targets.

We analyze gene expression programs and the non-coding regions of the genome associated with those expression programs in diseased and healthy cells taken from patient tissues to identify points of therapeutic intervention and associated biomarkers in specific patient populations. The discovery and validation of these gene control targets has led to the identification of our clinical candidates SY‑1425 and SY-1365 as well as additional novel product candidates in earlier stages of research and preclinical development. We plan to analyze gene expression programs in other cancers, and to collaborate with third parties such as Incyte to identify and validate targets in diseases beyond our current areas of focus.

In some diseases, particularly monogenic diseases, research has revealed that a therapeutic benefit might be possible from modulating expression of a single gene. We are also using our platform to characterize the regulatory region associated with such a gene and identify protein or RNA components that could be modulated to alter the expression of that single gene. We are applying this approach to sickle cell disease based on the hypothesis that increased expression of the fetal hemoglobin gene in individuals with sickle cell disease could be therapeutically beneficial.

We develop product candidates to modulate gene control targets through internal drug discovery efforts focused on creating small molecule drugs targeting transcription factors, transcriptional kinases and other transcriptional and regulatory proteins. We have also used our platform to link existing drugs to novel genomically defined patient populations, and seek to in‑license, acquire or use those drugs as starting points for our own drug discovery programs to accelerate our development path, as we did with SY-1425.

We have developed significant core internal capabilities in small molecule chemistry, biochemistry and structural biology to characterize the structure and function of transcription factors such as transcriptional kinases, chromatin regulators, and other transcriptional and regulatory proteins in order to generate novel chemical matter, including SY-1365 and SY-5609. We have also developed a sophisticated suite of proprietary assays, which are internally developed tests to measure the biochemical, biophysical, cellular and genomic activity of known and novel compounds against gene control targets

Our Clinical Programs

SY‑1425

Overview

SY‑1425 (tamibarotene) is an oral, potent and selective agonist of the transcription factor RARα. We are currently conducting a Phase 2 clinical trial assessing the safety and efficacy of SY-1425 in combination with azacitidine, a hypomethylating agent frequently used to treat patients with AML, in a cohort of approximately 25 biomarker-positive newly diagnosed AML patients who are not suitable candidates for standard chemotherapy. We expect to complete enrollment in this cohort of the trial in mid-2019 and to report updated clinical data in the second half of 2019. We also plan to expand this trial in the third quarter of 2019 to include an assessment of the safety and efficacy of SY-1425 in combination with azacitidine in biomarker-positive patients with relapsed or refractory AML.

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

SY‑1425 Development Plan

We plan to develop SY‑1425 in North America and Europe for treatment of AML in genomically defined subsets of patients with either the RARA or IRF8 biomarker, or both. In September 2016, we initiated a multi-center, open-label Phase 2 clinical trial enrolling genomically-defined subsets of patients with AML and MDS pursuant to an investigational new drug application, or IND, accepted by the U.S. Food and Drug Administration, or FDA, in May 2016. In the fourth quarter of 2016, an investigational device exemption for the assay being used to select patients with the RARA and IRF8 biomarkers for inclusion in this trial was approved by the FDA. At the European School of Hematology’s 4th International Conference on AML in October 2017, or ESH 2017, we presented data from 201 evaluable patients screened in our Phase 2 clinical trial demonstrating that approximately 40% of patients were positive for either the RARA or IRF8 biomarker, or both, and that approximately one-third of the relapsed or refractory AML and higher-risk MDS patients tested were biomarker positive.

Tamibarotene, the active pharmaceutical ingredient of SY‑1425, has been extensively studied and has a well‑established safety profile. In our Phase 2 clinical trial, we are using the same dosage used in the treatment of acute promyelocytic leukemia, or APL, in Japan (6 mg/m2 orally, divided into two daily doses). This same dosage for SY‑1425 was previously used in a U.S. trial in relapsed and refractory APL, for which an IND was opened. We have exclusively in‑licensed from TMRC Co., Ltd., or TMRC, certain intellectual property rights controlled by TMRC and the preclinical data package that was used for approval in Japan and the IND filing in the United States for use in all cancer indications in North America and Europe.

We have entered into an agreement with a third-party commercial provider to provide a validated laboratory test under Clinical Laboratory Improvement Amendment, or CLIA, guidelines using a well‑established diagnostic platform and approach that is being used to prospectively enroll RARA and IRF8 biomarker‑positive patients in our clinical trial. This CLIA laboratory test could become the basis for a commercial companion diagnostic. We are evaluating commercial providers to lead the development of a potential commercial companion diagnostic for these biomarkers, but have not yet selected a platform for development of a companion diagnostic test or entered in to an agreement with a third party for this work. We expect to do so in 2019.

We have chosen AML as our lead indication for development of SY-1425 due to high levels of observed activity of SY‑1425 in our preclinical models, clinical activity and tolerability observed in clinical trials, the significant unmet medical need of these patients and our belief, in the case of development in relapsed or refractory AML, in the potential for efficient or accelerated development. We believe that the data to be generated in the planned clinical trial of SY-1425 in combination with azacitidine for the treatment of biomarker-positive patients with relapsed or refractory AML, if positive, could support a decision to enter into a registration-enabling clinical trial. We intend to pursue additional indications upon establishing proof‑of‑concept in AML because we believe there are subsets of patients with other tumor types with our RARA and IRF8 biomarkers.

SY-1425 in Combination with Azacitidine

Our ongoing Phase 2 clinical trial is currently assessing the safety and efficacy of SY-1425 in combination with azacitidine in a cohort of approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy. The primary endpoint for this cohort of the trial is overall response rate, as determined by IWG criteria. Secondary endpoints include duration of response as well as safety and tolerability. All patients enrolled or to be enrolled in this cohort of the trial in support of our primary efficacy analyses have been or will be prospectively selected using our proprietary RARA or IRF8 biomarkers. In addition, to support the development of a commercial companion diagnostic test for SY-1425, we are evaluating SY-1425 in combination with azacitidine in a cohort of approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy and who are biomarker-negative.

At ASH 2018, we reported initial data from these cohorts of the Phase 2 trial as of an October 29, 2018 data cut-off, and we continue to enroll and follow patients in these cohorts. As of the data cut-off, 11 biomarker-positive and eight biomarker-negative patients had been enrolled in the trial. Of the biomarker-positive patients, ten were evaluable for safety and eight were also evaluable for clinical responses. Of the biomarker-negative patients, seven were evaluable for safety and six were also evaluable for clinical responses. The median age of the biomarker-positive patients was 78, with more than half of the patients in both cohorts having poor risk cytogenetics. The data presentation at ASH 2018 included the following:

•	SY-1425 in combination with azacitidine was generally well-tolerated with no evidence of increased toxicities;
•

Adverse events, or AEs, were consistent with what has previously been seen with SY-1425 or azacitidine when administered as single agents in patients with AML. Across all grades and causalities, the most commonly reported AEs were decreased appetite (41%), fatigue (35%) and hypertriglyceridemia (35%). The most commonly reported grade 3 or higher AEs of all causality were febrile neutropenia (24%), thrombocytopenia (24%), neutropenia (12%) and fatigue (12%); and

•

The aggregate rate of complete response and complete response with incomplete blood count recovery, as defined by IWG criteria, was 50% in the biomarker-positive cohort. The overall response rate using IWG criteria was 63%, consisting of three CRs, including one molecular CR, one CRi, and one morphologic leukemia-free state, or MLFS. The duration of these IWG responses ranged from 29 to 337 days, with four of the five responding patients remaining on treatment as of the data cutoff. Most of the initial responses were seen at the end of the first treatment cycle.

In the reported literature, single-agent azacitidine has shown response rates of 18-29% in newly-diagnosed AML patients who are not suitable candidates for chemotherapy, with initial responses generally occurring after four cycles of treatment in most patients who respond.

We also reported at ASH 2018 that, in the cohort of biomarker-negative patients, the overall response rate was 17%, with one of the six response evaluable patients achieving a cytogenic CR. While data from this cohort are less mature (because enrollment in this cohort started later than the biomarker-positive cohort), we believe that the difference in the observed overall response rates as of the cut-off date supports the potential predictive value of the RARA and IRF8 biomarkers for identifying patients most likely to respond to SY-1425.

We continue to enroll and follow patients in these cohorts of the trial to further characterize the safety and clinical activity of the combination of SY-1425 and azacitidine, and we expect to complete enrollment in the biomarker-positive cohort of the Phase 2 clinical trial in mid-2019. We also expect to report updated clinical data in the second half of 2019. We plan to expand this trial in the third quarter of 2019 to include an assessment of the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 biomarker-positive patients with relapsed or refractory AML, and expect to report initial data on these patients in 2020.

In October 2018, we published preclinical data in Haematologica, a peer-reviewed journal of the European Hematology Association, demonstrating the mechanistic rationale for combining SY-1425 with hypomethylating agents such as azacitidine in AML with high RARA expression. These data showed that SY-1425 in combination with azacitidine resulted in synergistic anti-proliferative effects supported by evidence of DNA damage and apoptosis and, in patient-derived xenograft models of AML with high RARA expression, SY-1425 in combination with azacitidine showed both greater clearance of tumor cells in bone marrow and other tissues and greater duration of response, compared to either azacitidine or SY-1425 alone.

SY-1425 in Combination with Daratumumab

We also reported data at ASH 2018 from a pilot cohort of our Phase 2 clinical trial of SY-1425 evaluating the safety and efficacy of SY-1425 in combination with daratumumab, an anti-CD38 antibody approved for the treatment of multiple myeloma, in biomarker-positive patients with relapsed or refractory AML or higher-risk MDS. While CD38 is normally expressed at high levels on multiple myeloma cells, AML cells have low CD38 expression. In preclinical studies, we showed that SY-1425 induced CD38 expression in AML cells, sensitizing them to treatment with daratumumab. Patients in this cohort of the trial were treated with SY-1425 as a single agent for seven days, after which daratumumab was added and administered weekly at 16 mg/kg intravenously for eight doses, then biweekly for eight doses and every four weeks thereafter. The primary endpoint for this cohort of the trial was overall response rate, as determined by IWG criteria. Secondary endpoints included duration of response, hematologic improvement and CD38 induction, as well as safety and tolerability.

As of an October 29, 2018 data cut-off, nine patients had been enrolled in this cohort of the trial, all of them were evaluable for safety and CD38 induction, and six of them were also evaluable for clinical responses. The median age of these patients was 68, with more than half having poor risk cytogenetics. The data presentation at ASH 2018 included the following:

•	SY-1425 in combination with daratumumab was generally well-tolerated with no evidence of increased toxicities;
•

AEs were consistent with what has previously been seen with SY-1425 when administered as a single agent in AML and MDS patients or with daratumumab administered as a single agent in multiple myeloma patients;

•

Across all grades and causalities, the most commonly reported AEs were febrile neutropenia (67%), anemia (44%), nausea (44%), vomiting (44%) and infusion-related reaction (44%). The most commonly reported grade 3 or higher AEs of all causality were febrile neutropenia (67%) and anemia (44%); and

•

Eight of the nine (89%) patients had increased CD38 expression in myeloid blast cells, with a median 1.57-fold induction after seven days of treatment with SY-1425 as measured by mean fluorescence intensity; however, CD38 expression increased to levels exceeding those of a multiple myeloma cell line control in only two of those patients. Of those patients, one had an MLFS response and the other progressed without a clinical response.

In January 2019, we reported that we made a portfolio prioritization decision not to pursue further development of SY-1425 in combination with daratumumab beyond completion of this pilot cohort, which is closed to further enrollment.

SY-1425 as a Single Agent

At the American Society of Hematology Annual Meeting held in December 2017, or ASH 2017, we presented clinical data from cohorts of our Phase 2 clinical trial evaluating SY-1425 as a single agent in 29 patients with relapsed or refractory AML or relapsed higher-risk MDS, and in 29 patients with lower-risk transfusion-dependent MDS. In these cohorts of the trial, we observed that chronic daily dosing of SY-1425 administered at 6 mg/m2 orally divided in two doses was generally well-tolerated, with a median treatment duration of 80 days and patients treated up to eight months and remaining on study. The majority of adverse events observed in the trial were low grade. At the time of the data cut-off for presenting data at ASH 2017, 48 patients were evaluable for response assessment, including 23 patients in the relapsed or refractory AML or relapsed higher-risk MDS cohort and 25 patients in the lower-risk transfusion-dependent MDS cohort. Myeloid differentiation was observed in the bone marrow, consistent with the underlying mechanism of action. Clinical activity was observed in ten of 23 (43%) evaluable patients with relapsed or refractory AML and higher-risk MDS, and two of the 25 (8%) evaluable lower-risk MDS patients. We are no longer evaluating SY-1425 as a single agent in patients with AML or MDS, but believe that these data support the ongoing development of SY-1425 as a combination agent.

Prior Clinical Data in APL

Tamibarotene, the active pharmaceutical ingredient of SY‑1425, is approved and marketed in Japan under the brand name Amnolake® for treatment of acute recurrent or intractable APL. Given the demonstrated efficacy of the drug in acute recurrent or intractable APL, we have the opportunity to evaluate SY‑1425 for treatment of APL in North America and Europe, but we do not have any current plans to do so. Extensive clinical work had been conducted on tamibarotene prior to us in‑licensing it from TMRC. The effectiveness of tamibarotene has been evaluated in patients with APL, including for relapsed patients and as maintenance therapy for newly diagnosed patients.

•

In a Phase 2 clinical trial of tamibarotene as a single agent in patients who relapsed following treatment with all-trans retinoic acid, or ATRA, 58% achieved a complete response. The majority of these patients went on to receive a bone marrow transplant or chemotherapy after treatment with tamibarotene and maintained a complete response for at least 14 months.

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

In all these studies, tamibarotene was generally well tolerated. Adverse effects included mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. One such adverse effect, retinoic acid syndrome, is referenced on the drug’s label and was infrequently observed clinically. Retinoic acid syndrome is a side effect associated with retinoids and ATO and can be mitigated by regular monitoring of clinical parameters, including white blood cell counts. A summary of four published clinical studies of tamibarotene use in APL is provided below.

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

SY‑1425 Market Opportunity

We believe that SY‑1425 has the potential to address significant unmet medical need across a range of blood cancers and solid tumors and, despite a significant number of new product approvals in AML during 2018, that there continues to be a significant unmet medical need in that indication.

We believe that approximately 40,000 patients are diagnosed with AML or higher-risk MDS each year in the United States and the five largest European countries (France, Germany, Italy, Spain and the United Kingdom) and estimate that sales of biopharmaceutical products for use in those indications in those countries will exceed $1 billion in 2019. At ESH 2017, we presented data from 201 evaluable patients screened in our ongoing Phase 2 clinical trial demonstrating that approximately 40% of patients were positive for either the RARA or IRF8 biomarker, or both, and that approximately one-third of the relapsed or refractory AML and higher-risk MDS patients tested were biomarker positive.

It is estimated that more than half of newly diagnosed AML patients are elderly or unfit for treatment with intensive therapies, leaving this group with limited treatment options and an average survival of less than one year. Despite initial responses to therapy in select patients, the majority of AML patients relapse or become refractory to current treatment options. There are an estimated 20,000 cases of relapsed or refractory AML each year in the United States and the five largest European countries. In the absence of adequate therapies, these relapsed or refractory patients may be put into clinical trials for new and emerging therapies, and average survival of these patients is estimated to be less than six months.

There have been no new drug approvals for higher-risk MDS since 2006. Based on current treatment guidelines, a majority of higher-risk MDS patients receive hypomethylating agents upon diagnosis, but those treatments are believed to have modest efficacy, with an estimated survival of less than 1.6 years for higher-risk, newly-diagnosed patients and less than six months for patients who have relapsed or become refractory to front-line treatment.

There are an estimated 2,500 new APL cases diagnosed in the United States, Canada and the five largest European countries each year. Despite advances in treating APL, approximately 20-30% of APL patients relapse and require salvage therapy.

SY‑1365

Overview

SY‑1365 is a highly potent and selective, covalent small molecule CDK7 inhibitor. CDK7, a member of the cyclin‑dependent kinase, or CDK, family, is a transcriptional kinase that plays a central role in the two processes that cancer cells use to survive and thrive: increased expression of cancer-promoting genes, and uncontrolled cell cycle progression. CDK7 activity has been implicated in various solid tumors with transcriptional dependencies. We believe that inhibiting CDK7 preferentially lowers the expression of disease‑driving transcription factors and anti-apoptotic proteins, resulting in the preferential killing of cancer cells over non‑cancerous cells. We also believe that selective inhibition of CDK7 interferes with cancer-driving adaptations at multiple points in the cell cycle, promoting the induction of apoptosis, or cell death. Using our platform, we have generated several potent and selective small molecule CDK7 inhibitors, including SY‑1365.

SY-1365 is currently being evaluated in a Phase 1 clinical trial in patients with advanced solid tumors, including multiple ovarian and breast cancer populations as a single agent and in combination with standard-of-care therapies. We believe that SY-1365 is the most advanced selective CDK7 inhibitor in clinical development. SY-1365, alone and in combination with other therapeutic agents, has shown significant anti-proliferative and pro-apoptotic activity in multiple in vitro and in vivo models of difficult-to-treat solid tumors, including ovarian and breast cancers, and has induced anti-tumor activity in both cell line-derived xenograft, and patient-derived xenograft, or PDX, models, including tumor regressions at a dose and schedule consistent with that being evaluated in our Phase 1 clinical trial. SY-1365 has also shown anti-tumor activity in models of blood cancers such as acute leukemias, as evidenced by in vitro cell death or complete tumor growth inhibition in cell-derived xenografts.

SY‑1365 Clinical Development Plan

In April 2017, the FDA accepted our IND application to advance SY-1365 into a Phase 1 clinical trial in patients with advanced solid tumors. This trial began enrolling patients in the second quarter of 2017. The trial is testing the safety and tolerability of escalating doses of SY-1365 with the goal of establishing a maximum tolerated dose and a recommended Phase 2 dose and schedule. Additional study objectives include assessing pharmacodynamic changes and early signs of biological activity using biomarkers and clinical efficacy as measured by response rate using radiographic measures. Pharmacodynamic assays used to establish proof-of-mechanism include a CDK7 occupancy assay to evaluate SY-1365 binding and a custom gene expression assay to evaluate downstream transcriptional changes in patients.

In November 2018, we reported data as of October 15, 2018 from the dose-escalation portion of the Phase 1 clinical trial of SY-1365. Enrollment in the dose-escalation portion of the trial was completed in September 2018. In total, 32 patients were treated with SY-1365 as a single agent at doses ranging from 2 mg/m2 to 112 mg/m2 using either a weekly or twice weekly dosing regimen. Patients were treated for three weeks out of each four-week cycle. Patients had a range of solid tumors, with the most prevalent being ovarian cancer (eight patients), breast cancer (eight patients) and endometrial cancer (five patients). Patients’ median age was 63 (ranging from 25 to 87), with a median of five prior therapies (ranging from one to 13). As of the data cut-off, the median treatment duration was 46.5 days (ranging from two to 147 days) and four patients remained on treatment. The data presented at ENA 2018 included the following:

•

AEs were predominantly low-grade, reversible and generally manageable, with the most commonly reported AEs being headache, nausea, vomiting and fatigue. No neutropenia was reported. Dose limiting toxicities were headache, coronary vasospasm and fatigue, and a maximum tolerated dose was not defined;

•	Plasma pharmacokinetic exposures were linear over the doses tested and no drug accumulation was observed with repeat dosing;
•

SY-1365 demonstrated dose-dependent effects on CDK7 occupancy and downstream gene expression changes in blood cells. At doses of 32 mg/m2 and higher, CDK7 occupancy was greater than 50% when measured three days following dose administration, exceeding target occupancy levels in preclinical models that correlated with anti-tumor activity. CDK7 occupancy in blood cells was similar to target occupancy in tumor tissue biopsies available from two patients in the clinical trial; and

•

Clinical activity measured using RECIST criteria was observed in seven of the 19 patients (37%) who were evaluable for clinical responses, including (i) one patient with recurrent ovarian clear cell cancer in her fourth relapse who had a confirmed partial response, or PR, of an approximately 32% reduction in target lesions, after two cycles of treatment at the 80 mg/m2 twice weekly dose, who remained in PR with a 49% decrease in target lesions after her sixth cycle of treatment, and (ii) six additional patients who had stable disease lasting between 50 and 127 days, most of whom received doses greater than or equal to 32 mg/m2.

Based on these data, we initiated the expansion portion of the Phase 1 clinical trial in September 2018. In this portion of the trial, we are further evaluating the safety and anti-tumor activity of SY-1365 in multiple ovarian and breast cancer populations based on supporting preclinical data, mechanistic rationale, and unmet medical need. The expansion cohorts began enrolling patients at 53 and 80 mg/m2 doses, and we are exploring once and twice weekly treatment regimens. The high-grade serous ovarian cancer populations being evaluated include: (i) a 24-patient cohort evaluating SY-1365 as a single agent in patients who have relapsed after three or more prior therapies and (ii) a 24-patient cohort evaluating SY-1365 in combination with carboplatin in patients who relapsed after one or more prior therapies but who may still benefit from additional platinum-based treatment. Based on the response observed in the dose-escalation portion of the trial, we expect that a new 12-patient pilot cohort evaluating SY-1365 as a single agent in patients with recurrent ovarian clear cell cancer will be open for enrollment in the second quarter of 2019. We have stopped enrollment in a previously announced pilot cohort evaluating SY-1365 in patients with primary platinum-refractory ovarian cancer due to the recent approval of a new therapy in this indication that we believe will result in fewer patients meeting the strict clinical definition of “primary platinum refractory.”

We are also evaluating SY-1365 in combination with fulvestrant in approximately 12 patients with HR+, HER2-negative metastatic breast cancer who have previously been treated with a CDK4/6 inhibitor plus an aromatase inhibitor. In addition, we are evaluating the mechanism of action of SY-1365 as a single agent in approximately 30 patients with any solid tumor accessible for biopsy.

We plan to report initial clinical data from the expansion portion of our Phase 1 clinical trial in the fourth quarter of 2019. We expect these data to include initial safety assessments from the cohort evaluating SY-1365 in combination with carboplatin, as well as initial safety and efficacy assessments from the cohort evaluating SY-1365 in patients who have relapsed after three or more prior therapies and in patients with any solid tumor accessible for biopsy. We expect to report data from the other cohorts of the trial, including the ovarian clear cell cancer cohort, in 2020.

We are seeking opportunities to develop SY-1365 in patient populations where we believe there is the potential for efficient or accelerated development. We believe that the data to be generated in the cohorts of the SY-1365 clinical trial in ovarian cancer patients who have relapsed after three or more prior therapies, and in patients recurrent ovarian clear cell cancer, if positive, could support a decision to move into a registration-enabling clinical trial.

Our Preclinical Data

Our clinical development program for SY-1365 is based on a robust preclinical development program showing significant anti-proliferative activity of SY-1365 in multiple in vitro and in vivo models of difficult-to-treat solid tumors and blood cancers, including ovarian cancer, breast cancer and AML.

For example, we, together with our collaborators at the Dana-Farber Cancer Institute, or DFCI, reported data at the American Association for Cancer Research Annual Meeting in April 2018 showing potent anti-tumor activity of SY-1365 in multiple models of heavily pretreated ovarian cancer, including models developed from patients treated with multiple prior therapies. These data showed that:

•

SY-1365 induced cell death in numerous ovarian cancer cell lines and inhibited tumor growth in ten of the 17 ovarian PDX models studied, including complete regressions. Notably, these responses were observed irrespective of BRCA gene mutation status or sensitivity to a poly (ADP-ribose) polymerase, or PARP, inhibitor;

•	SY-1365 lowered expression of MCL-1, a gene in the mitochondrial apoptosis pathway that is known to inhibit cell death; and
•

sensitivity to SY-1365 was associated with low expression of BCLXL, a known apoptosis inhibitor, and RB1, a known tumor suppressor, pointing to potential biomarkers that may be predictive of response to SY-1365.

We also presented preclinical data at ENA 2018 that we believe provides a strong mechanistic rationale for the ongoing clinical investigation of SY-1365 in combination with carboplatin in ovarian cancer patients. Homologous recombination deficiency, or HRD, a cellular defect caused by the disruption of normal DNA damage repair processes, sensitizes cells to treatment with DNA repair inhibitors, including PARP inhibitors and DNA-damaging agents such as carboplatin. In preclinical models of ovarian cancer, SY-1365 was shown to inhibit DNA repair and decrease the expression of homologous combination repair genes, which are believed to be important for repairing harmful breaks in DNA. These data suggest that SY-1365 induces an HRD-like state, which may result in enhanced sensitivity to DNA-damaging agents and DNA repair inhibitors.

At the San Antonio Breast Cancer Symposium held in December 2018, our collaborators at DFCI presented preclinical data showing that SY-1365 inhibits tumor growth in HR+ breast cancer cell lines and that it has synergistic activity in combination with fulvestrant in these treatment-resistant cells. We and our academic collaborators had previously demonstrated that SY-1365:

•	could inhibit many HR+ cancer cells, including those with a form of acquired resistance to aromatase inhibitors;
•	was able to inhibit breast cancer cell lines in vitro that no longer respond to inhibitors of CDK4/6; and
•	showed a combination effect with fulvestrant in an in vivo model of HR+ breast cancer.

We believe that these data, taken together, provide a mechanistic rationale for evaluating SY-1365 in combination with fulvestrant in patients with HR+ metastatic breast cancer who have previously been treated with a CDK4/6 inhibitor plus an aromatase inhibitor.

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

In addition, we demonstrated that SY-1365 synergized with venetoclax, a product recently approved for the treatment of AML, in AML cell lines in vitro, and that the administration of SY-1365 plus venetoclax in an in vivo model resulted in greater tumor growth inhibition than either agent alone.

SY‑1365 Market Opportunity

With SY‑1365, we believe we have the opportunity to address significant unmet medical needs across a range of cancers. The initial disease-specific focus of our clinical development program for SY‑1365 is expected to be in ovarian cancer and HR+ breast cancer. We estimate that sales of biopharmaceutical products targeting ovarian cancer and HR+ breast cancer will exceed $8 billion in 2019.

Ovarian cancer is the fifth most common cause of cancer death in women. There are an estimated 60,000 ovarian cancer diagnoses each year in what we refer to as the developed pharmaceutical markets – the United States, Canada, Japan and the five largest European countries by population. Of these, approximately 70% have high-grade serous ovarian cancer and present with advanced disease at initial diagnosis. The standard of care treatment for these patients is platinum-based chemotherapy. Approximately 30% of these patients are “platinum-resistant” after initial therapy, which means that they progress within six months of responding to platinum-based treatment. We believe that subsequent treatment options for these patients at the present time have limited activity and significant toxicities. Approximately 60% of these patients are “platinum-sensitive,” which means that they initially respond to platinum-based treatment, but progress after six months or more. The majority of these patients relapse within three to five years. The expansion cohorts of our Phase 1 clinical trial of SY-1365 include patients who have progressed after platinum-based treatments. Approximately 10% of ovarian cancer diagnoses in North America have a clear cell histology. Unlike serous tumors, ovarian clear cell cancer is believed to be relatively resistant to chemotherapy, with only an estimated 15% to 30% responding to chemotherapy. Recurrent ovarian clear cell cancer has a response rate of approximately 10% and estimated rates of progression-free survival of less than four months.

Breast cancer is the most common tumor type in women and is the leading cause of cancer death in women worldwide. According to the American Cancer Society, approximately 269,000 new breast cancer cases will be diagnosed in the United States in 2019, with approximately 42,000 deaths from the disease. Approximately 80% of breast cancers express estrogen receptors, progesterone receptors, or both. Hormone-based therapies are the cornerstone for these HR+ cancers. It is estimated that there are approximately 58,000 patients with HR+ metastatic breast cancer in the developed pharmaceutical markets. In metastatic breast cancer, aromatase inhibitors, or AIs, are frequently used as a first-line treatment option. Recent approvals of a class of drugs that inhibit CDK4/6, such as palbociclib, ribociclib and abemaciclib, have resulted in their use in combination with AIs for the treatment of HR+, HER2-negative, breast cancers. Patients who relapse following treatment with an AI in combination with a CDK4/6 inhibitor currently have few effective and tolerable treatment options

SY-5609

Based on our belief in the broad potential of CDK7 inhibition, we generated a suite of highly selective and potent, orally available CDK7 inhibitors. We presented preclinical data on these inhibitors at ENA 2018 showing that a representative oral CDK7 inhibitor generated by us:

•	exhibited 200- to 1,200-fold greater selectivity for CDK7 over other members of the CDK family, including CDK2, CDK9 and CDK12;
•	showed anti-proliferative activity in triple-negative breast cancer and ovarian cancer cell lines, which was associated with the induction of apoptosis and cell cycle arrest;
•	showed correlation between biochemical potency, CDK7 target engagement and tumor growth inhibition; and
•	demonstrated substantial anti-tumor effects in multiple cell lines and PDX models of triple-negative breast and ovarian cancers, including a complete regression in a breast cancer model.

These data supported the selection of SY-5609 as a development candidate for entry into IND-enabling preclinical studies. We expect to complete these studies during 2019 in order to support potential initiation of a Phase 1 clinical trial of SY-5609 in oncology patients in early 2020.

Other Programs

We currently have several other programs in our preclinical and discovery pipeline, including a CDK12/13 inhibitor program, a program directed to inhibitors of a macrophage target in immuno-oncology, and discovery programs related to a gene control target to treat sickle cell disease and in the field of cancer.

We are also using our platform to analyze gene expression programs in tumors and immune cells across various cancers and monogenic diseases to identify optimal points of therapeutic intervention in specific subsets of patients and to create a pipeline of novel product candidates targeting transcriptional and regulatory proteins. We are also using our platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered a target discovery, research collaboration and option agreement with Incyte in January 2018 under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms. See “—License and Collaboration Agreements–Incyte Corporation” below.

Research and Development Expense

During the years ended December 31, 2018, 2017 and 2016, our research and development expenses were $50.2 million, $41.9 million and $37.8 million, respectively. For additional information regarding our research and development expense as well as our revenues, operating loss, and total assets, see the sections of this report entitled, “Financial Statements” in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

Intellectual Property

We file patent applications directed to various compositions of matter, formulations and methods related to our product candidates and compounds in earlier stages of development, methods related to our gene control platform, and other commercially relevant inventions. As of December 31, 2018, we own five issued U.S. patents and 15 pending U.S. patent applications. Sixty-four corresponding applications are pending or granted in various jurisdictions outside the United States, including Europe, Japan, Australia, Canada and China, and we own nine applications that are pending in accordance with the Patent Cooperation Treaty, or PCT. In addition, as of December 31, 2018, we have exclusively licensed 11 issued U.S. patents and three pending U.S. utility applications. Nineteen corresponding applications are pending or granted in various jurisdictions outside the United States, including Europe, Japan, Australia, Canada and China. A significant portion of the patents and applications we own or license pertain to our product candidates that are in clinical or pre-clinical development, to methods of using them in the treatment of disease, and to methods of selecting patients for treatment based on biomarker expression.

Our intellectual property portfolio as of December 31, 2018 is further described below. For some of our pending patent applications, prosecution has yet to commence. Prosecuting patent applications to allowance is often a lengthy process, during which the scope of the claims initially submitted for examination by various patent offices is often significantly narrowed, and some claims may never be granted. It is possible that we will amend the claims of our pending patent applications to limit their scope. We may also elect to abandon some of our pending patent applications, particularly those pending outside of the United States, if we determine these applications do not have strategic significance to our programs or platform.

SY‑1425

The patent portfolio we own for SY‑1425 contains three issued U.S. patents, three pending U.S. patent applications, 22 applications pending or granted in countries other than the United States, including Europe, Japan, Australia, Canada and China, and two pending patent applications filed in accordance with the PCT. Generally, these patents and applications disclose methods of identifying and treating patients who are sensitive to RARα agonists, including SY-1425, based on the expression of certain biomarkers, including RARA and IRF8. The applications disclose methods of treating selected patients with SY-1425 alone or with a combination of SY-1425 and a second agent, such as azacitidine or daratumumab. One of our issued patents, U.S. Patent No. 9,845,508, covers methods of diagnosing and treating human patients suffering from non-APL AML by administering SY-1425; the patients are diagnosed based on the level of RARA messenger RNA, or mRNA, previously determined to be present in a sample of diseased cells from the subject. The granted claims of the second patent, U.S. Patent No. 10,167,518, cover methods of treating human subjects suffering from MDS. The diagnosis is again based on the level of RARA mRNA expression, and the subjects are treated with SY-1425. The third patent, U.S. Patent No. 9,868,994, covers methods of treating non-APL AML or MDS by administering SY-1425 to a patient when a defined sample obtained from the patient is determined to have an elevated level of IRF8 mRNA or elevated levels of both IRF8 and RARA mRNA. We believe these three U.S. patents are eligible for listing in the FDA’s “Orange Book.” These patents, as well as any additional patents that may grant from applications claiming the benefit of the same filing date as the currently granted patents, have statutory expiration dates no earlier than March 2036. Patent term extensions could result in later expiration dates.

In addition, we have an exclusive license from TMRC to practice the inventions claimed in two U.S. patents and five corresponding patents granted in Canada and Europe. The claims of the U.S. patents are directed to a tamibarotene capsule preparation, to a crystal form of tamibarotene, medicaments comprising that form, and methods of making it. The U.S. patent covering capsule preparations has a statutory expiration date in April 2028, and the U.S. patent related to the crystalline form has a statutory expiration date in August 2021. We do not have composition of matter patent protection with respect to SY-1425.

SY‑1365 and SY-5609

The patent portfolio we own for SY‑1365, SY-5609 and our other CDK7 inhibitors contains patents and patent applications generally directed to the inhibitors, pharmaceutical formulations containing them, and methods of making and using them, including their use in treating various biomarker-selected patient populations. As of December 31, 2018, we own two issued U.S. patents, five pending U.S. patent applications, 35 corresponding applications pending or granted in countries outside the United States, including Europe, Japan, Australia, Canada and China, and four pending applications filed in accordance with the PCT. We are also exclusively licensed to practice under two U.S. patents, and two corresponding applications remain pending in the United States. In addition, our license encompasses 11 pending applications in a number of other jurisdictions, including Europe, Japan, Australia and Canada, directed to this program. Any patent that has issued or will issue and that claims the benefit of the priority date of one or more of these patents or patent applications will have a statutory expiration date ranging from October 2034 to November 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

Of the two issued U.S. patents that we own, U.S. Patent No. 10,106,526 covers compounds and pharmaceutical compositions generically describing SY-1365, and U.S. Patent No. 10,059,690 specifically claims SY-1365 and pharmaceutical compositions containing SY-1365. These patents have a statutory expiration date of April 2035, not including available patent term extensions. A patent covering SY-5609 and pharmaceutical compositions containing SY-5609, if granted, would have a statutory expiration date of November 2039, not including available patent term adjustments or patent term extensions.

Other Programs

The intellectual property portfolio that relates to programs other than those described above contains patents and patent applications directed to compositions of matter for inhibiting transcription factors and immuno-oncology targets in multiple compound families, and methods of treating various diseases, including cancer and immunological diseases, through inhibition of specific transcription factor(s) or gene products. As of December 31, 2018, we own five U.S. provisional patent applications and three U.S. patent applications and are exclusively licensed to two issued U.S. patents directed to our other programs. The licensed U.S. patents have statutory expiration dates of July 2032 and November 2033. Any U.S. or non‑U.S. patents issuing from the pending applications or applications claiming priority to the pending applications covering transcription factor inhibitors, immuno-oncology target inhibitors or methods of treating disease by inhibition of transcription factors or gene products will have statutory expiration dates ranging from February 2031 to December 2038.

Platform

The patent portfolio directed to our platform includes patent applications and patents directed to super‑enhancers and their detection and uses thereof to detect novel disease targets. As of December 31, 2018, we own one pending U.S. patent application and one pending patent application in Europe directed to these technologies which, if issued, will have a statutory expiration date of March 2034. In addition, we have an exclusive license to one issued U.S. patent, one U.S. pending patent application and one pending patent application in Europe, directed to these technologies. The U.S. and foreign patent applications that we own are directed to the identification of new super‑enhancer components and methods of treating diseases by targeting those novel components, and if issued, will have a statutory expiration date no earlier than March 2034. The licensed U.S. patent has a statutory expiration date of October 2033 and the licensed pending applications directed to super‑enhancers and their detection and uses thereof to detect novel disease targets, if issued, will have a statutory expiration date no earlier than October 2033.

In most countries, including the United States, a patent expires 20 years from its earliest effective filing date. In the United States, a patent’s term may be lengthened to compensate for delays by the U.S. Patent and Trademark Office, or USPTO, in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. A patent that covers a therapeutic agent may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. See “—Government Regulation and Product Approvals—Marketing Authorization” below for additional information on such exclusivity. If and when our products receive approval by the FDA or regulatory agencies in other countries, we expect to apply for a patent term extension on an issued patent covering a given product, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the terms of any of our patents.

As with other biotechnology and pharmaceutical companies, our ability to exclude others from making, using, or selling our product candidates and other inventions will depend on our success in obtaining valid patent claims and enforcing those claims. One or more of our pending patent applications, and any that we may file or license from third parties in the future may not, however, proceed to grant as an issued patent. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any patent may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third‑party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide.

In addition to patents and pending patent applications, we rely upon unpatentable know‑how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing non‑competition, non‑solicitation, confidentiality, and invention assignment agreements with our employees, collaborators, scientific advisors and consultants as appropriate. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights.

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

Under the terms of the collaboration agreement, Incyte paid us $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding, or the pre-paid research amount. Our activities under this agreement are subject to a joint research plan and, subject to certain exceptions, Incyte is responsible for funding our activities under the research plan, including amounts in excess of the pre-paid research amount. Under the collaboration agreement, we are required to use commercially reasonable efforts to conduct the research services over a period commencing on the effective date of the collaboration agreement and ending upon the completion of specified target validation activities.

We are eligible to receive target selection milestone payments and option exercise fees of up to an aggregate of $54.0 million if Incyte selects the maximum number of targets for validation and exercises its options to obtain exclusive rights to collaboration intellectual property for therapeutic products directed to all seven validated targets. Should any therapeutic product be developed by Incyte against a target as to which Incyte has exercised its option to obtain exclusive rights to collaboration intellectual property, we will be eligible to receive milestone payments and, if approved and commercialized, royalty payments from Incyte. For each of the seven validated targets, we would become eligible to receive from Incyte a total of up to $50.0 million in development and regulatory milestone payments. If products arising from the collaboration are approved, we would become eligible to receive from Incyte, for each validated target, a total of up to $65.0 million in commercial milestone payments. Upon approval and commercialization of any therapeutic product resulting from the collaboration, we would become eligible to receive low single-digit royalties on net sales of such product.

The term of the collaboration agreement with Incyte will, unless terminated by a party early, expire when all royalty obligations for products arising from the collaboration expire. The agreement may be terminated by Incyte for convenience on sixty (60) days’ prior written notice to us, or by us on thirty (30) days’ written notice in the event Incyte or one of its affiliates or sublicensees challenges the validity or enforceability of certain patent rights controlled by us. The agreement may also be terminated by either of the parties on thirty (30) days’ prior written notice in the event of an uncured material breach of the agreement by the other party or immediately in the case of certain bankruptcy events. If the collaboration agreement is terminated by Incyte for material breach, then we must refund any unexpended pre-paid research amount. Incyte’s right to terminate for convenience and each party’s right to terminate for uncured material breach may be exercised either with respect to the agreement in its entirety or, as applicable, in relation to the relevant validated target and associated therapeutic products.

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

TMRC

In September 2015 we entered into, and in April 2016 we amended and restated, a license agreement with TMRC, which we refer to as the TMRC license agreement, pursuant to which TMRC granted us an exclusive license, with the right to sublicense, under TMRC patent rights, data, regulatory filings and other intellectual property for the North American and European development and commercialization of SY‑1425 (tamibarotene) products for the treatment of human cancer indications. Under the TMRC license agreement, we have agreed to pay TMRC single‑digit royalties based on net sales if TMRC’s patents cover our product and low single‑digit royalties based on net sales with respect to know‑how licensed by TMRC during a predefined royalty term, and to make payments to TMRC upon meeting specified clinical and regulatory milestones in an aggregate amount of approximately $13.0 million per indication, of which $1.0 million was paid in the third quarter of 2016 upon successful dosing of the first patient in our Phase 2 clinical trial of SY-1425. Under the TMRC license agreement, we must use commercially reasonable efforts to, among other things, commence development activities within one year, to develop SY‑1425 in at least one cancer indication, and, following marketing approval, to market the product. The license agreement expires on the expiration of the subject patent rights or 15 years after the date of first commercial sale of product, whichever is later. The TMRC license agreement may be terminated by either party if the other party is in breach and the breach is not cured within a required amount of time or if the other party is in bankruptcy. If we have reason to do so, we may also terminate the agreement after one year from the original effective date at our sole discretion.

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

SY‑1425

We plan to initially develop SY‑1425, our RARα agonist, for patients with AML. We intend to select patients for our clinical trials based on high‑levels of RARα as measured by our proprietary RARA and IRF8 biomarkers. We are aware of four new drugs approved by the FDA during 2018 for the treatment of AML or patient subsets within AML: ivosidenib, venetoclax, glasdegib and gilteritinib. SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., Roche, Actinium Pharmaceuticals, Inc., GlycoMimetics Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., MEI Pharma Inc. and Celgene Corporation. We are not aware of any selective RARα agonist programs that are in active clinical development.

SY‑1365

We are conducting a Phase 1 clinical trial of SY-1365 in patients with advanced solid tumors and have opened expansion cohorts in various ovarian and breast cancer populations as a single agent and in combination with standard-of-care therapies. We believe that SY‑1365 is the most advanced selective CDK7 inhibitor in clinical development. We are aware of an oral CDK7 inhibitor being developed by Carrick Therapeutics Ltd. that is in Phase 1/2 clinical development and of several other selective CDK7 inhibitor programs that we believe are in preclinical development, including programs from Aurigene Discovery Technologies Ltd., Ube Industries Ltd., Qurient Co. Ltd., and Beta Pharma, Inc. SY-1365 may face competition from these CDK7 inhibitors.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions such as the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:

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

•	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
•	payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and
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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, in April 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

If the FDA approves a new product, it may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

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

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies that must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced drug has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

The 21st Century Cures Act

In December 2016, President Obama signed the 21st Century Cures Act, or Cures Act, into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act, or PHSA, to reauthorize and expand funding for the NIH. The Cures Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

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

Healthcare Law and Regulation

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

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing •or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•

the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

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

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Insurance Coverage and Healthcare Reform

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President in December 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, in January 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California in October 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, in June 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, in May 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Review and Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU, generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or Clinical Trials Regulation, was adopted. The Regulation was published in June 2014 but is not expected to apply until the second half of 2019. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

Marketing Authorization

To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (i) a product-specific waiver, (ii) a class waiver or (iii) a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard.” The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances.” Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (i) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (ii) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the EU, which is commonly referred to as “Brexit.” Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

Sales and Marketing

We hold North American and European commercialization rights to SY‑1425 for all cancer indications, and worldwide rights to SY‑1365, SY-5609 and all of our other preclinical programs for all potential indications. Subject to receiving marketing approval, we intend to build a focused sales and marketing organization in the United States and potentially in Europe to sell our products. We believe that such an organization will be able to address the community of physicians who are key specialists in treating the patient populations for which our product candidates are being developed.

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

Employees

As of December 31, 2018, we had 76 full-time employees, including 36 employees with M.D. or Ph.D. degrees. Of these full-time employees, 57 employees are engaged in research and development activities and 19 employees are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

ITEM 1A.  RISK FACTORS

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $62.3 million, $54.0 million and $47.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $217.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

•

continue our planned clinical development activities with respect to SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is currently being evaluated in combination with azacitidine, a hypomethylating agent, in a Phase 2 clinical trial, SY-1365, a selective inhibitor of cyclin-dependent kinase 7, or CDK7, that is currently being evaluated as a single agent and in combination with standard-of-care therapies in a Phase 1 clinical trial in multiple ovarian and breast cancer populations, and SY-5609, an oral CDK7 inhibitor that is entering investigational new drug application, or IND, enabling studies;

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

We commenced operations in 2011. Our operations to date have been limited to financing and staffing our company, developing our gene control platform and conducting preclinical and early clinical research. We have not yet demonstrated an ability to advance a program into a late-stage clinical trial, obtain marketing approval for a product, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, develop companion diagnostic tests or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly with respect to our ongoing Phase 2 clinical trial of SY-1425 in combination with azacitidine and the development of a companion diagnostic test for use in identifying patients who may benefit from treatment with SY-1425, advance the ongoing clinical development of SY-1365 through Phase 1 expansion cohorts in ovarian and breast cancers, advance SY-5609 through IND-enabling studies, initiate new research, preclinical and clinical development efforts, and seek marketing approval for any product candidates and companion diagnostic tests that we or a vendor successfully develop. Moreover, under license agreements with various licensors, we are obligated to make milestone payments upon the successful completion of specified development and commercialization activities for products or product candidates covered by licensed intellectual property rights. In addition, if we obtain marketing approval for any product candidate that we may successfully develop, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our cash, cash equivalents and marketable securities as of December 31, 2018 will enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2020. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

•	the costs of acquiring potential new product candidates or technology;
•	the costs of any physician education programs relating to selecting and treating genomically defined patient populations;
•	the timing and amount of milestone and other payments due to licensors for patent and technology rights used in our gene control platform;
•	revenue received from commercial sales, if any, of our current and future product candidates;
•	our headcount growth and associated costs as we advance our research and development programs and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the costs of operating as a public company.

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

We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our current or any future product candidates in a late-stage clinical trial or in obtaining marketing approval thereafter. For example, although we have discovered and evaluated compounds using our novel gene control platform, we have not yet demonstrated sufficient safety or efficacy of any of our product candidates in clinical trials to warrant late-stage clinical development in the patient population studied.

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

We are conducting a Phase 2 clinical trial of SY-1425 in combination with azacitidine in genomically defined subsets of patients with newly-diagnosed acute myeloid leukemia, or AML, who are not suitable candidates for standard chemotherapy, identified using our RARA and IRF8 biomarkers. In addition, to support the development of a commercial companion diagnostic test for SY-1425, we are also enrolling in the trial newly diagnosed AML patients who are not suitable candidates for standard chemotherapy and who are biomarker-negative to further evaluate SY-1425 in combination with azacitidine. We anticipate reporting updated clinical data from this trial in the second half of 2019. We are also enrolling patients in expansion cohorts of our Phase 1 clinical trial evaluating SY-1365, alone and in combination with standard-of-care therapies, in multiple ovarian and breast cancer patient populations and we expect to report initial clinical data from these expansion cohorts in the fourth quarter of 2019. We expect to announce additional clinical data from our ongoing and planned trials in 2020. Our anticipated time to data in our clinical trials and the quantity of data to be presented from these trials is and will continue to be subject to our continued ability to recruit eligible patients and the satisfaction by patients of other eligibility criteria for participation in the trial. In the case of SY-1425, our time to data is also dependent on the prevalence of patients with the RARA and IRF8 biomarkers, and the impact of new product approvals in the AML field. The rate of patient enrollment in the trial is difficult to predict. As a result, there can be no assurance that we will enroll or have data from the trial when we anticipate.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is also possible that, even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. For example, in December 2017 we reported data from our Phase 2 clinical trial evaluating SY-1425 as a single agent in genomically defined subsets of patients with relapsed or refractory AML and higher risk myelodysplastic syndrome, or MDS. While biological and clinical activity was observed in certain patients enrolled in the trial, the data were not sufficiently robust to warrant further development of SY-1425 as a single agent in these patient populations and we elected to cease further development in the portions of our Phase 2 clinical trial evaluating SY-1425 as a single agent. We face a similar risk of failure in our ongoing evaluation of SY-1425 in combination with azacitidine. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, SY-1425, SY-1365 or any future product candidates that we may develop could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Because gene control techniques are relatively new, side effects from gene control approaches may be unpredictable. Tamibarotene, the active ingredient in SY-1425, has been observed to be associated with adverse events, such as mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. Furthermore, retinoids such as SY-1425 may cause birth defects and therefore may carry a warning on their label. Other examples of retinoids, a class of chemical compounds that are related to vitamin A, include all trans retinoic acid (also known as ATRA), Retin-A, retinol (found in over-the-counter skin creams), isotretinoin and bexarotene. In addition, our experience administering SY-1365 to humans has been limited to date, so the safety profile that SY-1365 will demonstrate in human clinical trials remains uncertain. We are evaluating the administration of tamibarotene in combination with azacitidine in patients with AML. We are also evaluating SY-1365 in combination with carboplatin in patients with ovarian cancer and fulvestrant in patients with metastatic breast cancer. We cannot predict at this time whether the combination of our product candidates with another product, or with any premedication administered to mitigate potential side effects, will be well tolerated by patients in clinical studies or that any unexpected adverse events or undesirable side effects will not occur. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

If we, or any future collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of our current product candidates or any future product candidates that we, or any future collaborators, may develop, potential clinical development, marketing approval or commercialization of our product candidates could be delayed or prevented.

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of our current product candidates or any future product candidates that we, or any future collaborators, may develop, including:

•

regulators or institutional review boards may not authorize us, any future collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or any future collaborators, may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	clinical trials of our product candidates may produce unfavorable or inconclusive results;
•	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;
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

Because we have limited financial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, in December 2018 we reported data from a pilot cohort of our Phase 2 clinical trial of SY-1425 evaluating the safety and efficacy of SY-1425 in combination with daratumumab, an anti-CD38 antibody approved for the treatment of multiple myeloma. While we reported that SY-1425 in combination with daratumumab was generally well tolerated with no evidence of increased toxicities, and that eight of nine evaluable patients had increased CD38 expression in myeloid blast cells, this expression increased to levels exceeding those of a multiple myeloma cell line in only two of those patients. In order to focus our SY-1425 development activities on the ongoing combination with azacitidine, we announced in January 2019 our portfolio prioritization decision not to pursue further development of SY-1425 in combination with daratumumab beyond completion of this pilot cohort.

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

We do not have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to build focused capabilities to commercialize development programs for certain indications where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. The development of sales, marketing and distribution capabilities will require substantial resources, will be time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

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

We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs. For example, we are aware of four new drugs approved by the FDA in 2018 for the treatment of AML or patient subsets within AML: ivosidenib, venetoclax, glasdegib and gilteritinib. SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., Roche, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., MEI Pharma, Inc., and Celgene Corporation. In addition, we are aware of an oral CDK7 inhibitor being developed by Carrick Therapeutics Ltd. that is currently being evaluated in a Phase 1/2 clinical trial and several other selective CDK7 inhibitor programs that we believe are in preclinical development, including programs from Aurigene Discovery Technologies Ltd., Ube Industries Ltd., Qurient Co. Ltd., and Beta Pharma, Inc. SY-1365 may face competition from these CDK7 inhibitors. There is also significant competition in the field of ovarian cancer. For example, AstraZeneca plc has recently reported positive data on its PARP inhibitor, olaparib, in this disease, and we are aware of late-stage clinical programs in ovarian cancer being conducted by such companies as Pfizer, Inc., ImmunoGen, Inc., Tesaro, Inc. Roche, Vascular Biogenics Ltd., AbbVie Inc., Clovis Oncology, Inc. and Merck Sharp & Dohme Corp. HR+ breast cancer is also a competitive field, with indication expansion activities being conducted by Pfizer, Inc., Novartis AG and Eli Lilly & Co. for their respective CDK4/6 inhibitors, and with PI3K inhibitors such as alpelisib. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply of bulk drug substance or drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

To the extent that we enter into collaborations with third parties for the development and commercialization of any product candidates, our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

We expect to enter into collaborations for the development and commercialization of one or more product candidates we may develop, or to use our gene control platform to identify and validate targets in diseases beyond our current areas of focus, as we have with Incyte in the field of myeloproliferative neoplasms. To the extent we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any collaborators' abilities to successfully perform the functions assigned to them in these arrangements. In addition, collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator's evaluation of a number of factors. Those factors may include the potential differentiation of our product candidates from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We are party to several license agreements under which we license patent rights and other intellectual property related to or business, including the TMRC license agreement, pursuant to which we were granted a license under specified patent rights, data, regulatory filings and other intellectual property for the North American and European development and commercialization of SY-1425 for the treatment of human cancer indications. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

We do not have composition of matter patent protection with respect to SY-1425.

We own certain patents and patent applications with claims directed to specific methods of using SY-1425 and we expect to have marketing exclusivity from the FDA and EMA for a period of no less than five and ten years, respectively, because tamibarotene, the active pharmaceutical ingredient of SY-1425, has not been approved in these markets. Composition of matter patent protection in the United States and elsewhere covering SY-1425 has expired, however. We may be limited in our ability to list our method patents in the FDA’s Orange Book if the use of our product, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the manufacture of SY-1425 and/or method of use patents. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compounds not covered by the method of use patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product's labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses of a generic version of SY-1425 that are not covered by our patents would limit our ability to generate revenue from the sale of SY-1425, if approved for commercial sale. In addition, any off-label use of a generic version of SY-1425 would limit our ability to generate revenue from the sale of SY-1425, if approved for commercial sale.

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

We currently have rights to certain intellectual property, through ownership or licenses from third parties, to develop and commercialize SY-1425 for human cancers in North America and Europe, and SY-1365 for all potential uses worldwide. Because our programs may require the use of proprietary rights by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for any product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Pursuant to the terms of some of our license agreements with third-parties, some of our third-party licensors have the right, but not the obligation, in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors, and cannot guarantee that we would receive it and on what terms. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection, or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent's claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

In addition, the USPTO continues to modify its guidelines regarding subject matter eligibility, a process that began with decisions rendered in Association for Molecular Pathology v. Myriad Genetics, Inc.; BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litigation; and Promega Corp. v. Life Technologies Corp. Those court decisions have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Moreover, such proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Moreover, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and the Centers for Medicare & Medicaid Services, or CMS, have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Furthermore, since January 2017 President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

We plan to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

In addition, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Trump Administration indicated that the U.S. Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our internal computer systems, or those of any collaborators or contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures and certain data recovery measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations, for us or those third parties with which we contract, could result in a material disruption of our product development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities, our competitive position could be harmed and the further development and commercialization of our product candidates may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

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

We are highly dependent on the pharmaceutical research and development and business development expertise of Nancy Simonian, M.D., our president and chief executive officer; Joseph J. Ferra, Jr., our chief financial officer; Eric R. Olson, Ph.D., our chief scientific officer; Gerald E. Quirk, Esq., our chief legal and administrative officer; David A. Roth, M.D., our chief medical officer; and Jeremy P. Springhorn, Ph.D., our chief business officer. Each of our executive officers is employed "at will," meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason.

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to an increased incidence of securities class action litigation. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We have elected to take advantage of certain of the reduced reporting obligations. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards of $187.5 million and $189.6 million, respectively, and federal and state research and development tax credit carryforwards of $8.8 million and $2.3 million, respectively. Our net operating loss carryforwards generated prior to 2018 will generally expire at various dates through 2037. These carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, federal net operating losses generated after 2017 have an indefinite carryover period, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

The comprehensive tax reform bill enacted in 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law that the Tax Cuts and Jobs Act of 2017, which significantly revised the Internal Revenue Code of 1986, as amended. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the Tax Cuts and Jobs Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently occupy approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires on October 31, 2020. We have an option to extend the lease term for five additional years. In January 2019, we entered into a lease with respect to approximately 52,859 rentable square feet of office and laboratory space in Cambridge, Massachusetts that expires on February 28, 2030. We plan to move the entirety of our operations from our current facility to the new facility in the fourth quarter of 2019. We believe that our office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “SYRS” on the Nasdaq Global Select Market and has been publicly traded since June 30, 2016. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 28, 2019, there were approximately 40 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from June 30, 2016 (the first date that shares of our common stock were publicly traded) through December 31, 2018, which was the last trading day of the year. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on June 30, 2016, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 from audited financial statements that are not included in this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except for per share data)
Statements of operations data:
Revenue	$2,050	$1,101	$317	$317	$—
Operating expenses:
Research and development	50,182	41,896	$37,817	24,408	10,923
General and administrative	16,164	13,891	$10,463	5,729	2,512
Total operating expenses	66,346	55,787	48,280	30,137	13,435
Loss from operations	(64,296)	(54,686)	(47,963)	(29,820)	(13,435)
Other income (expense), net	2,017	676	220	2	4
Net loss	$(62,279)	$(54,010)	$(47,743)	$(29,818)	$(13,431)
Net loss per share applicable to common stockholders - basic and diluted (1)	$(1.91)	$(2.13)	$(4.05)	$(17.55)	$(10.26)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted (1)	32,656,237	25,406,845	12,696,414	1,980,286	1,525,018

	As of December 31,
	2018	2017	2016	2015
	(in thousands)
Balance sheet data:
Cash, cash equivalents and marketable securities	$99,679	$72,049	$83,593	$35,909
Working capital (2)	82,205	60,746	75,941	28,493
Total assets	106,766	78,488	91,323	43,631
Convertible preferred stock (3)	—	—	—	82,013
Total stockholders’ equity (deficit)	78,586	65,324	80,602	(47,964)

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
(3)

On July 6, 2016, upon the closing of the initial public offering of our common stock, all of the then-outstanding shares of our convertible preferred stock converted into 15,988,800 shares of common stock.

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

Overview

We are a biopharmaceutical company pioneering the understanding of the non-coding regulatory region of the genome to advance a new wave of medicines that control the expression of genes. We have built a proprietary platform that is designed to systematically and efficiently analyze this unexploited region of DNA to identify and drug novel targets linked to genomically defined patient populations. Because gene expression is fundamental to the function of all cells, we believe that our gene control platform has broad potential to create medicines that achieve profound and durable benefit across a range of diseases. We are currently focused on developing treatments for cancer and diseases resulting from mutations of a single gene, also known as monogenic diseases, and building a pipeline of gene control medicines.

Our lead product candidates are:

•

SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is currently being evaluated in combination with azacitidine, a hypomethylating agent frequently used to treat acute myeloid leukemia, or AML, patients in a Phase 2 clinical trial in genomically defined subsets of patients with AML;

•

SY-1365, a selective inhibitor of cyclin-dependent kinase 7, or CDK7, that is currently being evaluated in a Phase 1 clinical trial in patients with advanced solid tumors, including multiple ovarian and breast cancer patient populations as a single agent and in combination with standard-of-care therapies; and

•	SY-5609, a novel CDK7 inhibitor that can be administered orally, which is being evaluated in investigational new drug application, or IND, enabling preclinical studies.

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in a cohort of approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy. All patients enrolled or to be enrolled in this cohort of the trial in support of our primary efficacy analyses have been or will be prospectively selected using our proprietary RARA or IRF8 biomarkers. In addition, to support the development of a commercial companion diagnostic test for SY-1425, we are evaluating SY-1425 in combination with azacitidine in a cohort of approximately 25 newly diagnosed AML patients who are not suitable candidates for standard chemotherapy and who are biomarker-negative.

At the American Society of Hematology Annual Meeting held in December 2018, or ASH 2018, we reported data from these cohorts of the Phase 2 clinical trial as of an October 29, 2018 data cut-off, and we continue to enroll and follow patients in the trial. As of the data cut-off, 11 biomarker-positive and eight biomarker-negative patients had been enrolled in the trial. Of the biomarker-positive patients, ten were evaluable for safety and eight were also evaluable for clinical responses. Of the biomarker-negative patients, seven were evaluable for safety and six were evaluable for clinical responses. We reported at ASH 2018 that SY-1425 in combination with azacitidine had been generally well-tolerated, with no evidence of increased toxicities, and that adverse events had been consistent with what has previously been seen with SY-1425 and azacitidine as single agents in AML. We also reported that the aggregate rate of complete response and complete response with incomplete blood count recovery, as defined by Revised International Working Group, or IWG, criteria, as of the data cut-off was 50% and the overall response rate using IWG criteria was 63%, in each case in response-evaluable patients enrolled in the biomarker-positive cohort of the trial. Most of the initial responses reported were seen at the end of the first treatment cycle. Single-agent azacitidine has shown response rates of 18-29% in newly-diagnosed AML patients who are not suitable candidates for chemotherapy, with initial responses generally occurring after four cycles of treatment in most patients who respond. We also reported at ASH 2018 an overall response rate of 17% as of the data cut-off in response-evaluable patients enrolled in the biomarker-negative cohort. While data from this cohort are less mature (because enrollment in this cohort started later than the biomarker-positive cohort), we believe that the difference in the observed overall response rates as of the cut-off date supports the potential predictive value of the RARA and IRF8 biomarkers for identifying patients most likely to respond to SY-1425. We expect to complete enrollment in the biomarker-positive cohort of the trial in mid-2019 and to report updated clinical data in the second half of 2019. We also plan to expand this trial in the third quarter of 2019 to include an assessment of the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 biomarker-positive patients with relapsed or refractory AML, and expect to report initial data on these patients in 2020.

We also reported data at ASH 2018 from a pilot cohort of our Phase 2 clinical trial of SY-1425 evaluating the safety and efficacy of SY-1425 in combination with daratumumab, an anti-CD38 antibody approved for the treatment of multiple myeloma, in biomarker-positive patients with relapsed or refractory AML or higher-risk myelodysplastic syndrome, or MDS. Specifically, we reported that SY-1425 in combination with daratumumab was generally well tolerated with no evidence of increased toxicities, and that, while eight of nine evaluable patients had increased CD38 expression in myeloid blast cells, this expression increased to levels exceeding those of a multiple myeloma cell line in only two of those patients. In January 2019, we reported that we made a portfolio prioritization decision not to pursue further development of SY-1425 in combination with daratumumab beyond completion of this pilot cohort, which is closed to further enrollment.

In September 2018, we opened the expansion portion of our Phase 1 clinical trial evaluating the safety and clinical activity of SY-1365 in multiple ovarian cancer populations as a single agent as well as in combination with carboplatin, a chemotherapeutic agent, following completion of the dose-escalation portion of the trial. The high-grade serous ovarian cancer populations being evaluated include a 24-patient cohort evaluating SY-1365 as a single agent in patients who have relapsed after three or more prior therapies and a 24-patient cohort evaluating SY-1365 in combination with carboplatin in patients who relapsed after one or more prior therapies but who may still benefit from additional platinum-based treatment. We expect that a new 12-patient pilot cohort evaluating SY-1365 as a single agent in patients with recurrent ovarian clear cell cancer will be open for enrollment in the second quarter of 2019. We have stopped enrollment in a previously announced pilot cohort evaluating SY-1365 in patients with primary platinum-refractory ovarian cancer due to the recent approval of a new therapy in this indication that we believe will result in fewer patients meeting the strict clinical definition of “primary platinum refractory”. We are also evaluating SY-1365 in combination with fulvestrant, a hormonal medicine, in approximately 12 patients with hormone-receptor positive, or HR+, HER2-negative metastatic breast cancer who have previously been treated with a CDK4/6 inhibitor plus an aromatase inhibitor. In addition, we are evaluating the mechanism of action of SY-1365 as a single agent in approximately 30 patients with any solid tumor accessible for biopsy. We plan to report initial clinical data from the expansion portion of our Phase 1 clinical trial in the fourth quarter of 2019. We expect these data to include initial safety assessments from the cohort evaluating SY-1365 in combination with carboplatin, as well as initial safety and efficacy assessments from the cohort evaluating SY-1365 in patients who have relapsed after three or more prior therapies and in patients with any solid tumor accessible for biopsy. We expect to report initial data from the other cohorts of the trial, including the recurrent ovarian clear cell cancer cohort, in 2020.

In November 2018, we reported data as of October 15, 2018 from the dose-escalation portion of the Phase 1 clinical trial of SY-1365 at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium, or ENA 2018, which demonstrated proof-of mechanism at tolerable doses in patients with advanced solid tumors. Specifically, we reported that SY-1365 demonstrated dose-dependent effects on CDK7 occupancy and downstream gene expression changes in blood cells. In addition, we reported that adverse events occurring in the dose-escalation portion of the trial were predominantly low-grade, reversible and generally manageable and that a maximum tolerated dose was not defined. We also reported that clinical activity per Response Evaluation Criteria in Solid Tumors 1.1 criteria was observed in seven of the 19 patients (37%) who were evaluable for clinical responses, including one patient with recurrent ovarian clear cell cancer in her fourth relapse who had a confirmed partial response after two cycles of treatment at an 80 mg/m2 twice weekly dose. This patient remained in a partial response at an assessment after six cycles of treatment. Six additional patients had stable disease lasting between 50 and 127 days. Most of these patients received doses of SY-1365 equal to or greater than 32 mg/m2. Based on these data, we initiated the expansion cohorts of the Phase 1 clinical trial at 53 and 80 mg/m2, and we are exploring once and twice weekly treatment regimens.

In November 2018, we designated SY-5609 as a development candidate to enter IND-enabling preclinical studies. We expect to complete these studies during 2019 in order to support potential initiation of a Phase 1 clinical trial of SY-5609 in oncology patients in early 2020.

We currently have several other programs in our preclinical and discovery pipeline, including a CDK12/13 inhibitor program, a program directed to inhibitors of a macrophage target in immuno-oncology, and discovery programs related to a gene control target to treat sickle cell disease and in the field of cancer. We have and are continuing to use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered into a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018 under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2018 we recognized approximately $2.1 million of revenue, all of which is attributable to our collaboration agreement with Incyte. For the year ended December 31, 2017, we recognized $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in March 2017 in accordance with its terms.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including development of our gene control platform and the development of product candidates, which include:

•	employee-related expenses, including salaries and benefits;
•	stock-based compensation expense;
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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
SY-1425 external costs	$6,901	$9,227	$7,940
SY-1365 and other CDK7 program external costs	18,234	8,289	8,129
Other research and platform program external costs	6,971	8,161	7,184
Employee-related expenses, including stock-based compensation	13,957	11,719	11,214
Facilities and other expenses	4,119	4,500	3,350
Total research and development expenses	$50,182	$41,896	$37,817

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

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest, amortization of premiums and discounts on our investments in marketable securities, net of interest expense related to our equipment financing arrangements.

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

Revenue

To date our only revenue has consisted of collaboration and license revenue. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2018, we recognized approximately $2.1 million of revenue, all of which was attributable to our target discovery collaboration with Incyte. For the years ended December 31, 2017 and 2016, we recognized $1.1 million and $0.3 million of revenue, respectively, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in accordance with its terms in March 2017.

On January 1, 2018, we adopted Accounting Standards Codification, or ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method and applied the new standard to contracts that have not been completed as of the January 1, 2018 adoption date. As of the January 1, 2018 adoption date, we did not have any contracts that were not yet completed.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

(i)	identify the contract(s) with a customer;

(ii)	identify the performance obligations in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations in the contract; and

(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

From time to time, we may enter into agreements that are within the scope of ASC 606. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Each of these payments would result in license and collaboration revenues, except for revenues from royalties on net sales of licensed products, which will be classified as royalty revenues.

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, we apply the five-step model described above.

Research and Development Expenses

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of our gene control platform and product candidates. Research and development costs include salaries and benefits, materials and supplies, external research, preclinical and clinical development expenses, stock-based compensation expense and facilities costs. Facilities costs primarily include the allocation of rent, utilities, depreciation and amortization.

In certain circumstances, we are required to make nonrefundable advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the nonrefundable advance payments are deferred and capitalized, even when there is no alternative future use for the research and development, until related goods or services are provided.

We record accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the work being performed, including the phase or completion of the event, invoices received and costs. Significant judgements and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

We may in-license the rights to develop and commercialize product candidates. For each in-license transaction, we evaluate whether we have acquired processes or activities along with inputs that would be sufficient to constitute a “business” as defined under U.S. GAAP. A “business” as defined under U.S. GAAP consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When we determine that we have not acquired sufficient processes or activities to constitute a business, any up-front payments, as well as milestone payments, are immediately expensed as acquired research and development in the period in which they are incurred.

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock and stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Grants of restricted stock and stock options to other service providers, referred to as non-employees, are required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. We estimate the fair value of options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, we were a private company and, therefore, lack company-specific historical and implied volatility information. As a result, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We use the value of our common stock to determine the fair value of restricted stock awards.

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

For stock-based awards that contain performance-based milestones, we record stock-based compensation expense in accordance with the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. For certain of our performance-based awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. Compensation expense for such awards is recognized over the six-year vesting period unless management determines that the achievement of any performance-based milestones are probable, in which case expense is accelerated.

We have computed the fair value of stock options at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Weighted-average risk-free interest rate	2.56%	2.07%	1.36%
Expected dividend yield	—%	—%	—%
Expected option term (in years)	6.04	6.05	5.98
Volatility	90.26%	87.83%	85.39%

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2018	2017	Dollar Change	% Change
Statements of Operations Data:
Revenue	$2,050	$1,101	$949	86%
Operating expenses:
Research and development	50,182	41,896	8,286	20%
General and administrative	16,164	13,891	2,273	16%
Total operating expenses	66,346	55,787	10,559	19%
Other income, net	2,017	$676	1,341	198%
Net loss	$(62,279)	$(54,010)	$8,269	15%

Revenue

For the year ended December 31, 2018, we recognized approximately $2.1 million of revenue, all of which is attributable to our target discovery collaboration with Incyte. For the year ended December 31, 2017, we recognized $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in accordance with its terms in March 2017.

Research and Development Expense

Research and development expense increased by approximately $8.3 million, or 20% , from $41.9 million for the year ended December 31, 2017 to $50.2 million for the year ended December 31, 2018. The following table summarizes our research and development expenses for the years ended December 31, 2018 and 2017, together with the changes to those items in dollars (in thousands):

	Year Ended December 31,
	2018	2017	Dollar Change	% Change
External research and development	$30,255	$23,785	$6,470	27%
Employee-related expenses, excluding stock-based compensation	11,545	10,053	1,492	15%
Stock-based compensation	2,412	1,666	746	45%
Consulting, licensing and professional fees	1,851	1,892	(41)	-2%
Facilities and other expenses	4,119	4,500	(381)	-8%
Total research and development expenses	$50,182	$41,896	$8,286	20%

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $6.5 million, or 27%, for external research and development costs, including a $7.5 million increase in contract manufacturing costs and $0.5 million increase in clinical management costs, offset by a $1.5 million decrease in external preclinical and supporting research and development costs;

•	an increase of approximately $1.5 million, or 15%, for increased personnel related expenses, including increased salary and benefits primarily due to our increased headcount;
•

an increase of approximately $0.7 million, or 45%, for stock-based compensation also primarily due to our increased headcount and the acceleration of certain performance-based stock options associated with entry into our target discovery collaboration with Incyte in January 2018; and

•

a decrease of approximately $0.4 million, or 8%, in allocable costs for facilities, recruiting and other costs that were incurred during the year ended December 31, 2017, that did not reoccur during the year ended December 31, 2018.

General and Administrative Expense

General and administrative expense increased by approximately $2.3 million, or 16% from $13.9 million for the year ended December 31, 2017 to $16.2 million for the year ended December 31, 2018. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation, primarily due to our increased headcount period over period and the acceleration of certain performance-based stock options associated with entry into our target discovery collaboration with Incyte in January 2018.

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest, amortization of premiums and discounts on marketable securities, net of interest expense related to our equipment financing arrangements. The increase in other income, net, from the year ended December 31, 2017 to the year ended December 31, 2018 is due to the increased level of cash, cash equivalents and marketable securities attributable to our capital-raising activities during 2018.

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

Revenue

In November 2014, we entered into a research agreement with a multinational pharmaceutical company for purposes of mapping immune cell super-enhancers and transcriptional targets in autoimmune disease. Under the research agreement, we were responsible for the conduct of all activities under separate projects, as defined in the research agreement. We recognized revenue on a completed performance basis for each project performed under the agreement. We recognized revenue of $1.1 million and $0.3 million during the years ended December 31, 2017 and December 31, 2016, respectively. The agreement with the multinational pharmaceutical company expired in March 2017 in accordance with its terms.

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

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest, amortization of premiums and discounts on marketable securities, net, of interest expense related to our equipment financing arrangement. The increase in other income from the year ended December 31, 2016 to the year ended December 31, 2017 is due to a full year of investing activities in 2017, as we started investing in marketable securities beginning in October 2016.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through December 31, 2018 primarily through the sale of equity securities and research agreements with third parties, including our collaboration with Incyte.

On July 20, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $225.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on July 31, 2017. Further, in July 2017, we entered into an at-the-market sales agreement with Cowen & Company, LLC, or Cowen, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to such universal shelf registration statement. As of December 31, 2018, we had $33.4 million remaining for issuance under the sales agreement.

During the year ended December 31, 2018, we raised aggregate proceeds of approximately $16.6 million pursuant to our at-the-market sales agreement with Cowen.

In February 2018, we raised aggregate gross proceeds of $46.0 million in a public offering effected through our shelf registration statement, before deducting underwriting discounts and commissions.

As of December 31, 2018, $162.4 million of securities remained available for issuance under the shelf registration statement.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of approximately $99.7 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(40,315)	$(44,729)	$(40,536)
Investing activities	(10,643)	(15,591)	(27,342)
Financing activities	69,084	33,937	90,557
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,126	$(26,383)	$22,679

Net Cash Used in Operating Activities

The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $40.3 million during the year ended December 31, 2018, compared to $44.7 million during the year ended December 31, 2017. The decrease in cash used in operating activities was primarily due to proceeds received upon entry into the Incyte target discovery collaboration during the year ended December 31, 2018.

Net cash used in operating activities was $44.7 million during the year ended December 31, 2017, compared to $40.5 million during the year ended December 31, 2016. The increase in cash used in operating activities was primarily due to an increase in net loss of $6.3 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10.6 million during the year ended December 31, 2018, compared to $15.6 million during the year ended December 31, 2017. The decrease in cash used in investing activities was primarily due to net purchases of marketable securities of $9.3 million during the year ended December 31, 2018, compared to net purchases of marketable securities of $14.8 million during the year ended December 31, 2017, as well as purchases of property and equipment of $1.4 million during the year ended December 31, 2018, as compared to purchases of property and equipment of $0.8 million during the year ended December 31, 2017.

Net cash used in investing activities was $15.6 million during the year ended December 31, 2017, compared to $27.3 million during the year ended December 31, 2016. The decrease in cash used in investing activities was primarily due to net purchase of marketable securities of $14.8 million during the year ended December 31, 2017, as compared to net purchases of marketable securities of $25.0 million during the year ended December 31, 2016, as well as $0.8 million of purchases of property and equipment during the year ended December 31, 2017, as compared to purchases of property and equipment of $2.3 million during the year ended December 31, 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $69.1 million during the year ended December 31, 2018, compared to net cash provided by financing activities of $33.9 million during the year ended December 31, 2017. Cash provided by financing activities for the year ended December 31, 2018 was primarily due to net proceeds of $42.8 million from the sale of our common stock in an underwritten public offering in February 2018, $1.4 million in proceeds from our February 2018 private placement, $7.7 million in proceeds attributable to the equity investment made by Incyte in connection with entry into our target discovery collaboration, $16.6 million in proceeds through the use of our at-the-market sales facility, and $0.6 million from the exercise of employee stock options, offset by payments under our capital lease obligations. Net cash provided by financing activities for the year ended December 31, 2017 was primarily attributable to the private placement of our common stock for gross proceeds of $35.0 million in April 2017, resulting in net proceeds of $32.6 million and $1.8 million from the exercise of employee stock options.

Net cash provided by financing activities for the year ended December 31, 2016 was $90.6 million primarily due to the issuance of $50.5 million in common stock in connection with the IPO in July 2016, as well as the issuance of $39.8 million in a preferred stock financing in January 2016.

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

We believe that our cash, cash equivalents and marketable securities as of December 31, 2018 will enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2020. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As December 31, 2018, we have capital leases for office equipment that end in March 2021 and May 2023. Additionally, we lease office space at 620 Memorial Drive in Cambridge, Massachusetts under a non-cancellable operating lease that expires in October 2020. The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2018:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Capital lease payments	$33	$10	$16	$7	$—
Operating lease payments	2,455	1,325	1,130	—	—
Total	$2,488	$1,335	$1,146	$7	$—

For clarity, the table above excludes contractual commitments related to the facility lease that we entered into in January 2019 (see Note 10).

We enter into agreements in the normal course of business with our contract research organizations and institutions to license intellectual property. We have not included these future payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 to 90 days prior written notice.

Under the TMRC license agreement, we may make additional payments upon the successful achievement of pre-specified clinical and regulatory milestones in an aggregate amount of approximately $13.0 million per indication. In May 2016, we paid TMRC $0.5 million representing the balance of the remaining upfront license fee, and in September 2016, we made a $1.0 million milestone payment to TMRC upon the successful dosing of the first patient in our Phase 2 clinical trial of SY-1425.

We also entered into a supply arrangement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. During the year ended December 31, 2017, we paid TMRC $0.4 million in payments related to this agreement. No payments were made under this supply management arrangement during the year ended December 31, 2018.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2018, we had no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYROS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Syros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syros Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.

Adoption of ASC 606

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

March 7, 2019

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$49,886	$32,205
Marketable securities	49,793	39,844
Prepaid expenses and other current assets	1,417	917
Restricted cash, current portion	638	193
Total current assets	101,734	73,159
Property and equipment, net	3,861	3,938
Other long-term assets	881	1,101
Restricted cash, net of current portion	290	290
Total assets	$106,766	$78,488
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,309	$2,283
Accrued expenses	13,893	9,728
Deferred revenue, current portion	1,926	—
Deferred rent, current portion	392	355
Capital lease obligations, current portion	9	47
Total current liabilities	19,529	12,413
Deferred rent, net of current portion	353	745
Deferred revenue, net of current portion	8,276	—
Capital lease obligations, net of current portion	22	6
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2018 and December 31, 2017; 0 shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2018 and December 31, 2017; 33,765,864 and 26,423,375 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	34	26
Additional paid-in capital	296,100	220,606
Accumulated other comprehensive loss	(3)	(42)
Accumulated deficit	(217,545)	(155,266)
Total stockholders' equity	78,586	65,324
Total liabilities and stockholders' equity	$106,766	$78,488

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2018	2017	2016
Revenue	$2,050	$1,101	$317
Operating expenses:
Research and development	50,182	41,896	37,817
General and administrative	16,164	13,891	10,463
Total operating expenses	66,346	55,787	48,280
Loss from operations	(64,296)	(54,686)	(47,963)
Other income, net	2,017	676	220
Net loss	$(62,279)	$(54,010)	$(47,743)
Accrued dividends on preferred stock	—	—	(3,681)
Net loss applicable to common stockholders	(62,279)	(54,010)	(51,424)
Net loss per share applicable to common stockholders- basic and diluted	$(1.91)	$(2.13)	$(4.05)
Weighted-average number of common shares used in net loss per share applicable to common stockholders- basic and diluted	32,656,237	25,406,845	12,696,414

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Net loss	$(62,279)	$(54,010)	$(47,743)
Other comprehensive gain (loss):
Unrealized holding gains (losses) on marketable securities	39	(33)	(9)
Comprehensive loss	$(62,240)	$(54,043)	$(47,752)

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands except share data)

	Series A Convertible		Series B Convertible					Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional	Other		Stockholders’
	# of		# of		# of	Par	Paid-In	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	30,350,000	$29,015	16,893,931	$52,998	2,363,018	$2	$5,547	$—	$(53,513)	$(47,964)
Issuance of Series B convertible preferred stock, net of issuance costs of $206	—	—	12,714,150	39,794	—	—	—	—	—	—
Conversion of Series A convertible preferred stock into common stock	(30,350,000)	(29,015)	—	—	8,093,326	8	29,007	—	—	29,015
Conversion of Series B convertible preferred stock into common stock	—	—	(29,608,081)	(92,792)	7,895,474	8	92,784	—	—	92,792
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	429,070	—	395	—	—	395
Issuance of common stock under initial public offering, net of issuance costs of $7.6 million	—	—	—	—	4,600,000	5	49,877	—	—	49,882
Stock-based compensation expense	—	—	—	—	—	—	4,234	—	—	4,234
Other comprehensive loss	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	(47,743)	(47,743)
Balance at December 31, 2016	—	$—	—	$—	23,380,888	$23	$181,844	$(9)	$(101,256)	$80,602
Exercise of stock options and vesting of restricted stock awards	—	—	—	—	449,896	—	1,799	—	—	1,799
Issuance of common stock through private placement, net of issuance costs of $2.4 million	—	—	—	—	2,592,591	3	32,544	—	—	32,547
Stock-based compensation expense	—	—	—	—	—	—	4,419	—	—	4,419
Other comprehensive loss	—	—	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	—	—	(54,010)	(54,010)
Balance at December 31, 2017	—	$—	—	$—	26,423,375	$26	$220,606	$(42)	$(155,266)	$65,324
Exercise of stock options	—	—	—	—	214,533	—	626	—	—	626
Issuance of common stock pursuant to Stock Purchase Agreement, net of issuance costs of $100	—	—	—	—	793,021	1	7,647	—	—	7,648
Issuance of common stock in underwritten public offer, net of issuance costs of $3.3 million	—	—	—	—	4,816,753	6	42,694	—	—	42,700
Issuance of common stock through private placement	—	—	—	—	144,505	—	1,380	—	—	1,380
Issuance of common stock at-the-market, net of issuance costs of $107	—	—	—	—	1,373,677	1	16,537	—	—	16,538
Stock-based compensation expense	—	—	—	—	—	—	6,610	—	—	6,610
Other comprehensive gain	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	(62,279)	(62,279)
Balance at December 31, 2018	—	$—	—	$—	$33,765,864	$34	$296,100	$(3)	$(217,545)	$78,586

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2018	2017 (As Adjusted)	2016 (As Adjusted)
Operating activities
Net loss	$(62,279)	$(54,010)	$(47,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,604	1,527	1,273
Loss on disposal of fixed assets	—	—	4
Stock-based compensation expense	6,610	4,419	4,234
Net amortization of premiums and discounts on marketable securities	(642)	(102)	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(500)	131	(508)
Accounts receivable	—	867	(317)
Other long-term assets	(34)	(365)	(482)
Accounts payable	888	141	(404)
Accrued expenses	4,191	3,533	3,685
Deferred revenue	10,202	(550)	—
Deferred rent and lease incentive	(355)	(320)	(284)
Net cash used in operating activities	(40,315)	(44,729)	(40,536)
Investing activities
Purchases of property and equipment	(1,384)	(821)	(2,322)
Proceeds from the disposition of property and equipment	9	—	—
Purchases of marketable securities	(96,768)	(41,770)	(25,020)
Maturities of marketable securities	87,500	27,000	—
Net cash used in investing activities	(10,643)	(15,591)	(27,342)
Financing activities
Payments on capital lease obligations	(50)	(168)	(135)
Proceeds from issuance of common stock through employee benefit plans	626	1,799	395
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	39,813
Proceeds from issuance of common stock in public offerings and private placements, net of issuance costs	68,508	32,306	50,484
Net cash provided by financing activities	69,084	33,937	90,557
Increase (decrease) in cash, cash equivalents and restricted cash	18,126	(26,383)	22,679
Cash, cash equivalents and restricted cash
Beginning of period	32,688	59,071	36,392
End of period	$50,814	$32,688	$59,071
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$9	$19
Non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	$—	$—	$82,013
Property and equipment received but unpaid as of period end	$268	$143	$349
Assets acquired under capital lease	$28	$—	$17
Offering costs incurred but unpaid as of period end	$—	$13	$—

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

During the year ended December 31, 2018, the Company issued and sold an aggregate of 1,373,677 shares of its common stock to the public pursuant to its at-the-market sales facility, resulting in aggregate proceeds of $16.6 million. In February 2018, the Company issued and sold an aggregate of 4,188,481 shares of its common stock in a public offering at a price of $9.55 per share, resulting in gross proceeds of $40.0 million before deducting underwriting commissions and fees of approximately $2.9 million. The underwriters exercised their option to purchase an additional 628,272 shares at a price per share of $9.55, resulting in additional gross proceeds of $6.0 million before deducting underwriting commissions and fees of approximately $0.4 million. In February 2018, the Company also completed a private placement of 144,505 shares of common stock to Incyte Corporation (“Incyte”), for aggregate proceeds of $1.4 million. In January 2018, the Company completed a private placement of 793,021 shares of common stock to Incyte for aggregate proceeds of $10.0 million in connection with entry into a target discovery collaboration with Incyte (see Note 3).

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $62.3 million, $54.0 million and $47.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had an accumulated deficit of $217.5 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $99.7 million as of December 31, 2018 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

In connection with preparing for its initial public offering, the Company effected a one-for-3.75 reverse stock split of the Company’s common stock. The reverse stock split became effective on June 17, 2016. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The financial statements have also been retroactively adjusted to reflect adjustments to the conversion price for each series of convertible preferred stock effected in connection with the reverse stock split.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses and deferred revenue approximate their fair values, due to their short-term nature.

Property and Equipment

Property and equipment consists of laboratory equipment, computer equipment, furniture and fixtures and leasehold improvements, all of which are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs that do not improve or extend the lives of the respective assets are recorded to expense as incurred. Major betterments are capitalized as additions to property and equipment. Depreciation and amortization is recognized over the estimated useful lives of the assets using the straight-line method.

Construction-in-progress is stated at cost, which relates to the cost of research equipment not yet placed into service. No depreciation expense is recorded on construction-in-progress until such time as the relevant assets are completed and put into use.

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2018.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Other Long-Term Assets

At December 31, 2018, other long-term assets consisted of advance payments made to the contract research organization responsible for conducting the Company’s clinical trials of SY-1425 and SY-1365. At December 31, 2017, other long-term assets primarily consisted of deferred issuance costs, which included direct and incremental legal and accounting fees related to a shelf registration statement filed in July 2017, as well as advance payments made to the contract research organization responsible for conducting the Company’s clinical trials of SY-1425 and SY-1365.

Revenue Recognition

To date the Company’s only revenue has consisted of collaboration and license revenue. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2018, the Company recognized approximately $2.1 million of revenue, all of which was attributable to its target discovery collaboration with Incyte. For the years ended December 31, 2017 and 2016, the Company recognized $1.1 million and $0.3 million of revenue, respectively, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in accordance with its terms in March 2017.

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method and applied the new standard to contracts that have been not completed as of the January 1, 2018 adoption date. As of the January 1, 2018 adoption date, the Company did not have any contracts that were not yet completed.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

(i)	identify the contract(s) with a customer;

(ii)	identify the performance obligations in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations in the contract; and

(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

From time to time, the Company may enter into agreements that are within the scope of ASC 606. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Each of these payments results in license and collaboration revenues, except for revenues from royalties on net sales of licensed products, which will be classified as royalty revenues.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above.

Prior to the adoption of ASC 606, the Company recognized revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue was recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria were recognized as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The Company analyzed arrangements with multiple deliverables based on the guidance in ASC Topic 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluated multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgements about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables were considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within control of the Company.

The Company recognized arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable did not represent a separate unit of accounting, the Company recognized revenue from the combined unit of accounting over the contractual or estimated performance period for the undelivered items, which is typically the term of its research and development obligations. If there was no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognized revenue under the arrangement on a straight-line basis over the period it expects to complete its performance obligations or upon completion when the final act is of such significance to the overall arrangement that performance has not substantively occurred until the completion of that act. Conversely, if the pattern of performance over which the service is provided to the customer could not be determined and objectively measurable performance measures exist, then the Company recognizeed revenue under the arrangement using the proportional performance method.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company expenses the fair value of its stock-based awards to employees on a straight-line basis over the associated service period, which is generally the vesting period. For stock-based awards granted to non-employees, stock-based compensation expense is recognized over the vesting period during which services are rendered by such non-employees. At the end of each financial reporting period prior to vesting, the fair value of these awards is remeasured using the then-current fair value of such awards.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. The Company has recognized the provisional tax impacts related the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for the year ended December 31, 2017. The Company has no foreign operations and, therefore, does not have an associated liability from the repatriation tax on accumulated earnings in the Tax Cuts and Jobs Act. The Company did not record any adjustments in the year ended December 31, 2018 to these provisional amounts that were material to the financial statements. As of December 31, 2018, the Company's accounting treatment is complete.

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

	As of December 31,
	2018	2017	2016
Stock options	3,732,643	2,846,668	2,543,435
Unvested restricted stock	—	—	4,885
	3,732,643	2,846,668	2,548,320

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 32,656,237, 25,406,845 and 12,696,414 shares for the years ended December 31, 2018, 2017 and 2016, respectively.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expense in a manner similar to the current standard. ASC 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and, as such, will be effective for the year ended December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of ASC 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which clarifies ASC 842 and provides companies with an optional transition method. The optional transition method allows for companies to adopt ASC 842 as of the January 1, 2019 adoption date and record a cumulative catch-up to retained earnings during the period of adoption. The Company anticipates adopting the new standard using the optional transition method and only presenting the right of use asset and lease liability as of the January 1, 2019 adoption date. The Company also anticipates electing the practical expedients as part of the adoption of ASC 842 and will not reassess the classification of leases executed prior to the January 1, 2019 adoption date. While the Company continues to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect of adopting the new standard is currently expected to be the recording of a right of use asset and lease liability for the current operating lease for its office and laboratory facility as of the January 1, 2019 adoption date.

In June 2018, the FASB issued ASU No. 2018-07, Compensation -Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 aims to simplify the accounting for share-based payments to nonemployees by aligning it to the accounting for share-based payments to employees including determining the fair value of the award on the date of grant and recognizing the stock-based compensation expense as of the respective vesting date. The new standard also requires companies to elect to either measure the awards to nonemployees over an estimated expected term or contractual term as well as elect to estimate forfeitures or account for forfeitures as incurred. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. ASU 2018-07 is to be adopted using a modified retrospective approach with a cumulative catch-up to retained earnings recorded for equity-classified awards for which a measurement date has not been established as of the date of adoption. The Company is currently in the process of evaluating the impact of ASU 2018-07, but does not anticipate ASU 2018-07 will have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820) (“ASU 2018-13”), which provides for changes to the disclosure requirements for recurring and nonrecurring fair value measurements under Topic 820. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Provisions of ASU 2018-13 including changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. The Company is currently in the process of evaluating the new standard but does not anticipate ASU 2018-13 will have a material impact on its consolidated financial statements and related disclosures.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (ASC 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from the implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards require an entity to recognize revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 as of January 1, 2018 and elected to adopt ASU 2014-09 using the modified retrospective approach and applied the standard only to contracts that have not been completed as of the January 1, 2018 adoption date. As of the January 1, 2018 adoption date, the Company did not have any contracts that were not yet completed and has applied the new standard to all future contracts executed. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures. During the year ended December 31, 2018, the Company entered into a target discovery collaboration with Incyte that is accounted for in accordance with ASU 2014-09, as discussed in Note 3. During the year ended December 31, 2018, the Company recognized $2.1 million related to the target discovery collaboration, compared to $2.1 million that would have been recognized in accordance with the previous revenue recognition policies of ASC 605.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 using the full retrospective approach. As a result of the adoption of ASU 2016-18, the Company included $0.9 million of restricted cash for the year ended December 31, 2018 and $0.5 million of restricted cash for each of the years ending December 31, 2017, 2016 and 2015 in the ending balances of cash, cash equivalents and restricted cash in the Company’s consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU 2017-01 on January 1, 2018 and will apply the guidance prospectively. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Collaboration and Research Arrangements

Agreements with Incyte Corporation

In January 2018, the Company and Incyte entered into a Target Discovery, Research Collaboration and Option Agreement (the “Collaboration Agreement”). Under the Collaboration Agreement, the Company is using its proprietary gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte has received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. Incyte will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.

In January 2018, the Company also entered into a Stock Purchase Agreement with Incyte (the “Stock Purchase Agreement”) whereby, for an aggregate purchase price of $10.0 million, Incyte purchased 793,021 shares of the Company’s common stock at $12.61 per share. Under the terms of the Stock Purchase Agreement, the shares were purchased at a 30% premium over the volume-weighted sale price of the shares of the Company’s common stock over the fifteen (15) trading day period immediately preceding the date of the Stock Purchase Agreement.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Collaboration Agreement

Under the terms of the Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding (the “Prepaid Research Amount”). The Company’s activities under the Collaboration Agreement are subject to a joint research plan and, subject to certain exceptions, Incyte is responsible for funding the Company’s activities under the research plan, including amounts in excess of the Prepaid Research Amount. Under the Collaboration Agreement, the Company is required to use commercially reasonable efforts to conduct the research services over a period commencing on the effective date of the Collaboration Agreement and ending upon the completion of specified target validation activities (the "Research Term").

The Company is eligible to receive target selection milestone payments, which extend the period of time in which the options are exercisable, and option exercise fees of up to an aggregate of $54.0 million if Incyte selects the maximum number of targets for validation and exercises its options to obtain exclusive rights to collaboration intellectual property for therapeutic products directed to all seven validated targets. Should any therapeutic product be developed by Incyte against a target as to which Incyte has exercised its option to obtain exclusive rights to collaboration intellectual property, the Company will be eligible to receive milestone payments and, if approved and commercialized, royalty payments from Incyte. For each of the seven validated targets, the Company would become eligible to receive from Incyte a total of up to $50.0 million in development and regulatory milestone payments. If products arising from the collaboration are approved, the Company would become eligible to receive from Incyte, for each validated target, a total of up to $65.0 million in commercial milestone payments. Upon approval and commercialization of any therapeutic product resulting from the collaboration, the Company would become eligible to receive low single-digit royalties on net sales of such product.

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

Collaboration Revenue

The Company analyzed the Collaboration Agreement to assess whether it is within the scope of ASC 808. As it was determined that the arrangement did not involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities, the Company concluded that the Collaboration Agreement was not within the scope of ASC 808. The Company assessed the Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

At inception, the total transaction price was determined to be $12.3 million, which consisted of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount and $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement. The Collaboration Agreement also provides for development and regulatory milestones that are only payable subsequent to the exercise of an option and were therefore excluded from transaction price at inception. The Company intends to re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the year ended December 31, 2018.

ASC 606 requires an entity to recognize revenue only when it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer obtains control. As the Research License and Research Services represent one performance obligation, the Company has determined that it will satisfy its performance obligation over a period of time as services are performed and Incyte receives the benefit of the services, as the overall purpose of the arrangement is for the Company to perform the services.

The Company is recognizing revenue related to the Research License and Research Services Performance Obligation as the underlying services are performed using an input measure over the period the Company expects to complete the performance obligation. The Company measures proportional performance based on an input method using actual costs incurred relative to the total estimated costs of the Research Services.

During the year ended December 31, 2018, the Company recognized $2.1 million of deferred revenue under the Collaboration Agreement. As of December 31, 2018, the Company has deferred revenue outstanding under the Collaboration Agreement of approximately $10.2 million, of which $1.9 million and $8.3 million were classified as current and long-term, respectively, on the Company’s consolidated balance sheets.

The following table presents the changes in deferred revenue for the year ended December 31, 2018 (in thousands):

Year ended December 31, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred revenue	$—	$12,252	$2,050	$10,202

Other Research Agreements

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

The Company recognized revenue on a completed performance basis for each project performed under the agreement, as the Company did not have the ability to reasonably estimate the period of performance and the final study report for each project was significant to the overall arrangement. The Company recognized revenue of $1.1 million and $0.3 million during the years ended December 31, 2017 and December 31, 2016, respectively, under the agreement.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Cash equivalents and marketable securities, available-for-sale, consisted of the following at December 31, 2018 and December 31, 2017 (in thousands):

		Unrealized	Unrealized	Fair
December 31, 2018	Amortized Cost	Gains	Losses	Value
Cash and Cash equivalents:
Cash and money market funds	$34,886	$—	$—	$34,886
Overnight repurchase agreements	15,000	—	—	15,000
Marketable Securities:
U.S. treasury obligations	49,796	—	(3)	49,793
Total:	$99,682	$—	$(3)	$99,679

		Unrealized	Unrealized	Fair
December 31, 2017	Amortized Cost	Gains	Losses	Value
Cash and Cash equivalents:
Cash and money market funds	$17,205	$—	$—	$17,205
Overnight repurchase agreements	15,000	—	—	15,000
Marketable Securities:
U.S. treasury obligations	39,886	—	(42)	39,844
Total:	$72,091	$—	$(42)	$72,049

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the year ended December 31, 2018, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

At December 31, 2018, the Company held seven securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2018 was $34.8 million and there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above marketable securities. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of December 31, 2018.

5. Fair Value Measurements

Assets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$34,886	$34,886	$—	$—
Overnight repurchase agreements	15,000	—	15,000	—
Marketable securities:
U.S. treasury obligations	49,793	49,793	—	—
	$99,679	$84,679	$15,000	$—

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$17,205	$17,205	$—	$—
Overnight repurchase agreements	15,000	—	15,000	—
Marketable securities:
U.S. treasury obligations	39,844	39,844	—	—
	$72,049	$57,049	$15,000	$—

6. Restricted Cash

At December 31, 2018, the Company had $0.9 million in restricted cash, of which $0.6 million was classified as short-term and $0.3 million as long-term on the Company’s consolidated balance sheets. At December 31, 2017, the Company had $0.5 million in restricted cash, of which $0.2 million was classified as short-term and $0.3 million as long-term on the Company’s consolidated balance sheets.

As of December 31, 2017, the $0.5 million of restricted cash served as the security deposit on the lease of the Company’s current facility in Cambridge, Massachusetts (see Note 10). In April 2018, the Company collected a $0.2 million refund from its landlord in accordance with the terms of the lease agreement and the remaining of $0.3 million is classified as long-term on the Company’s consolidated balance sheets as of December 31, 2018.

In August 2018, the Company entered into a manufacturing agreement with a third party for manufacturing services related to one of its product candidates. In accordance with the terms of the manufacturing agreement, the Company was required to provide a letter of credit in the amount of $0.6 million. The letter of credit will expire on September 30, 2019 and is classified as short-term on the Company’s consolidated balance sheets as of December 31, 2018.

In accordance with the recently adopted accounting pronouncement ASU 2016-18, the following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows as of December 31, 2018, 2017, 2016 and 2015 (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$49,886	$32,205	$58,588	$35,909
Restricted cash, current portion	638	193	—	—
Restricted cash, net of current portion	290	290	483	483
Total cash, cash equivalents and restricted cash	$50,814	$32,688	$59,071	$36,392

7. Property and Equipment

Property and Equipment consist of the following as of December 31, 2018 and 2017 (in thousands):

	Estimated useful life
	(in years)	December 31, 2018	December 31, 2017
Laboratory equipment	5	$4,926	$3,978
Computer equipment	3	1,080	651
Furniture and fixtures	4	440	396
Leasehold improvements	Shorter of 7 years or life of lease	2,717	2,613
		$9,163	$7,638
Less: Accumulated depreciation		(5,302)	(3,700)
Total property and equipment, net		$3,861	$3,938

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Depreciation expense, including depreciation expense for assets recorded under capital leases, for the years ended December 31, 2018, 2017 and 2016 was $1.6 million, $1.5 million and $1.3 million, respectively. Office equipment included assets recorded under capital leases of approximately $0.1 million at December 31, 2018. Laboratory equipment included assets recorded under capital leases of $0.4 million at December 31, 2017 (see Note 9). Accumulated depreciation from assets recorded under capital leases was $0.1 million and $0.2 million at December 31, 2018 and 2017, respectively.

8. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
External research and preclinical development	$10,119	$5,875
Employee compensation and benefits	2,985	2,494
Professional fees	618	1,225
Facilities and other	171	134
	$13,893	$9,728

9. Indebtedness

Equipment Financing

In March 2015, the Company entered into a lease agreement with a vendor for certain laboratory equipment. The Company financed $0.4 million of the amount owed under the lease agreement and was required to make consecutive monthly payments of principal, plus accrued interest at 6.44%, over 36 months through March 2018. All obligations were satisfied following the first quarter of 2018.

In the second quarter of 2018, the Company entered into two separate lease agreements with a vendor for certain office equipment. Under these lease agreements, the Company is funding approximately $37,000 and is required to make consecutive monthly payments of principal, plus accrued interest at 4.15%, over 36 and 60 months. All obligations under these lease agreements will be satisfied following the first quarter of 2021 and the second quarter of 2023.

During the year ended December 31, 2018, the Company made payments of approximately $52,000, of which $2,000 related to interest. At December 31, 2018, approximately $31,000 of principal was outstanding with respect to lease agreements.

The following table sets forth the Company’s future minimum payments due under capital leases as of December 31, 2018:

Year
2019	$9,936
2020	9,936
2021	6,354
2022	5,160
2023	2,150
$33,536

10. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020. The Company has an option to extend the 2015 Lease for five additional years. The 2015 Lease has escalating rent payments and the Company records rent expense on a straight-line basis over its term, including any rent-free periods. The 2015 Lease includes certain lease incentives in the form of tenant allowances. The Company has capitalized the improvements made with the tenant allowance into fixed assets and established a liability

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

for the deferred lease incentive upon delivery of premise to landlord. The Company recorded these incentives as a component of deferred rent and will amortize these incentives as a reduction of rent expense over the lease term. The related fixed assets will be amortized over the lease term.

The Company recorded rent expense of $0.9 million for each of the years ended December 31, 2018, 2017 and 2016 related to the 2015 Lease. The 2015 Lease required the Company to issue an original letter of credit in the amount of $0.5 million of which $0.2 million was collected in April 2018 and $0.3 million remains classified as restricted cash as of December 31, 2018 (see Note 6).

The following table sets forth the Company’s future minimum payments due under operating leases as of December 31, 2018:

Year	(in thousands)
2019	$1,325
2020	1,130
$2,455

On January 8, 2019, the Company entered into a lease (the “2019 Lease”) with respect to approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term commencing in January 2019 and ending in February 2030. The Company has the option to extend the lease term for one (1) additional ten (10) year period.

The initial fixed rental rate is $67.50 per rentable square foot of the premises per annum, and will increase at a rate of three percent (3%) per year, with base rent first becoming due on March 1, 2020. Under the terms of the 2019 Lease, the landlord will provide an allowance in an amount not to exceed $9,514,620 (calculated at a rate of $180 per rentable square foot of the leased premises) toward the cost of completing the initial buildout of the leased premises. The Company will be required pay its share of operating expenses, taxes and any other expenses payable under the 2019 Lease.

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after completion of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

License Agreements

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company made payments of $0.4 million under this supply management agreement during the year ended December 31, 2017. No payments were made under the supply management agreement during the year ended December 31, 2018.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Litigation

The Company is not party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2018 or December 31, 2017.

11. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the "2012 Plan"). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2016 Plan was increased by 1,056,935 shares. At December 31, 2018, 2,836,921 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

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

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2018, the number of shares reserved for issuance under the 2016 ESPP was increased by 264,233 shares. At December 31, 2018, 1,084,756 shares remained available for future issuance under the 2016 ESPP.

Stock Options

Performance-Based Stock Options

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During the year ended December 31, 2018, the Company recorded additional stock-based compensation expense of $0.2 million related to the acceleration of vesting of certain stock options associated with the entry into the Collaboration Agreement with Incyte. As of December 31, 2018,

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

there was $1.0 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 3.8 years.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest upon the achievement of performance-based criteria. As of December 31, 2018, no such performance-based criteria had been achieved. As of December 31, 2018, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 7.7 years.

A summary of the status of stock options as of December 31, 2018 and December 31, 2017 and changes during the year ended December 31, 2018 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2017	2,846,668	$9.25	8.2	$5,713
Granted	1,548,252	10.37
Exercised	(214,532)	2.92
Cancelled	(447,745)	10.96
Outstanding at December 31, 2018	3,732,643	$9.88	7.9	$1,694
Exercisable at December 31, 2018	1,366,881	$8.34	6.9	$1,569

The intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $1.4 million, $4.6 million, and $2.4 million, respectively.

Cash received from option exercises during the years ended December 31, 2018, 2017, and 2016 was $0.6 million, $1.8 million, and $0.4 million, respectively.

Restricted Common Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock with time- and performance-based vesting criteria. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the consolidated balance sheets included as a component of accrued expenses or other long-term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests over time or upon the achievement of performance.

As of December 31, 2018, there was no unvested restricted common stock outstanding.

The total fair value of restricted stock vested during the years ended December 31, 2017 and 2016, was $1,000 and $0.1 million, respectively, based upon the number of restricted stock awards vested multiplied by the fair value of the Company’s common stock on the grant date.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Weighted-average risk-free interest rate	2.56%	2.07%	1.36%
Expected dividend yield	—%	—%	—%
Expected option term (in years)	6.04	6.05	5.98
Volatility	90.26%	87.83%	85.39%

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The weighted‑average grant date fair value per share of options granted in the years ended December 31, 2018, 2017 and 2016 was $7.80, $8.75 and $8.58, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted common stock granted to employees and non-employees recorded in the Company’s statements of operations:

	Year Ended December 31,
	2018	2017	2016
Research and development	$2,412	$1,666	$2,980
General and administrative	4,198	2,753	1,254
Total stock-based compensation expense	$6,610	$4,419	$4,234

As of December 31, 2018, there was $14.8 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 3.0 years. Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

12. Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax provision for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Current	$24	$7
Deferred	—	—
Total	$24	$7

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2018, 2017 and 2016:

	Year ended
	December 31,
	2018	2017	2016
Federal income tax computed at federal statutory tax rate	21.00%	34.00%	34.00%
State income tax, net of federal benefit	6.01	5.35	4.79
Permanent items	(0.61)	(1.57)	(2.83)
Federal and state research and development credits	4.79	7.36	2.93
Rate change	—	(31.79)	—
Other	0.01	0.66	(0.08)
Change in valuation allowance	(31.24)	(14.02)	(38.81)
Effective income tax rate	(0.04)%	(0.01)%	0.00%

In December 2017, the Tax Cuts and Jobs Act was signed into law. The new law did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because it maintains a valuation allowance on the majority of its net operating losses and other deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in increases to the amounts reflected in the effective tax rate attributable to "change in valuation allowance” and “rate change” in the Company’s effective tax rate reconciliation table above for the year ended December 31, 2017 compared to the year ended December 31, 2016. The change in the U.S. federal corporate tax rate, which is effective January 1, 2018, is also reflected in the Company’s deferred tax table below. Lastly, the Company discussed the impact of SAB 118 on the Company’s consolidated financial statements below.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2018 and 2017 (in thousands):

	Year ended
	December 31,
	2018	2017
Deferred tax assets:
Federal and state net operating loss carryforwards	$51,346	$37,411
Tax credit carryforwards	10,558	7,573
Intangible assets	51	56
Stock-based compensation	2,108	1,059
Leasehold incentive	155	240
Other	2,809	1,237
Total deferred tax assets	67,027	47,576
Less valuation allowance	(67,027)	(47,576)
Net deferred tax assets	—	—
Deferred tax liabilities:
Fixed assets	—	—
Total deferred tax liabilities	—	—
Net deferred taxes	$—	$—

As of December 31, 2018, the Company had federal net operating loss (“NOL”) carryforwards of approximately $187.5 million and state net operating loss carryforwards of $189.6 million which are available to reduce future taxable income. The Company also had federal tax credits of approximately $8.8 million and state tax credits of $2.3 million which may be used to offset future tax liabilities. Net operating losses generated before 2018 of approximately $135.7 million will expire at various dates through 2037, and net operating losses of approximately $51.7 million, which were generated after 2017 have an indefinite carryforward period. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not determined whether an ownership change has occurred and as such, the Company's NOLs may be limited.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2017 and 2018, respectively because the Company's management has determined that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $19.5 million in 2018 and $8.0 million in 2017 primarily relates to the net loss incurred by the Company.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2018 and 2017 the Company had no unrecognized tax benefits or accrued interest or penalties related to unrecognized tax benefits. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense.

The Company completed a study to document its qualifying research credits for all years except the year ended December 31, 2018. For the year ended December 31, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2018. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The federal and state income tax returns are generally subject to examinations for the tax years ended December 31, 2015 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. There are currently no federal or state audits in process.

In December 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. The Company has recognized the provisional tax impacts related the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for the year ended December 31, 2017. The Company did not record any adjustments in the year ended December 31, 2018 to these provisional amounts that were material to the financial statements. As of December 31, 2018, the Company's accounting treatment is complete.

13. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or post-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Effective September 1, 2017, the Company instituted an employer match of 100% of the amount the employees contribute to the Plan for each payroll period up to the first 1% of Plan Compensation plus 50% of the amount the employees contribute between 1% and 6% of Plan Compensation. For the years ended December 31, 2018 and 2017, the Company contributed $0.4 million and $0.3 million, respectively, to the 401(k) Plan.

14. Subsequent Events

On January 8, 2019, the Company entered into a lease agreement with respect to approximately 52,859 square feet of space at 35 CambridgePark Drive, Cambridge, Massachusetts (see Note 10).

15. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$370	$375	$412	893
Operating expenses:
Research and development	11,116	11,082	12,856	15,128
General and administrative	4,075	3,841	3,876	4,372
Total operating expenses	15,191	14,923	16,732	19,500
Loss from operations	(14,821)	(14,548)	(16,320)	(18,607)
Other income, net	358	501	583	575
Net loss applicable to common stockholders	$(14,463)	$(14,047)	$(15,737)	(18,032)
Net loss per share applicable to common stockholders - basic and diluted	$(0.48)	$(0.43)	$(0.47)	(0.54)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	30,335,164	32,892,712	33,653,479	33,694,756

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$1,101	$—	$—	$—
Operating expenses:
Research and development	9,628	10,041	10,447	11,780
General and administrative	3,086	3,472	3,593	3,740
Total operating expenses	12,714	13,513	14,040	15,520
Loss from operations	(11,613)	(13,513)	(14,040)	(15,520)
Other income, net	98	145	215	218
Net loss applicable to common stockholders	$(11,515)	$(13,368)	$(13,825)	$(15,302)
Net loss per share applicable to common stockholders - basic and diluted	$(0.49)	$(0.52)	$(0.53)	$(0.58)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	23,393,448	25,584,147	26,259,216	26,316,550

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

Other than the foregoing, during the year ended December 31, 2018, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 93 of this Annual Report on Form 10-K, which is incorporated into this Item by reference.

(b)	Exhibits

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Organizational Documents and Documents Related to Common Stock
3.1	Restated Certificate of Incorporation of the Registrant	8-K	7/6/16	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	7/6/16	3.2
4.1	Form of common stock certificate	S-1^	6/3/16	4.1
4.2	Second Amended and Restated Investors’ Rights Agreement dated October 9, 2014, as amended, among the Registrant and the other parties thereto	S-1^	6/3/16	4.2
4.3	Sales Agreement dated July 20, 2017 by and between the Registrant and Cowen and Company LLC	S-3^^	7/20/17	1.2
4.4	Stock Purchase Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation, as amended	10-K	3/12/18	4.4
4.5	Securities Purchase Agreement dated April 20, 2017 by and among the Registrant and the persons party thereto	8-K	4/21/17	10.1
4.6	Registration Rights Agreement, dated April 20, 2017, by and among the Registrant and the persons party thereto	8-K	4/21/17	10.2

Equity Plan Documents
10.1*	2012 Equity Incentive Plan, as amended	S-1^	6/3/16	10.1
10.2*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.2
10.3*	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.3
10.4*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.4
10.5*	2016 Stock Incentive Plan	S-1^	6/3/16	10.5
10.6*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.6
10.7*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.7
10.8*	Form of Restricted Stock Unit Agreement under 2016 Stock Incentive Plan				X
10.9*	2016 Employee Stock Purchase Plan	S-1^	6/3/16	10.8

Agreements with Directors and Executive Officers
10.10*	Offer Letter, dated November 13, 2012 and effective as of July 2, 2012 by and between the Registrant and Nancy Simonian, M.D., as amended	S-1^	6/3/16	10.9
10.11*	Offer Letter dated December 2, 2015 by and between the Registrant and David A. Roth, M.D., as amended	S-1^	6/3/16	10.11
10.12*	Offer Letter dated November 6, 2017 by and between the Registrant and Jeremy Springhorn, Ph.D.	10-K	3/12/18	10.13
10.13*	Offer Letter effective March 12, 2018 by and between the Registrant and Joseph J. Ferra, Jr.	8-K	3/12/18	10.1
10.14*	Consulting Agreement dated August 8, 2012 by and between the Registrant and Richard A. Young, Ph.D., as amended	10-K	3/20/17	10.13
10.15*	Form of Director and Officer Indemnification Agreement by and between the Registrant and each of the directors and executive officers of the Registrant	S-1^	6/3/16	10.12

License and Collaboration Agreements
10.16+	Amended and Restated Cancer License Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.				X

10.17+	Supply Management Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	S-1^	6/3/16	10.18
10.18	Consent and Stand-by License Agreement dated April 28, 2016 by and among the Registrant, Toko Pharmaceutical Ind. Co., Ltd. and TMRC Co., Ltd.	S-1^	6/3/16	10.19
10.19+	Target Discovery, Research Collaboration and Option Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation	10-K	3/12/18	10.22

Leases
10.20	Lease dated March 13, 2015 by and between the Registrant and 620 Memorial Leasehold LLC	S-1^	6/3/16	10.17
10.21	Lease dated January 8, 2019 by and between the Registrant and DIV 35 CPD, LLC	8-K	1/11/19	10.1

Subsidiaries, Consents and Certifications
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, independent public accounting firm				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1#	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

XBRL Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

(c)	Financial Statement Schedules

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

SYROS PHARMACEUTICALS, INC.

Date: March 7, 2019	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy Simonian, M.D.	President, Chief Executive Officer and Director	March 7, 2019
Nancy Simonian, M.D.	(Principal Executive Officer)

/s/ Joseph J. Ferra, Jr.	Chief Financial Officer	March 7, 2019
Joseph J. Ferra, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Wirth	Chair of the Board of Directors	March 7, 2019
Peter Wirth

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 7, 2019
Srinivas Akkaraju, M.D., Ph.D.

/s/ Michael Bonney	Director	March 7, 2019
Michael Bonney

/s/ Marsha H. Fanucci	Director	March 7, 2019
Marsha H. Fanucci

/s/ Amir Nashat, Ph.D.	Director	March 7, 2019
Amir Nashat, Ph.D.

Director
Vicki L. Sato, Ph.D.

/s/ Phillip A. Sharp, Ph.D.	Director	March 7, 2019
Phillip A. Sharp, Ph.D.

/s/ Richard A. Young, Ph.D.	Director	March 7, 2019
Richard A. Young, Ph.D.