Form 10-Q
period 2019-03-31
Syros Pharmaceuticals, Inc.
filed 2019-05-01
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 26, 2019: 42,434,780

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$22,129	$49,886
Marketable securities	53,737	49,793
Prepaid expenses and other current assets	1,259	1,417
Restricted cash, current portion	638	638
Total current assets	77,763	101,734
Property and equipment, net	3,897	3,861
Other long-term assets	1,103	881
Restricted cash, net of current portion	3,376	290
Right-of-use – Operating lease	1,308	—
Right-of-use – Financing lease	981	—
Total assets	$88,428	$106,766
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,632	$3,309
Accrued expenses	9,086	13,893
Deferred revenue, current portion	1,848	1,926
Deferred rent, current portion	—	392
Financing and capital lease obligations, current portion	221	9
Operating lease obligation, current portion	1,192	—
Total current liabilities	14,979	19,529
Deferred rent, net of current portion	—	353
Deferred revenue, net of current portion	7,900	8,276
Financing and capital lease obligations, net of current portion	766	22
Operating lease obligation, net of current portion	765	—
Commitments and contingencies (See Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 33,766,941 and 33,765,864 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	34	34
Additional paid-in capital	297,982	296,100
Accumulated other comprehensive gain (loss)	8	(3)
Accumulated deficit	(234,006)	(217,545)
Total stockholders' equity	64,018	78,586
Total liabilities and stockholders' equity	$88,428	$106,766

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$454	$370
Operating expenses:
Research and development	12,562	11,116
General and administrative	4,865	4,075
Total operating expenses	17,427	15,191
Loss from operations	(16,973)	(14,821)
Other income, net	512	358
Net loss	$(16,461)	$(14,463)
Net loss applicable to common stockholders
Net loss per share applicable to common stockholders - basic and diluted	$(0.49)	$(0.48)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	33,766,333	30,335,164

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(16,461)	$(14,463)
Other comprehensive gain:
Unrealized holding gains on marketable securities	11	8
Comprehensive loss	$(16,450)	$(14,455)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
	Common Stock		Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2017	26,423,375	$26	$220,606	$(42)	$(155,266)	$65,324
Exercise of stock options	58,773	—	242	—	—	242
Issuance of common stock pursuant to Stock Purchase Agreement, net of issuance costs of $100	793,021	1	7,647	—	—	7,648
Issuance of common stock in underwritten public offer, net of issuance costs of $3.3 million	4,816,753	5	42,659	—	—	42,664
Issuance of common stock through private placement	144,505	—	1,380	—	—	1,380
Stock-based compensation expense	—	—	1,696	—	—	1,696
Other comprehensive loss	—	—	—	8	—	8
Net loss	—	—	—	—	(14,463)	(14,463)
Balance at March 31, 2018	32,236,427	$32	$274,230	$(34)	$(169,729)	$104,499

Balance at December 31, 2018	33,765,864	$34	$296,100	$(3)	$(217,545)	$78,586
Exercise of stock options	1,077	—	3	—	—	3
Stock-based compensation expense	—	—	1,879	—	—	1,879
Other comprehensive gain	—	—	—	11	—	11
Net loss	—	—	—	—	(16,461)	(16,461)
Balance at March 31, 2019	$33,766,941	$34	$297,982	$8	$(234,006)	$64,018

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(16,461)	$(14,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	517	388
Amortization of financing right-of-use asset	15	—
Loss on disposal of fixed assets	1	—
Stock-based compensation expense	1,879	1,696
Net amortization of premiums and discounts on marketable securities	(296)	(69)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	158	(519)
Other long-term assets	(14)	3
Accounts payable	(610)	(562)
Accrued expenses	(4,966)	(669)
Deferred revenue	(454)	11,882
Operating lease asset and liabilities	(96)	—
Deferred rent and lease incentive	—	(87)
Net cash used in operating activities	(20,327)	(2,400)
Investing activities
Purchases of property and equipment	(591)	(152)
Purchases of marketable securities	(33,638)	(2,486)
Maturities of marketable securities	30,000	15,000
Net cash (used in) provided by investing activities	(4,229)	12,362
Financing activities
Payments on financing and capital lease obligations	(40)	(44)
Proceeds from issuance of common stock through employee benefit plans	3	242
Proceeds from issuance of common stock in public offerings and private placements, net of issuance costs	—	51,969
Payment of offering costs	(78)	—
Net cash (used in) provided by financing activities	(115)	52,167
(Decrease) increase in cash, cash equivalents and restricted cash	(24,671)	62,129
Cash, cash equivalents and restricted cash (See Note 6)
Beginning of period	50,814	32,688
End of period	$26,143	$94,817
Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$1
Non-cash investing and financing activities
Property and equipment received but unpaid as of period end	$230	$6
Assets acquired under financing lease	$996	$—
Offering costs incurred but unpaid as of period end	$129	$67

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $62.3 million, $54.0 million and $47.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of March 31, 2019, the Company had an accumulated deficit of $234.0 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. In April 2019, the Company raised $70.0 million in gross proceeds from issuance of equity securities in two concurrent public offerings (See Note 10). The Company believes that its cash, cash equivalents and marketable securities of $75.9 million as of March 31, 2019, and the $70.0 million of gross proceeds raised in the April 2019 public offerings, will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2019.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements except as noted below with respect to the adoption of ASC 842. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, statements of shareholder’s equity for three months ended March 31, 2019 and 2018, and statements of cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Syros Pharmaceuticals, Inc. and its wholly owned subsidiaries, Syros Securities Corporation, a Massachusetts corporation formed by the Company in December 2014 to exclusively engage in buying, selling and holding securities on its own behalf, and Syros Pharmaceuticals (Ireland) Limited, an Irish limited liability company formed by the Company in January 2019. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which generally consist of money market funds that invest in U.S. Treasury obligations, as well as overnight repurchase agreements, are stated at fair value. The Company maintains its bank accounts at one major financial institution.

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

Revenue Recognition

To date the Company’s only revenue has consisted of collaboration and license revenue. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2019, the Company recognized approximately $0.5 million of revenue and for the three months ended March 31, 2018, the Company recognized approximately $0.4 million of revenue, in each case attributable to its target discovery collaboration with Incyte Corporation (“Incyte”).

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the condensed consolidated statements of operations based on their grant date fair values. Effective January 1, 2019, grants of restricted stock units and stock option awards to other service providers, referred to as non-employees, are measured based on the grant-date fair value of the award and expensed in the Company’s condensed consolidated statement of operations over the vesting period. Through December 31, 2018, grants of restricted stock unit and stock option awards to non-employees were required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. The Company estimates the fair value of options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and, therefore, lacks Company-specific historical and implied volatility information. As a result, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of stock options granted to non-employees is equal to the contractual term of the option award. Effective January 1, 2019, the expected term of stock options to non-employees can be determined using either the contractual term of the option award or the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

The amount of stock-based compensation expense recognized during a period is based on the fair value of the portion of the awards that are ultimately expected to vest. The Company accounts for forfeitures as they occur instead of estimating forfeitures at the time of grant. Ultimately, the actual expense recognized over the vesting period will be for only those options that vest.

The Company expenses the fair value of its stock-based awards to employees on a straight-line basis over the associated service period, which is generally the vesting period. For stock-based awards granted to non-employees, effective January 1, 2019, comparable with employees, the related expense is recognized on a straight-line basis and is no longer subject to remeasurement at the end of each reporting period. Through December 31, 2018, stock-based compensation expense for awards to non-employees was recognized over the vesting period during which services were rendered by such non-employees and at the end of each financial reporting period prior to vesting, the fair value of these awards was remeasured using the then-current fair value of such awards.

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

Net Loss per Share

Basic net earnings per share applicable to common stockholders is calculated by dividing net earnings applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings per share applicable to common stockholders is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the dilutive net loss per share applicable to common stockholders calculation, convertible preferred stock, stock options, warrants and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2019	2018
Stock options	4,616,395	3,753,025
Unvested restricted stock	1,078,824	—
Total	5,695,219	3,753,025

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Recent Accounting Pronouncements

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 (“ASU 2019-04”). ASU 2019-04 clarifies the accounting treatment for the measurement of credit losses under ASC 236 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2019-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the new standard but does not anticipate ASU 2014-09 will have a material impact on its condensed consolidated financial statements and related disclosures.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which applies to all leases and requires lessees to record most leases on the balance sheet but recognize expense in a manner similar to the previous standard. ASC 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and, as such, is effective starting January 1, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of ASC 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. In July 2018, the FASB issued ASU No. 2018-11, Leases : Targeted Improvements, which clarifies ASC 842 and provides companies with an optional transition method. The optional transition method allows for companies to adopt ASC 842 as of the January 1, 2019 adoption date and record a cumulative catch-up to related earnings during the period of adoption. The Company adopted ASC 842 on January 1, 2019 and elected to use the practical expedients and therefore the Company is only presenting right-of-use assets and lease liabilities as of the adoption date and additionally elected to not reassess the classification of leases executed prior to the January 1, 2019 adoption date. The primary effect of the new standard, as of the adoption date, is the recording of a right-of-use asset and lease liability for the current operating lease for its office and laboratory facility. As of the January 1, 2019 adoption date, the Company recorded (i) a lease liability of $2.2 million, of which $1.1 million was classified as short-term and $1.1 million as long-term, which represents the present value of remaining lease payments, as of the adoption date, discounted using an incremental borrowing rate of 10% and (ii) a right-of-use asset of approximately $1.5 million classified as long-term, which represents a corresponding amount to the lease liability of $2.2 million adjusted for deferred rent of approximately $0.7 million. The Company also had two immaterial capital leases that, as of the adoption date, are classified as financing leases, with the underlying assets recorded as part of property and equipment, net, in the Company’s condensed consolidated balance sheets.

In June 2018, the FASB issued ASU No. 2018-07, Compensation -Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 aims to simplify the accounting for share-based payments to nonemployees by aligning it to the accounting for share-based payments to employees including determining the fair value of the award on the date of grant and recognizing the stock-based compensation expense as of the respective vesting date. The new standard also requires companies to elect to either measure the awards to nonemployees over an estimated expected term or contractual term as well as elect to estimate forfeitures or account for forfeitures as incurred. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. ASU 2018-07 is to be adopted using a modified retrospective approach with a cumulative catch-up to retained earnings recorded for equity-classified awards for which a measurement date has not been established as of the date of adoption. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

The Company has identified a single performance obligation which includes (i) a research license that Incyte retains as long as there remains an unexercised option (the “Research License”) and (ii) research and development services provided during the Research Term (the “Research Services”). The Collaboration Agreement includes options to (x) obtain additional time to exercise the license options for certain targets designated as definitive validation targets and (y) obtain license rights to each validated target, both of which were not considered by the Company’s management to be material rights, and therefore not performance obligations, at inception. The Company’s management believes the options do not provide a material right to the customer that it would receive without entering into the contract principally because the option fees are at least equal to the standalone selling price for the underlying goods. The Research License is not considered distinct as Incyte cannot benefit from the Research License without the Research Services that are separately identifiable in the contract. The Research License only allows Incyte to evaluate the targets developed as part of the conduct of the Research Services under the research plan or conduct work allocated to them during the Research Term. Incyte cannot extract any benefit from the Research License without the Research Services, including the provision of data package information, performed by the Company. As such, these two promises are deemed inputs to a combined output (the delivery of data package allowing Incyte to make an option exercise decision) and are bundled into a single performance obligation (the “Research License and Research Service Performance Obligation”).

At inception, the total transaction price was determined to be $12.3 million, which consisted of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount and $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement. The Collaboration Agreement also provides for development and regulatory milestones that are only payable subsequent to the exercise of an option and were therefore excluded from transaction price at inception. The Company intends to re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the three months ended March 31, 2019.

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

During the three months ended March 31, 2019 and 2018, the Company recognized $0.5 million and $0.4 million of revenue, respectively, that was previously deferred under the Collaboration Agreement. As of March 31, 2019, the Company has deferred revenue outstanding under the Collaboration Agreement of approximately $9.7 million, of which $1.8 million and $7.9 million were classified as current and long-term, respectively, on the Company’s condensed consolidated balance sheets.

The following table presents the changes in deferred revenue for the three months ended March 31, 2019 (in thousands):

Three months ended March 31, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred revenue	$10,202	$—	$454	$9,748

4. Cash, Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Marketable securities consist of securities with original maturities greater than 90 days when purchased. The Company classifies these marketable securities as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive gain (loss). Premiums or discounts from par value are amortized to other income over the life of the underlying security.

Cash, cash equivalents and marketable securities consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

		Unrealized	Unrealized	Fair
March 31, 2019	Amortized Cost	Gains	Losses	Value
Cash and Cash equivalents:
Cash and money market funds	$22,129	$—	$—	$22,129
Marketable Securities:
U.S. treasury obligations	53,729	8	—	53,737
Total:	$75,858	$8	$—	$75,866

		Unrealized	Unrealized	Fair
December 31, 2018	Amortized Cost	Gains	Losses	Value
Cash and Cash equivalents:
Cash and money market funds	$34,886	$—	$—	$34,886
Overnight repurchase agreements	15,000	—	—	15,000
Marketable Securities:
U.S. treasury obligations	49,796	—	(3)	49,793
Total:	$99,682	$—	$(3)	$99,679

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2019, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of March 31, 2019 and December 31, 2018, all marketable securities had maturities of less than twelve months when purchased.

At March 31, 2019, the Company did not hold any securities that were in an unrealized loss position. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2019.

5. Fair Value Measurements

Assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$22,129	$22,129	$—	$—
Marketable securities:
U.S. treasury obligations	53,737	53,737	—	—
	$75,866	$75,866	$—	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$34,886	$34,886	$—	$—
Overnight repurchase agreements	15,000	—	15,000	—
Marketable securities:
U.S. treasury obligations	49,793	49,793	—	—
	$99,679	$84,679	$15,000	$—

6. Restricted Cash

At March 31, 2019, the Company had $4.0 million in restricted cash, of which $0.6 million was classified as short-term and $3.4 million as long-term.

In connection with the execution of the 2019 Lease (See Note 8), the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023. The $3.1 million letter of credit is classified as long-term restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2019.

At December 31, 2018, the Company had $0.9 million in restricted cash, of which $0.6 million was classified as short-term and $0.3 million as long-term.

In August 2018, the Company entered into a manufacturing agreement with a third party for manufacturing services related to one of its product candidates. In accordance with the terms of the manufacturing agreement, the Company was required to provide a letter of credit in the amount of $0.6 million. The letter of credit will expire on September 30, 2019 and is classified as short-term on the Company’s condensed consolidated balance sheets as of March 31, 2019.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statement of cash flows as of March 31, 2019, December 31, 2018, March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$22,129	$49,886	$94,334	$32,205
Restricted cash, current portion	638	638	193	193
Restricted cash, net of current portion	3,376	290	290	290
Total cash, cash equivalents and restricted cash	$26,143	$50,814	$94,817	$32,688

7. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
External research and preclinical development	$6,782	$10,119
Employee compensation and benefits	1,331	2,985
Professional fees	787	618
Facilities and other	186	171
	$9,086	$13,893

8. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020. The Company has an option to extend the 2015 Lease for five additional years. The 2015 Lease has escalating rent payments and the Company records rent expense on a straight-line basis over its term, including any rent-free periods. The 2015 Lease includes certain lease incentives in the form of tenant allowances. Prior to the adoption of ASC 842, the Company capitalized these improvements made with the tenant allowance into fixed assets and established a liability for the deferred lease incentive upon occupancy. The Company recorded these incentives as a component of deferred rent and will amortize these incentives as a reduction of rent expense over the lease term. The related fixed assets are being amortized over the expected lease term. Effective January 1, 2019, upon the adoption of ASC 842, the Company recorded an operating lease right-of use asset and operating lease liability of $1.5 million and $2.2 million, respectively.

On January 8, 2019, the Company entered into a lease (the “2019 Lease”) with respect to approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term commencing in January 2019 and ending in February 2030. The Company has the option to extend the lease term for one additional ten (10) year period.

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 6).

The Company determined that the 2019 Lease’s commencement date, for purposes of applying ASC 842 accounting guidance, did not occur as of March 31, 2019, and therefore no balances related to the 2019 Lease, pursuant to ASC 842, were recorded on the condensed consolidated balance sheet as of March 31, 2019.

Financing Lease

In March 2019, the Company entered into an equipment lease agreement (the “Equipment Lease”) that has a 48 month-term. At the end of the term, the Company has the right to return the leased equipment, extend the lease, or buy the equipment at then-current fair market value of the equipment. The Company accounts for the Equipment Lease as a financing lease under ASC 842 and recorded a financing lease right-of-use asset and a corresponding financing lease liability of approximately $1.0 million.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of March 31, 2019 (in thousands):

	Operating	Financing/Capital

Nine months ending December 31, 2019	$995	$228
Year ended December 31, 2020	1,130	304
Year ended December 31, 2021	—	300
Year ended December 31, 2022	—	299
Year ended December 31, 2023	—	51
Total minimum lease payments	$2,125	$1,182
Less imputed interest	168	195
Total minimum lease payments	$1,957	$987

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of March 31, 2019 (in thousands):

March 31, 2019
Lease cost:
Operating lease cost	$54
Financing lease cost:
Amortization of right-of-use asset	$15
Interest on lease liabilities	$8
Total financing lease cost	$23
Other information:
Cash paid for amounts included in the measurement of liabilities - operating	$330
Weighted-average remaining lease term (in years) - operating lease	1.5
Weighted-average discount rate - operating lease	10.0%
Operating cash flows from financing lease	$48
Weighted-average remaining lease term (in years) - financing lease	4.0
Weighted-average discount rate - financing lease	9.47%

The Company recorded rent expense of $0.2 million for operating leases for each of the three months ended March 31, 2019 and 2018.

Following the adoption of ASC 842, the Company has a right-of-use asset and lease liability that resulted in recording a new temporary tax difference upon adoption of ASC 842 as the Company is now recognizing right-of-use assets and related lease liabilities for the first time and those assets and liabilities have no corresponding tax basis. The Company does not expect the adoption of ASC 842 to have an impact on the Company’s tax expenses and benefits as any deferred tax assets or deferred tax liabilities will be offset with the Company’s full valuation allowance.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. No payments were made under the supply management agreement during the three months ended March 31, 2019 and 2018.

9. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2016 Plan was increased by 1,350,634 shares. At March 31, 2019, 2,223,902 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2016 ESPP was increased by 337,658 shares. At March 31, 2019, 1,422,414 shares remained available for future issuance under the 2016 ESPP.

Stock Options

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

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three months ended March 31, 2019. As of March 31, 2019, there was $1.0 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 3.5 years.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest upon the achievement of performance-based criteria. As of March 31, 2019, no such performance-based criteria had been achieved. As of March 31, 2019, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 7.5 years.

A summary of the status of stock options as of December 31, 2018 and March 31, 2019 and changes during the three months ended March 31, 2019 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2018	3,732,643	$9.88	7.9	$1,694
Granted	953,800	6.78
Exercised	(1,077)	2.86
Cancelled	(68,971)	11.71
Outstanding at March 31, 2019	4,616,395	$9.21	8.2	$6,335
Exercisable at March 31, 2019	1,726,979	$8.82	7.0	$3,362

The intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $4,800 and $0.7 million, respectively.

As of March 31, 2019, there was $18.6 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those stock option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Units

From time to time, upon approval by the Company’s board of directors, certain employees have been granted restricted stock units with time-based vesting criteria. The majority of these restricted stock units vest annually over a four-year term with 25% vesting on each anniversary of the grant date. Those restricted stock units granted to the Company’s executive officers during the quarter ended March 31, 2019, vest in full on March 31, 2022. The fair value of restricted stock units is calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of the status of restricted stock units as of December 31, 2018 and March 31, 2019 and changes during the three months ended March 31, 2019 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	1,082,124	6.71
Vested	—	—
Forfeited	(3,300)	6.71
Outstanding at March 31, 2019	1,078,824	$6.71

As of March 31, 2019, there was $6.9 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 3.4 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Weighted-average risk-free interest rate	2.54%	2.41%
Expected dividend yield	—%	—%
Expected option term (in years)	6.08	6.08
Volatility	91.68%	90.20%

The weighted-average grant date fair value per share of options granted in the three months ended March 31, 2019 and 2018 was $5.16 and $7.93, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Research and development	$697	$565
General and administrative	1,182	1,131
Total stock-based compensation expense	$1,879	$1,696

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

10. Subsequent Events

On April 9, 2019, the Company completed two concurrent underwritten public offerings of the Company’s securities, which together resulted in gross proceeds to the Company of $70.0 million, before underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $4.6 million. In one of the public offerings, the Company sold 8,667,333 shares of its common stock and accompanying Class A warrants (the “Warrants”) to purchase 1,951,844 shares of the Company’s common stock, at a combined price to the public of $7.50 per common share and accompanying Warrant. In the other public offering, the Company sold 666 shares of its Series A convertible preferred stock (the “Series A Stock”), and accompanying Warrants to purchase 166,500 shares of the Company’s common stock, at a combined public offering price of $7,500 per share and accompanying Warrant. Each Warrant is immediately exercisable at an exercise price of $8.625 per share, subject to adjustment in certain circumstances, and will expire on October 10, 2022.

Each share of Series A Stock is convertible into 1,000 shares of common stock at any time at the holder’s option, except that such conversion is prohibited if, as a result of such conversion and subject to certain exceptions, the holder, together with its affiliates and attribution parties, would own more than 9.99% of the Company’s issued and outstanding common stock. Shares of Series A Stock generally have no voting rights. Shares of Series A Stock will be entitled to receive dividends equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission, or SEC, on March 7, 2019, or the 2018 10-K.

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

The following information and any forward-looking statements should be considered in light of risks identified under the caption “Risk Factors” in the 2018 10-K.

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

We also reported data at ASH 2018 from a pilot cohort of our Phase 2 clinical trial of SY-1425 evaluating the safety and efficacy of SY-1425 in combination with daratumumab, an anti-CD38 antibody approved for the treatment of multiple myeloma, in biomarker-positive patients with relapsed or refractory AML or higher-risk myelodysplastic syndrome, or MDS. Specifically, we reported that SY-1425 in combination with daratumumab was generally well tolerated with no evidence of increased toxicities, and that, while eight of nine evaluable patients had increased CD38 expression in myeloid blast cells, this expression increased to levels exceeding those of a multiple myeloma cell line in only two of those patients one of whom had a response. In January 2019, we reported that we made a portfolio prioritization decision not to pursue further development of SY-1425 in combination with daratumumab beyond completion of this pilot cohort, which is closed to further enrollment.

In September 2018, we opened the expansion portion of our Phase 1 clinical trial evaluating the safety and clinical activity of SY-1365 in multiple ovarian cancer populations as a single agent as well as in combination with carboplatin, a chemotherapeutic agent, following completion of the dose-escalation portion of the trial. The high-grade serous ovarian cancer populations being evaluated include a 24-patient cohort evaluating SY-1365 as a single agent in patients who have relapsed after three or more prior therapies and a 24-patient cohort evaluating SY-1365 in combination with carboplatin in patients who relapsed after one or more prior therapies but who may still benefit from additional platinum-based treatment. We are also evaluating SY-1365 as a single agent in a cohort of approximately 12 patients with relapsed ovarian clear cell cancer. We are also evaluating SY-1365 in combination with fulvestrant, a hormonal medicine, in approximately 12 patients with hormone-receptor positive, or HR+, HER2-negative metastatic breast cancer who have previously been treated with a CDK4/6 inhibitor plus an aromatase inhibitor. In addition, we are evaluating the mechanism of action of SY-1365 as a single agent in approximately 30 patients with any solid tumor accessible for biopsy. We plan to report initial clinical data from the expansion portion of our Phase 1 clinical trial in the fourth quarter of 2019. We expect these data to include initial safety assessments from the cohort evaluating SY-1365 in combination with carboplatin, initial safety and efficacy assessments from the cohort evaluating SY-1365 in patients who have relapsed after three or more prior therapies, and initial mechanism of action, safety and efficacy assessments in patients with any solid tumor accessible for biopsy. We expect to report initial data from the other cohorts of the trial, including the recurrent ovarian clear cell cancer cohort, in 2020.

In November 2018, we reported data as of October 15, 2018 from the dose-escalation portion of the Phase 1 clinical trial of SY-1365 at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium, which demonstrated proof-of mechanism at tolerable doses in patients with advanced solid tumors. Specifically, we reported that SY-1365 demonstrated dose-dependent effects on CDK7 occupancy and downstream gene expression changes in blood cells. In addition, we reported that adverse events occurring in the dose-escalation portion of the trial were predominantly low-grade, reversible and generally manageable and that a maximum tolerated dose was not defined. We also reported that clinical activity per Response Evaluation Criteria in Solid Tumors 1.1 criteria was observed in seven of the 19 patients (37%) who were evaluable for clinical responses, including one patient with relapsed ovarian clear cell cancer in her fourth relapse who had a confirmed partial response after two cycles of treatment at an 80 mg/m2 twice weekly dose. This patient remained in a partial response at an assessment after six cycles of treatment. Six additional patients had stable disease lasting between 50 and 127 days. Most of these patients received doses of SY-1365 equal to or greater than 32 mg/m2. Based on these data, we initiated the expansion cohorts of the Phase 1 clinical trial at 53 and 80 mg/m2, and we are exploring once and twice weekly treatment regimens.

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

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities. From inception through March 31, 2019, we raised an aggregate of $288.7 million from such transactions.

Since inception, we have incurred significant operating losses. Our net losses were $16.5 million and $14.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $234.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our planned clinical development activities with respect to SY-1425, SY-1365, and SY-5609;
•	develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	initiate and continue research, preclinical and clinical development efforts for our research and preclinical programs;
•	further develop our gene control platform;
•	seek to identify and develop additional product candidates;
•	acquire or in-license other product candidates or technologies;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•

hire and retain additional personnel and add operational, financial and management information systems, including personnel and systems to support our product development and commercialization efforts and help us comply with our obligations as a public company; and

•	add equipment and physical infrastructure to support our research and development programs.

Financial Operations Overview

Revenue

To date, our revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2019 and 2018, we recognized approximately $0.5 million and $0.4 million of revenue, respectively, all of which was attributable to our target discovery collaboration with Incyte.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
SY-1425 external costs (1)	$(220)	$2,009
SY-1365 and other CDK7 program external costs (1)	4,381	3,351
Other research and platform program external costs	2,972	1,684
Employee-related expenses, including stock-based compensation	4,504	3,096
Facilities and other expenses	925	976
Total research and development expenses	$12,562	$11,116

(1)

The results in the three months ended March 31, 2019, include a credit of $1.9 million and $1.2 million in total due to a change in estimate of costs incurred over the life of the SY-1425 and SY-1365 clinical trials, respectively, through March 31, 2019.

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation, and there have been no significant changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 7, 2019, other than the adoption of ASC 842 discussed in the notes to the unaudited condensed consolidated financial statements as of March 31, 2019.

Results of Operations

Comparison of three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,
	2019	2018	Dollar Change	% Change
Statements of Operations Data:
Revenue	$454	$370	$84	23%
Operating expenses:
Research and development	12,562	11,116	1,446	13%
General and administrative	4,865	4,075	790	19%
Total operating expenses	17,427	15,191	2,236	15%
Other income, net	512	358	154	43%
Net loss	$(16,461)	$(14,463)	$1,998	14%

Revenue

For the three months ended March 31, 2019 and 2018, we recognized approximately $0.5 million and $0.4 million of revenue, respectively, all of which was attributable to our target discovery collaboration agreement with Incyte.

Research and Development Expense

Research and development expense increased by approximately $1.4 million, or 13%, from $11.1 million for the three months ended March 31, 2018 to $12.6 million for the three months ended March 31, 2019. The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018, together with the changes to those items in dollars (in thousands):

	Three Months Ended March 31,
	2019	2018	Dollar Change	% Change
External research and development	$6,237	$6,675	$(438)	(7)%
Employee-related expenses, excluding stock-based compensation	3,807	2,530	1,277	50%
Stock-based compensation	697	566	131	23%
Consulting, licensing and professional fees	896	369	527	143%
Facilities and other expenses	925	976	(51)	(5)%
Total research and development expenses	$12,562	$11,116	$1,446	13%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, SY-1425 and SY-1365, and preclinical programs as well as enhancing our internal capabilities, including the following:

•

a decrease of approximately $0.4 million, or 7%, for external research and development costs, primarily due to the change in estimate of clinical trial costs for SY-1425 and SY-1365, offset by increases in research and development costs associated with the continued advancement of our existing clinical trials and advancement of our preclinical programs, including the advancement of SY-5609 toward IND enabling studies;

•	an increase of approximately $1.3 million, or 50%, for increased personnel related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.1 million, or 23%, for stock-based compensation expense, also primarily due to our increased headcount; and
•

an increase of approximately $0.5 million, or 143%, in consulting, licensing and professional fees primarily due to increased professional fees in support of our SY-1425 and SY-1365 clinical trials and our other pre-clinical programs.

General and Administrative Expense

General and administrative expense increased by approximately $0.8 million, or 19%, from $4.1 million for the three months ended March 31, 2018 to $4.9 million for the three months ended March 31, 2019. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation.

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest and amortization of premiums and discounts on marketable securities, net of interest expense related to our equipment financing arrangements. The increase in other income from the three months ended March 31, 2018 to the three months ended March 31, 2019 is due to a higher level of investment in marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through March 31, 2019, primarily through the sale of equity securities and research agreements with third parties, including our collaboration with Incyte.

On July 20, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $225.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on July 31, 2017. Further, in July 2017, we entered into an at-the-market sales agreement with Cowen & Co., or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to such universal shelf registration statement. As of March 31, 2019, we had $32.8 million remaining for issuance under the sales agreement.

As of March 31, 2019, $161.8 million of securities remained available for issuance under the shelf registration agreement.

As of March 31, 2019, we had cash, cash equivalents and marketable securities of approximately $75.9 million.

In April 2019, we raised $70.0 million in gross proceeds from the issuance of equity securities in two concurrent public offerings before deducting underwriting discounts and commissions and estimated offering expenses payable by us of approximately $4.6 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(20,327)	$(2,400)
Investing activities	(4,229)	12,362
Financing activities	(115)	52,167
Net (decrease) increase in cash, cash equivalents and restricted cash	$(24,671)	$62,129

Net Cash Used in Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $20.3 million during the three months ended March 31, 2019 compared to $2.4 million for the three months ended March 31, 2018. The increase in cash used in operating activities in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to proceeds received in January 2018 upon entry into the Incyte target discovery collaboration.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $4.2 million during the three months ended March 31, 2019 compared to net cash provided by investing activities of $12.4 million during the three months ended March 31, 2018. The decrease in cash provided by in investing activities was primarily due to the net purchases of marketable securities of $3.6 million during the three months ended March 31, 2019 as compared net maturities of marketable securities of $12.5 million during the three months ended March 31, 2018.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.1 million during the three months ended March 31, 2019 compared to net cash provided by financing activities of $52.2 million for the three months ended March 31, 2018. Cash used in financing activities for the three months ended March 31, 2019 was primarily due to payments under our financing and capital lease obligations, as well as payments for financing costs in anticipation of the April 2019 financing. Net cash provided by financing activities for the three months ended March 31, 2018 was primarily comprised of net proceeds of $42.8 million from the sale of our common stock in an underwritten public offering in February 2018, $1.4 million in proceeds from a private placement of our common stock in February 2018, $7.7 million in proceeds attributable to the equity investment made by Incyte in connection with entry into our target discovery collaboration and $0.2 million from the exercise of employee stock options, offset by payments under our capital lease obligations.

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

We believe that our cash, cash equivalents and marketable securities as of March 31, 2019, together with the net proceeds from the public offerings completed in April 2019, will enable us to fund our planned operating expense and capital expenditure requirements to the end of the first quarter of 2021. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

During the three months ended March 31, 2019 there were no material changes to our contractual obligations and commitments described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 7, 2019, other than as set forth below.

In January 2019, we entered into a lease agreement with respect to approximately 52,859 square feet of space at 35 CambridgePark Drive, Cambridge, Massachusetts for a lease term commencing in January 2019 and ending in February 2030. We have the option to extend the lease term for one additional ten (10) year period. The following table summarizes our contractual obligations related to lease as of payment due date by period at March 31, 2019 (in thousands):

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease payments	41,312	297	7,334	7,780	25,901
Total	$41,312	$297	$7,334	$7,780	$25,901

All other contractual obligations related to our operating and financing leases are discussed in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of money market funds and marketable securities and are invested in U.S. treasury or government obligations. However, because of the short-term nature of the duration of our portfolio and the low-risk profile of our investments, we believe an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2019, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 and 2018.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted the provisions of ASC 842, Leases. As part of the adoption of this standard, we reviewed our control procedures and have modified certain of our processes to ensure compliance with the new standard.

Other than the foregoing, during the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 7, 2019.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1

Restated Certificate of Incorporation of the Registrant, including the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Registrant. Filed herewith.

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 6, 2016).

4.1	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on April 8, 2019).

4.2	Form of Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on April 8, 2019).

10.1

Underwriting Agreement relating to the Registrant’s offering of its common stock, dated April 5, 2019, by and among the Registrant, Cowen and Company, LLC and Piper Jaffray & Co., as representatives of the several underwriters identified therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on April 8, 2019).

10.2

Underwriting Agreement relating to the Registrant’s offering of its Series A convertible preferred stock, dated April 5, 2019, by and among the Registrant, Cowen and Company, LLC and Piper Jaffray & Co., as representatives of the several underwriters identified therein (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on April 8, 2019).

10.3

Lease, dated January 8, 2019 between the Company and DIV 35 CPD, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on January 11, 2019).

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

Syros Pharmaceuticals, Inc.

Date: May 1, 2019	By:	/s/ Joseph J. Ferra Jr.
Joseph J. Ferra Jr.
Chief Financial Officer (Principal Financial Officer)