Form 10-Q
period 2019-06-30
Syros Pharmaceuticals, Inc.
filed 2019-08-01
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(617) 744-1340

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	SYRS	Nasdaq Global Select Market

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 26, 2019: 42,438,244

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

These forward‑looking statements include, among other things, statements about:

•

our plans to initiate and expand clinical trials of our product candidates and our expectations for the timing, quantity and quality of data to be reported from our clinical trials of SY‑1425 and SY‑1365;

•	our plans to progress SY-5609 through investigational new drug application, or IND, enabling preclinical studies and initiate clinical development;
•	planned clinical trials for our product candidates, whether conducted by us or by any future collaborators, including the timing of these trials and of the anticipated results;
•	our ability to replicate in any clinical trial of one of our product candidates the results we observed in preclinical or earlier clinical studies with such product candidate;
•	our plans to research, develop, seek approval for, manufacture and commercialize our current and future product candidates;
•	our plans to develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	our expectations regarding the potential benefits of our gene control platform and our approach;
•	our ability to enter into, and the terms and timing of, any collaborations, license agreements, or other arrangements;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$101,740	$49,886
Marketable securities	19,978	49,793
Prepaid expenses and other current assets	2,012	1,417
Restricted cash, current portion	638	638
Total current assets	124,368	101,734
Property and equipment, net	5,443	3,861
Other long-term assets	889	881
Restricted cash, net of current portion	3,376	290
Right-of-use assets– operating lease	16,831	—
Right-of-use asset – financing lease	920	—
Total assets	$151,827	$106,766
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,759	$3,309
Accrued expenses	10,057	13,893
Deferred revenue, current portion	1,661	1,926
Deferred rent, current portion	—	392
Financing and capital lease obligations, current portion	226	9
Operating lease obligations, current portion	1,629	—
Total current liabilities	15,332	19,529
Deferred rent, net of current portion	—	353
Deferred revenue, net of current portion	7,625	8,276
Financing and capital lease obligations, net of current portion	708	22
Operating lease obligation, net of current portion	16,247	—
Commitments and contingencies (See Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; 666 and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (equivalent to 666,000 shares of common stock upon conversion)	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018; 42,435,497 and 33,765,864 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	43	34
Additional paid-in capital	365,329	296,100
Accumulated other comprehensive gain (loss)	4	(3)
Accumulated deficit	(253,461)	(217,545)
Total stockholders' equity	111,915	78,586
Total liabilities and stockholders' equity	$151,827	$106,766

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$462	$375	$916	$745
Operating expenses:
Research and development	15,475	11,082	28,037	22,198
General and administrative	5,195	3,841	10,061	7,916
Total operating expenses	20,670	14,923	38,098	30,114
Loss from operations	(20,208)	(14,548)	(37,182)	(29,369)
Other income, net	753	501	1,266	859
Net loss applicable to common stockholders	$(19,455)	$(14,047)	$(35,916)	$(28,510)

Net loss per share applicable to common stockholders - basic and diluted	$(0.47)	$(0.43)	$(0.95)	$(0.90)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	41,673,275	32,892,712	37,741,646	31,621,303

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(19,455)	$(14,047)	$(35,916)	$(28,510)
Other comprehensive (loss) gain:
Unrealized holding (losses) gains on marketable securities	(4)	27	7	35
Comprehensive loss	$(19,459)	$(14,020)	$(35,909)	$(28,475)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the six months ended June 30, 2019 and 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2017	26,423,375	$26	—	$—	$220,606	$(42)	$(155,266)	$65,324
Exercise of stock options	103,057	—	—	—	487	—	—	487
Issuance of common stock to Incyte Corporation, net of issuance costs of $100	793,021	1	—	—	7,647	—	—	7,648
Issuance of common stock in underwritten public offering, net of issuance costs of $3,300	4,816,753	5	—	—	42,659	—	—	42,664
Issuance of common stock through private placement	144,505	—	—	—	1,380	—	—	1,380
Issuance of common stock at-the-market, net of issuance costs of $600	1,340,343	2	—	—	16,242	—	—	16,244
Stock-based compensation expense	—	—	—	—	3,440	—	—	3,440
Other comprehensive gain	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(28,510)	(28,510)
Balance at June 30, 2018	33,621,054	$34	—	$—	$292,461	$(7)	$(183,776)	$108,712

Balance at December 31, 2018	33,765,864	$34	—	$—	$296,100	$(3)	$(217,545)	$78,586
Exercise of stock options	2,300	—	—	—	7	—	—	7
Issuance of common stock and warrants in underwritten public offering, net of issuance costs of $4,600	8,667,333	9	—	—	60,350	—	—	60,359
Issuance of preferred stock and warrants in underwritten public offering, net of issuance costs of $400	—	—	666	—	4,638	—	—	4,638
Stock-based compensation expense	—	—	—	—	4,234	—	—	4,234
Other comprehensive gain	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(35,916)	(35,916)
Balance at June 30, 2019	42,435,497	$43	666	$—	$365,329	$4	$(253,461)	$111,915

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended June 30, 2019 and 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	274230	Gain (Loss)	Deficit	Equity
Balance at March 31, 2018	32,236,427	$32	—	$—	$274,230	$(34)	$(169,729)	$104,499
Exercise of stock options	44,284	—	—	—	245	—	—	245
Issuance of common stock at-the-market, net of issuance costs of $600	1,340,343	2	—	—	16,242	—	—	16,244
Stock-based compensation expense	—	—	—	—	1,744	—	—	1,744
Other comprehensive gain	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(14,047)	(14,047)
Balance at June 30, 2018	33,621,054	$34	—	$—	$292,461	$(7)	$(183,776)	$108,712

Balance at March 31, 2019	33,766,941	$34	—	$—	$297,982	$8	$(234,006)	$64,018
Exercise of stock options	1,223	—	—	—	3	—	—	3
Issuance of common stock and warrants in underwritten public offering, net of issuance costs of $4,600	8,667,333	9	—	—	60,350	—	—	60,359
Issuance of preferred stock and warrants in underwritten public offering, net of issuance costs of $400	—	—	666	—	4,638	—	—	4,638
Stock-based compensation expense	—	—	—	—	2,356	—	—	2,356
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(19,455)	(19,455)
Balance at June 30, 2019	42,435,497	$43	666	$—	$365,329	$4	$(253,461)	$111,915

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(35,916)	$(28,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,104	764
Amortization of financing right-of-use asset	77	—
Loss on disposal of fixed assets	1	—
Stock-based compensation expense	4,234	3,440
Net amortization of premiums and discounts on marketable securities	(542)	(115)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(595)	(1,668)
Other long-term assets	(8)	(16)
Accounts payable	(1,551)	(1,010)
Accrued expenses	(4,614)	(697)
Deferred revenue	(916)	11,508
Operating lease asset and liabilities	300	—
Deferred rent and lease incentive	—	(174)
Net cash used in operating activities	(38,426)	(16,478)
Investing activities
Purchases of property and equipment	(1,911)	(168)
Purchases of marketable securities	(33,636)	(2,486)
Maturities of marketable securities	64,000	32,500
Net cash provided by investing activities	28,453	29,846
Financing activities
Payments on financing and capital lease obligations	(94)	(46)
Proceeds from issuance of common stock through employee benefit plans	7	487
Proceeds from issuance of common stock and warrants in public offerings and private placements, net of issuance costs	60,362	68,179
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	4,638	—
Net cash provided by financing activities	64,913	68,620
Increase in cash, cash equivalents and restricted cash	54,940	81,988
Cash, cash equivalents and restricted cash (See Note 6)
Beginning of period	50,814	32,688
End of period	$105,754	$114,676
Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$1
Non-cash investing and financing activities
Property and equipment received but unpaid as of period end	$1,044	$47
Assets acquired under financing lease	$997	$28
Offering costs incurred but unpaid as of period end	$3	$2

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $62.3 million, $54.0 million and $47.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of June 30, 2019, the Company had an accumulated deficit of $253.5 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. In April 2019, the Company raised $70.0 million in gross proceeds from issuance of equity securities in two concurrent public offerings. The Company believes that its cash, cash equivalents and marketable securities of $121.7 million as of June 30, 2019 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements except as noted below with respect to the adoption of ASC 842. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, statements of stockholder’s equity for the three and six months ended June 30, 2019 and 2018, and statements of cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Revenue Recognition

To date the Company’s only revenue has consisted of collaboration and license revenue. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2019, the Company recognized approximately $0.5 million and $0.9 million of revenue, respectively. For the three and six months ended June 30, 2018, the Company recognized approximately $0.4 million and $0.7 million of revenue, respectively. All revenue presented is attributable to the Company’s target discovery collaboration with Incyte Corporation (“Incyte”).

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the condensed consolidated statements of operations based on their grant date fair values. Effective January 1, 2019, grants of restricted stock units and stock option awards to other service providers, referred to as non-employees, are measured based on the grant-date fair value of the award and expensed in the Company’s condensed consolidated statement of operations over the vesting period. Through December 31, 2018, grants of restricted stock unit and stock option awards to non-employees were required to be recognized as expense in the condensed consolidated statements of operations based on their vesting date fair values. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and, therefore, lacks Company-specific historical and implied volatility information. As a result, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of stock options granted to non-employees is equal to the contractual term of the option award. Effective January 1, 2019, the expected term of stock options to non-employees can be determined using either the contractual term of the option award or the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

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

Net Loss per Share

Basic net earnings per share applicable to common stockholders is calculated by dividing net earnings applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings per share applicable to common stockholders is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the two-class method and the if-converted method. For purposes of the dilutive net loss per share applicable to common stockholders calculation, convertible preferred stock, stock options, warrants and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2019	2018
Stock options	4,741,000	3,858,146
Unvested restricted stock	1,122,024	—
Warrants	2,118,344	—
Convertible preferred stock (*)	666,000	—
Total	8,647,368	3,858,146

* Reflecting 1 to 1,000 conversion ratio from preferred stock to common stock

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which applies to all leases and requires lessees to record most leases on the balance sheet but recognize expense in a manner similar to the previous standard. ASC 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and, as such, is effective starting January 1, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of ASC 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which clarifies ASC 842 and provides companies with an optional transition method. The optional transition method allows for companies to adopt ASC 842 as of the January 1, 2019 adoption date and record a cumulative catch-up to related earnings during the period of adoption. The Company adopted ASC 842 on January 1, 2019 and elected to use the practical expedients and therefore the Company is only presenting right-of-use assets and lease liabilities as of the adoption date and additionally elected to not reassess the classification of leases executed prior to the January 1, 2019 adoption date. The Company has also elected the practical expedient provided under ASC 842 for its operating and finance leases and will combine lease and non-lease components at the time of execution of the applicable lease. The primary effect of the new standard, as of the adoption date, is the recording of a right-of-use asset and lease liability for the current operating lease for its office and laboratory facility. As of the January 1, 2019 adoption date, the Company recorded (i) a lease liability of $2.2 million, of which $1.1 million was classified as short-term and $1.1 million as long-term, which represents the present value of remaining lease payments, as of the adoption date, discounted using an incremental borrowing rate of 10% and (ii) a right-of-use asset of approximately $1.5 million classified as long-term, which represents a corresponding amount to the lease liability of $2.2 million adjusted for deferred rent of approximately $0.7 million. The Company also had two immaterial capital leases that, as of the adoption date, are classified as financing leases, with the underlying assets recorded as part of property and equipment, net, in the Company’s condensed consolidated balance sheets.

In June 2018, the FASB issued ASU No. 2018-07, Compensation -Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 aims to simplify the accounting for share-based payments to nonemployees by aligning it to the accounting for share-based payments to employees including determining the fair value of the award on the date of grant and recognizing the stock-based compensation expense as of the respective vesting date. The new standard also requires companies to elect to either measure the awards to nonemployees over an estimated expected term or contractual term as well as elect to estimate forfeitures or account for forfeitures as they occur. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 and is to be adopted using a modified retrospective approach with a cumulative catch-up to retained earnings recorded for equity-classified awards for which a measurement date has not been established as of the date of adoption. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. Agreements with Incyte Corporation

Collaboration Agreement

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

The Company has identified a single performance obligation which includes (i) a research license that Incyte retains as long as there remains an unexercised option (the “Research License”) and (ii) research and development services provided during the Research Term. The Collaboration Agreement includes options to (x) obtain additional time to exercise the license options for certain targets designated as definitive validation targets and (y) obtain license rights to each validated target, both of which were not considered by the Company’s management to be material rights, and therefore not performance obligations, at inception.

At inception, the total transaction price was determined to be $12.3 million, which consisted of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount and $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement. The Collaboration Agreement also provides for development and regulatory milestones that are only payable subsequent to the exercise of an option and were therefore excluded from transaction price at inception. The Company intends to re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the six months ended June 30, 2019.

During the three and six months ended June 30, 2019, the Company recognized $0.5 million and $0.9 million of revenue, respectively, and $0.4 million and $0.7 million during the three and six months ended June 30, 2018, respectively, that was previously deferred under the Collaboration Agreement. As of June 30, 2019, the Company has deferred revenue outstanding under the Collaboration Agreement of approximately $9.3 million, of which $1.7 million and $7.6 million were classified as short and long-term, respectively, on the Company’s condensed consolidated balance sheets.

The following table presents the changes in deferred revenue for the six months ended June 30, 2019 (in thousands):

Six months ended June 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred revenue	$10,202	$—	$916	$9,286

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

Cash, cash equivalents and marketable securities consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

		Unrealized	Unrealized	Fair
June 30, 2019	Amortized Cost	Gains	Losses	Value
Cash and Cash equivalents:
Cash and money market funds	$20,240	$—	$—	$20,240
Overnight repurchase agreements	81,500	—	—	81,500
Marketable Securities:
U.S. treasury obligations	19,974	4	—	19,978
Total:	$121,714	$4	$—	$121,718

		Unrealized	Unrealized	Fair
December 31, 2018	Amortized Cost	Gains	Losses	Value
Cash and Cash equivalents:
Cash and money market funds	$34,886	$—	$—	$34,886
Overnight repurchase agreements	15,000	—	—	15,000
Marketable Securities:
U.S. treasury obligations	49,796	—	(3)	49,793
Total:	$99,682	$—	$(3)	$99,679

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the six months ended June 30, 2019, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of June 30, 2019 and December 31, 2018, all marketable securities had maturities of less than twelve months when purchased.

At June 30, 2019, the Company did not hold any securities that were in an unrealized loss position.

5. Fair Value Measurements

Assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$20,240	$20,240	$—	$—
Overnight repurchase agreements	81,500	—	81,500	—
Marketable securities:
U.S. treasury obligations	19,978	19,978	—	—
	$121,718	$40,218	$81,500	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$34,886	$34,886	$—	$—
Overnight repurchase agreements	15,000	—	15,000	—
Marketable securities:
U.S. treasury obligations	49,793	49,793	—	—
	$99,679	$84,679	$15,000	$—

6. Restricted Cash

At June 30, 2019, the Company had $4.0 million in restricted cash, of which $0.6 million was classified as short-term and $3.4 million as long-term.

In connection with the execution of the 2019 Lease (See Note 8), the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023. The $3.1 million letter of credit is classified as long-term restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2019.

At December 31, 2018, the Company had $0.9 million in restricted cash, of which $0.6 million was classified as short-term and $0.3 million as long-term.

In August 2018, the Company entered into a manufacturing agreement with a third party for manufacturing services related to one of its product candidates. In accordance with the terms of the manufacturing agreement, the Company was required to provide a letter of credit in the amount of $0.6 million. The initial term of the letter of credit expires on September 30, 2019, but it automatically renews for additional one-year periods unless 90 days’ notice is provided to the bank by the Company or unless released by the third-party manufacturer. The letter of credit is classified as short-term on the Company’s condensed consolidated balance sheets as of June 30, 2019.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statement of cash flows as of June 30, 2019, December 31, 2018, June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$101,740	$49,886	$114,386	$32,205
Restricted cash, current portion	638	638	—	193
Restricted cash, net of current portion	3,376	290	290	290
Total cash, cash equivalents and restricted cash	$105,754	$50,814	$114,676	$32,688

7. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
External research and preclinical development	$6,725	$10,119
Employee compensation and benefits	1,955	2,985
Professional fees	450	618
Facilities and other	927	171
	$10,057	$13,893

8. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020. The Company has an option to extend the 2015 Lease for five additional years. The 2015 Lease has escalating rent payments and the Company records rent expense on a straight-line basis over its term, including any rent-free periods. The 2015 Lease includes certain lease incentives in the form of tenant allowances. Prior to the adoption of ASC 842, the Company capitalized these improvements made with the tenant allowance into fixed assets and established a liability for the deferred lease incentive upon occupancy. The Company recorded these incentives as a component of deferred rent and amortizes these incentives as a reduction of rent expense over the lease term. The related fixed assets are being amortized over the expected lease term. Effective January 1, 2019, upon the adoption of ASC 842, the Company recorded an operating lease right-of use asset and operating lease liability of $1.5 million and $2.2 million, respectively, with the remaining deferred rent and tenant allowance incentive included as an offsetting balance within the right-of-use asset. On its condensed consolidated balance sheets, the Company classifies $1.2 million of the lease liability as short-term and $0.4 million of the lease liability as long-term as of June 30, 2019.

On January 8, 2019, the Company entered into a lease (the “2019 Lease”) with respect to approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term commencing in January 2019 and ending in February 2030. The Company has the option to extend the lease term for one additional ten (10) year period. The 2019 Lease has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the 2019 Lease, including any rent-free periods. The 2019 Lease includes certain lease incentives in the form of tenant allowances. The 2019 Lease also includes an abatement period in which the Company is not required to remit monthly rent payments until March 2020.

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 6).

The Company determined that the 2019 Lease’s commencement date, for purposes of applying ASC 842, occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances of $9.3 million, on that date. The Company is amortizing the tenant allowance over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On its condensed consolidated balance sheets, the Company classifies $0.4 million of the lease liability as short-term and $15.8 million of the lease liability as long-term as of June 30, 2019.

The Company elected the practical expedient provided under ASC 842 and therefore has combined all lease and non-lease components when determining the right-of-use asset and lease liability for the 2019 Lease.

Financing Lease

In March 2019, the Company entered into an equipment lease agreement (the “Equipment Lease”) that has a 48 month-term. At the end of the term, the Company has the right to return the leased equipment, extend the lease, or buy the equipment at the then-current fair market value of the equipment. The Company accounts for the Equipment Lease as a financing lease under ASC 842 and recorded a financing lease right-of-use asset and a corresponding financing lease liability of approximately $1.0 million at the time of executing the Equipment Lease.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of June 30, 2019 (in thousands):

	Operating	Financing/Capital
Six months ending December 31, 2019	$687	$152
Year ended December 31, 2020	4,252	304
Year ended December 31, 2021	3,824	300
Year ended December 31, 2022	3,935	299
Year ended December 31, 2023	4,049	51
Year ended December 31, 2024 and beyond	27,709	—
Total minimum lease payments	$44,456	$1,106
Less imputed interest	17,285	172
Less leasehold incentive	9,295	—
Total minimum lease payments	$17,876	$934

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Operating lease cost	$437	$490
Financing lease cost:
Amortization of right-of-use asset	$61	$77
Interest on lease liabilities	23	31
Total financing lease cost	$84	$108
Cash paid for amounts included in the measurement of liabilities - operating lease	$330	$659
Operating cash flows from financing lease	$76	$124

Other information:		Six Months Ended June 30, 2019
Weighted-average remaining lease term (in years) - operating lease		9.80
Weighted-average discount rate - operating lease		9.37%
Weighted-average remaining lease term (in years) - financing lease		3.74
Weighted-average discount rate - financing lease		9.32%

The Company recorded rent expense for operating leases of $0.7 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. No payments were made under the supply management agreement during the six months ended June 30, 2019 and 2018.

9. Convertible Preferred Stock and Warrants

Concurrent Public Offerings and Accounting Treatment

On April 9, 2019, the Company completed two concurrent underwritten public offerings of its equity securities. In the first public offering, the Company sold 8,667,333 shares of its common stock and accompanying Class A warrants (the “Warrants”) to purchase 1,951,844 shares of the Company’s common stock, at a combined price to the public of $7.50 per common share and accompanying warrant. In the second public offering, the Company sold 666 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”), and accompanying Warrants to purchase 166,500 shares of the Company’s common stock, at a combined public offering price of $7,500 per share and accompanying warrant. The offerings resulted in aggregate gross proceeds to the Company of $70.0 million, before underwriting discounts and commissions and offering expenses payable by the Company of approximately $5.0 million.

Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option, except that such conversion is prohibited if, as a result of such conversion and subject to certain exceptions, the holder, together with its affiliates and attribution parties, would own more than 9.99% of the Company’s issued and outstanding common stock. This percentage may be changed at the holder’s election to a higher or lower percentage upon 61 days’ notice to the Company.

Each Warrant has an exercise price per share of common stock of $8.625, subject to adjustment in certain circumstances, and will expire on October 10, 2022. Each Warrant is immediately exercisable, provided that the holder is prohibited, subject to certain exceptions, from exercising the Warrant for shares of the Company’s common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding. This percentage may be changed at the holders’ election to a higher or lower percentage upon 61 days’ notice to the Company.

The Company evaluated the Series A Preferred Stock and Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because neither the Series A Preferred Stock nor the Warrants met the definition of liability instruments.

The Series A Preferred Stock is not mandatorily redeemable and does not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Series A Preferred Stock would be recorded as permanent equity, not temporary equity, given that the holders of equally and more subordinated equity would be entitled to receive the same form of consideration upon the occurrence of the event that gives rise to the redemption or events of redemption that are within the control of the company.

Additionally, as the effective conversion price of the Series A Preferred Stock of $6.57 was below the fair value of the Company’s common stock on the date of issuance of $7.50, the Company determined that the Series A Preferred Stock included a beneficial conversion feature. The Company calculated the beneficial conversion feature to be approximately $0.6 million, which was recorded as a discount to the Series A Preferred Stock at the time of issuance.

The Warrants are classified as component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the Warrants to purchase 2,118,344 shares of the Company’s common stock at $9.0 million. The key inputs to the valuation model included a weighted average volatility of 86.06% and an expected term of 3.5 years.

Description of Series A Preferred Stock

Voting Rights

The Series A Preferred Stock will generally have no voting rights except as required by law and except that the consent of the holders of a majority of the Company’s outstanding shares of Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock or take certain other actions with respect to the Series A Preferred Stock.

Dividends

The Series A Preferred Stock will be entitled to receive dividends equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of the Company’s common stock.

Liquidation Rights

Subject to the prior and superior rights of the holders of any securities ranking senior to the Series A Preferred Stock of the Company, upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each holder of shares of Series A Preferred Stock shall be entitled to receive, in preference to any distributions of any of the assets or surplus funds of the Company to the holders of common stock, an amount equal to $0.001 per share of Series A Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares, before any payments shall be made or any assets distributed to holders of any class of common stock.

If, upon any such liquidation, dissolution or winding up of the Company, the assets of the Company shall be insufficient to pay the holders of shares of the Series A Preferred Stock the amount required under the preceding sentence, then all remaining assets of the Company shall be distributed ratably to holders of the shares of the Series A Preferred Stock in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Conversion

Each share of Series A Preferred Stock is convertible, at any time and from time to time from and after the issuance date, at the option of the holder thereof, into 1,000 shares of common stock, provided that the holder will be prohibited from converting Series A Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates and attribution parties, would own more than 9.99% of the total number of shares of common stock then issued and outstanding. The holder can change this requirement to a higher or lower percentage upon 61 days’ notice to the Company.

Redemption

The Company is not obligated to redeem or repurchase any shares of Series A Preferred Stock. Shares of Series A Preferred Stock are not entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

10. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2016 Plan was increased by 1,350,634 shares. At June 30, 2019, 2,054,874 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015 and approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2016 ESPP was increased by 337,658 shares. At June 30, 2019, 1,422,414 shares remained available for future issuance under the 2016 ESPP.

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

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three and six months ended June 30, 2019. As of June 30, 2019, there was $0.9 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 3.3 years.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest upon the achievement of performance-based criteria. As of June 30, 2019, no such performance-based criteria had been achieved. As of June 30, 2019, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 7.2 years.

A summary of the status of stock options as of December 31, 2018 and June 30, 2019 and changes during the six months ended June 30, 2019 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2018	3,732,643	$9.88	7.9	$1,694
Granted	1,096,500	6.73
Exercised	(2,300)	2.93
Cancelled	(85,843)	11.38
Outstanding at June 30, 2019	4,741,000	$9.12	8.0	$6,966
Exercisable at June 30, 2019	1,919,931	$8.97	6.9	$3,601

The intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $9,800 and $0.8 million, respectively.

As of June 30, 2019, there was $16.3 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those stock option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units

From time to time, upon approval by the Company’s board of directors, certain employees have been granted restricted stock units with time-based vesting criteria. The majority of these restricted stock units vest annually over a four-year term with 25% vesting on each anniversary of the grant date. Those restricted stock units granted to the Company’s executive officers during the six months ended June 30, 2019, vest in full on March 31, 2022. The fair value of restricted stock units is calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of the status of restricted stock units as of December 31, 2018 and June 30, 2019 and changes during the six months ended June 30, 2019 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	1,133,924	6.77
Vested	—	—
Forfeited	(11,900)	6.71
Outstanding at June 30, 2019	1,122,024	$6.77

As of June 30, 2019, there was $6.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 3.2 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average risk-free interest rate	1.97%	2.79%	2.47%	2.47%
Expected dividend yield	—%	—%	—%	—%
Expected option term (in years)	5.63	5.74	6.02	6.03
Volatility	90.33%	91.16%	91.51%	90.37%

The weighted-average grant date fair value per share of options granted in the six months ended June 30, 2019 and 2018 was $5.10 and $8.13, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$918	$670	$1,615	$1,235
General and administrative	1,438	1,074	2,619	2,205
Total stock-based compensation expense	$2,356	$1,744	$4,234	$3,440

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

The following information and any forward-looking statements should be considered in light of risks identified under the caption “Risk Factors” in the 2018 10-K and in this Quarterly Report on Form 10-Q.

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

At the American Society of Hematology Annual Meeting held in December 2018, or ASH 2018, we reported data from these cohorts of the Phase 2 clinical trial as of an October 29, 2018 data cut-off, and we continue to enroll and follow patients in the trial. As of the data cut-off, 11 biomarker-positive and eight biomarker-negative patients had been enrolled in the trial. Of the biomarker-positive patients, ten were evaluable for safety and eight were also evaluable for clinical responses. Of the biomarker-negative patients, seven were evaluable for safety and six were evaluable for clinical responses. We reported at ASH 2018 that SY-1425 in combination with azacitidine had been generally well-tolerated, with no evidence of increased toxicities, and that adverse events had been consistent with what has previously been seen with SY-1425 and azacitidine as single agents in AML. We also reported that the aggregate rate of complete response and complete response with incomplete blood count recovery, as defined by Revised International Working Group, or IWG, criteria, as of the data cut-off was 50% and the overall response rate using IWG criteria was 63%, in each case in response-evaluable patients enrolled in the biomarker-positive cohort of the trial. Most of the initial responses reported were seen at the end of the first treatment cycle. Single-agent azacitidine has shown response rates of 18-29% in newly-diagnosed AML patients who are not suitable candidates for chemotherapy, with initial responses generally occurring after four cycles of treatment in most patients who respond. We also reported at ASH 2018 an overall response rate of 17% as of the data cut-off in response-evaluable patients enrolled in the biomarker-negative cohort. While data from this cohort are less mature (because enrollment in this cohort started later than the biomarker-positive cohort), we believe that the difference in the observed overall response rates as of the cut-off date supports the potential predictive value of the RARA and IRF8 biomarkers for identifying patients most likely to respond to SY-1425. As of July 31, 2019, we have enrolled 20 of the 25 patients in the biomarker-positive cohort of the trial and we expect to complete enrollment of this cohort in the second half of 2019. We also plan to report updated clinical data from both the biomarker-positive and biomarker negative cohorts of the trial in the fourth quarter of 2019. We have expanded this trial to include an assessment of the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 biomarker-positive patients with relapsed or refractory AML and expect to report initial data on these patients in 2020.

In September 2018, we opened the expansion portion of our Phase 1 clinical trial evaluating the safety and clinical activity of SY-1365 in multiple ovarian cancer populations as a single agent as well as in combination with carboplatin, a chemotherapeutic agent, following completion of the dose-escalation portion of the trial. The high-grade serous ovarian cancer populations being evaluated include a 24-patient cohort evaluating SY-1365 as a single agent in patients who have relapsed after three or more prior therapies and a 24-patient cohort evaluating SY-1365 in combination with carboplatin in patients who relapsed after one or more prior therapies but who may still benefit from additional platinum-based treatment. We are also evaluating SY-1365 as a single agent in a cohort of approximately 12 patients with relapsed ovarian clear cell cancer. We are also evaluating SY-1365 in combination with fulvestrant, a hormonal medicine, in approximately 12 patients with hormone-receptor positive, or HR+, HER2-negative metastatic breast cancer who have previously been treated with a CDK4/6 inhibitor plus a hormonal therapy. In addition, we are evaluating the mechanism of action of SY-1365 as a single agent in approximately 30 patients with any solid tumor accessible for biopsy. We plan to report initial clinical data from the expansion portion of our Phase 1 clinical trial in the fourth quarter of 2019. We expect these data to include initial safety and pharmacokinetic assessments from the cohort evaluating SY-1365 in combination with carboplatin, initial safety and efficacy assessments from the cohort evaluating SY-1365 in patients who have relapsed after three or more prior therapies, and initial mechanism of action, safety and efficacy assessments in patients with any solid tumor accessible for biopsy. We expect to report initial data from the other cohorts of the trial, including the recurrent ovarian clear cell cancer cohort, in 2020.

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

We currently have several other programs in our preclinical and discovery pipeline, including a CDK12/13 inhibitor program, a program directed to inhibitors of a macrophage target, and discovery programs related to a gene control target to treat sickle cell disease and in the field of cancer. We have and are continuing to use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered into a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018 under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities. From inception through June 30, 2019, we raised an aggregate of $358.7 million from such transactions, including aggregate proceeds of $70.0 million through concurrent public offerings of equity securities in April 2019.

Since inception, we have incurred significant operating losses. Our net losses were $35.9 million and $28.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $253.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenue

To date, our revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2019, we recognized approximately $0.5 million and $0.9 million of revenue, respectively. For the three and six months ended June 30, 2018, we recognized approximately $0.4 million and $0.7 million of revenue, respectively. All revenue recognized for the periods presented was attributable to our target discovery collaboration with Incyte.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
SY-1425 external costs (1)	$2,035	$1,565	$1,815	$3,573
SY-1365 and other CDK7 program external costs (1)	4,113	3,749	8,494	7,100
Other research and platform program external costs	3,086	1,190	6,058	2,875
Employee-related expenses, including stock-based compensation	4,832	3,594	9,336	6,690
Facilities and other expenses	1,409	984	2,334	1,960
Total research and development expenses	$15,475	$11,082	$28,037	$22,198

(1)

The results in the six months ended June 30, 2019 include credits of $1.9 million and $1.2 million, respectively due to a change in estimate of costs incurred over the life of the SY-1425 and SY-1365 clinical trials through March 31, 2019.

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

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest and amortization of premiums and discounts on our investments in marketable securities, net of interest expense related to our equipment financing and capital lease arrangements.

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation, and there have been no significant changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 7, 2019, other than the adoption of ASC 842 discussed in the notes to the unaudited condensed consolidated financial statements as of June 30, 2019.

Results of Operations

Comparison of three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,
	2019	2018	Dollar Change	% Change
Statements of Operations Data:
Revenue	$462	$375	$87	23%
Operating expenses:
Research and development	15,475	11,082	4,393	40%
General and administrative	5,195	3,841	1,354	35%
Total operating expenses	20,670	14,923	5,747	39%
Other income, net	753	501	252	50%
Net loss	$(19,455)	$(14,047)	$5,408	38%

Revenue

For the three months ended June 30, 2019 and 2018, we recognized approximately $0.5 million and $0.4 million of revenue, respectively, all of which was attributable to our target discovery collaboration agreement with Incyte.

Research and Development Expense

Research and development expense increased by approximately $4.4 million, or 40%, from $11.1 million for the three months ended June 30, 2018 to $15.5 million for the three months ended June 30, 2019. The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018, together with the changes to those items in dollars (in thousands):

	Three Months Ended June 30,
	2019	2018	Dollar Change	% Change
External research and development	$8,355	$6,050	$2,305	38%
Employee-related expenses, excluding stock-based compensation	3,914	2,924	990	34%
Stock-based compensation	918	669	249	37%
Consulting, licensing and professional fees	880	455	425	93%
Facilities and other expenses	1,408	984	424	43%
Total research and development expenses	$15,475	$11,082	$4,393	40%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $2.3 million, or 38%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our existing clinical trials and advancement of our preclinical programs, including the advancement of SY-5609 into IND-enabling studies;

•	an increase of approximately $1.0 million, or 34%, for increased employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.2 million, or 37%, for stock-based compensation expense, also primarily due to our increased headcount;
•

an increase of approximately $0.4 million, or 93%, in consulting, licensing and professional fees primarily due to increased professional fees in support of our SY-1425 and SY-1365 clinical trials and our other preclinical programs; and

•

an increase of approximately $0.4 million, or 43%, in facilities and other expenses primarily due to the rent expense related to the lease for our new headquarters, over which we took possession for accounting purposes in May 2019.

General and Administrative Expense

General and administrative expense increased by approximately $1.4 million, or 35%, from $3.8 million for the three months ended June 30, 2018 as compared to $5.2 million for the three months ended June 30, 2019. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation.

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest and amortization of premiums and discounts on marketable securities, net of interest expense related to our equipment financing and capital lease arrangements. The increase in other income from the three months ended June 30, 2018 to the three months ended June 30, 2019 is due to higher average balances of cash equivalents and marketable securities during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Comparison of six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,
	2019	2018	Dollar Change	% Change
Statements of Operations Data:
Revenue	$916	$745	$171	23%
Operating expenses:
Research and development	28,037	22,198	5,839	26%
General and administrative	10,061	7,916	2,145	27%
Total operating expenses	38,098	30,114	7,984	27%
Other income, net	1,266	859	407	47%
Net loss	$(35,916)	$(28,510)	$7,406	26%

Revenue

For the six months ended June 30, 2019 and 2018, we recognized approximately $0.9 million and $0.8 million of revenue, respectively, all of which was attributable to our target discovery collaboration agreement with Incyte.

Research and Development Expense

Research and development expense increased by approximately $5.8 million, or 26%, from $22.2 million for the six months ended June 30, 2018 to $28.0 million for the six months ended June 30, 2019. The following table summarizes our research and development expenses for the six months ended June 30, 2019 and 2018, together with the changes to those items in dollars (in thousands):

	Six Months Ended June 30,
	2019	2018	Dollar Change	% Change
External research and development	$14,592	$12,725	$1,867	15%
Employee-related expenses, excluding stock-based compensation	7,721	5,454	2,267	42%
Stock-based compensation	1,615	1,235	380	31%
Consulting, licensing and professional fees	1,776	824	952	116%
Facilities and other expenses	2,333	1,960	373	19%
Total research and development expenses	$28,037	$22,198	$5,839	26%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $1.9 million, or 15%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our existing clinical trials and advancement of our preclinical programs, including the advancement of SY-5609 into IND-enabling studies offset by a change in estimate of clinical trial costs for SY-1425 and SY-1365 that was recorded during the first quarter of 2019;

•	an increase of approximately $2.3 million, or 42%, for increased employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.4 million, or 31%, for stock-based compensation expense, also primarily due to our increased headcount;
•

an increase of approximately $1.0 million, or 116%, in consulting, licensing and professional fees primarily due to increased professional fees in support of our SY-1425 and SY-1365 clinical trials and our other preclinical programs; and

•

an increase of approximately $0.4 million, or 19%, in facilities and other expenses primarily due to the rent expense related to the lease for our new headquarters, over which we took possession for accounting purposes in May 2019.

General and Administrative Expense

General and administrative expense increased by approximately $2.1 million, or 27% from $7.9 million for the six months ended June 30, 2018 as compared to $10.1 million for the six months ended June 30, 2019.  The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation.

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest and amortization of premiums and discounts on marketable securities, net of interest expense related to our equipment financing and capital lease arrangements. The increase in other income from the six months ended June 30, 2018 to the six months ended June 30, 2019 is due to higher average balances of cash equivalents and marketable securities during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through June 30, 2019, primarily through the sale of equity securities and research agreements with third parties, including our collaboration with Incyte.

On July 20, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $225.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on July 31, 2017. Further, in July 2017, we entered into an at-the-market sales agreement with Cowen & Co., or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to such universal shelf registration statement. As of June 30, 2019, we had $32.8 million remaining for issuance under the sales agreement.

As of June 30, 2019, $91.8 million of securities remained available for issuance under the shelf registration agreement.

As of June 30, 2019, we had cash, cash equivalents and marketable securities of approximately $121.7 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(38,426)	$(16,478)
Investing activities	28,453	29,846
Financing activities	64,913	68,620
Net increase in cash, cash equivalents and restricted cash	$54,940	$81,988

Net Cash Used in Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $38.4 million during the six months ended June 30, 2019 compared to $16.5 million for the six months ended June 30, 2018. The increase in cash used in operating activities was primarily due to a $7.4 million increase in our net loss for the six months ended June 30, 2019 due to increased research and development spend and general and administrative costs to support our research and development activities as compared to the six months ended June 30, 2018 as well as the proceeds received in January 2018 upon entry into the Incyte target discovery collaboration.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $28.5 million during the six months ended June 30, 2019 compared to $29.8 million during the six months ended June 30, 2018. The decrease in cash provided by investing activities was primarily due to $1.9 million of purchases of property and equipment during the six months ended June 30, 2019 as compared to $0.2 million during the six months ended June 30, 2018, offset by net maturities of marketable securities of $30.4 million during the six months ended June 30, 2019 as compared to $30.0 million during the six months ended June 30, 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $64.9 million during the six months ended June 30, 2019 compared to $68.6 million for the six months ended June 30, 2018 . Cash provided by financing activities for the six months ended June 30, 2019 was primarily due to $65.0 million in net proceeds raised through two concurrent public offerings of equity securities that closed in April 2019. Net cash provided by financing activities for the six months ended June 30, 2018 was primarily comprised of net proceeds of $42.8 million from the sale of our common stock in an underwritten public offering in February 2018, $1.4 million in proceeds from our February 2018 private placement, $7.7 million in proceeds attributable to the equity investment made by Incyte in connection with entry into our target discovery collaboration, $16.3 million in net proceeds from the use of our at-the-market sales facility, and $0.5 million from the exercise of employee stock options, offset by payments of $0.1 million under our capital lease obligations.

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

We believe that our cash, cash equivalents and marketable securities as of June 30, 2019, will enable us to fund our planned operating expense and capital expenditure requirements to the end of the first quarter of 2021. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

Except with respect to contractual obligations related to our operating and financing leases which are discussed in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report, during the six months ended June 30, 2019 there were no material changes to our contractual obligations and commitments described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 7, 2019.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2019, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2019 and 2018.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Any of the risk factors contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly with respect to our ongoing Phase 2 clinical trial of SY-1425 in combination with azacitidine and the development of a companion diagnostic test for use in identifying patients who may benefit from treatment with SY-1425, advance the ongoing clinical development of SY-1365 through Phase 1 expansion cohorts in ovarian and breast cancers, advance SY-5609 through investigation new drug application, or IND-enabling studies, initiate new research, preclinical and clinical development efforts, and seek marketing approval for any product candidates and companion diagnostic tests that we or a vendor successfully develop. Moreover, under license agreements with various licensors, we are obligated to make milestone payments upon the successful completion of specified development and commercialization activities for products or product candidates covered by licensed intellectual property rights. In addition, if we obtain marketing approval for any product candidate that we may successfully develop, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our cash, cash equivalents and marketable securities as of June 30, 2019 will enable us to fund our planned operating expense and capital expenditure requirements to the end of the first quarter of 2021. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Results of preclinical studies and early clinical trials may not be predictive of results of future or late-stage clinical trials.

The data supporting our clinical development strategies for SY-1425 and SY-1365 have been derived entirely from preclinical studies and early clinical trials. We cannot assure you that we will be able to replicate in human clinical trials the results we observed in earlier studies. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later or late-stage clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and early clinical trials have nonetheless failed to successfully complete later or late-stage clinical trials of, or obtain marketing approval for, the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs. For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of AML or patient subsets within acute myeloid leukemia, or AML, including ivosidenib, venetoclax, glasdegib and gilteritinib. SY-1425 may also face competition from other investigational products currently in clinical development for AML and myelodysplastic syndrome, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., Roche, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., MEI Pharma, Inc., argenx SE, and Celgene Corporation. In addition, we are aware of oral cyclin-dependent kinase 7, or CDK7, inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Eli Lilly & Co. and several other selective CDK7 inhibitor programs that we believe are in preclinical development, including programs from Aurigene Discovery Technologies Ltd., Ube Industries Ltd., Qurient Co. Ltd., and Beta Pharma, Inc. SY-1365 may face competition from these CDK7 inhibitors. There is also significant competition in the field of ovarian cancer. For example, AstraZeneca plc has recently reported positive data on its PARP inhibitor, olaparib, in this disease, and we are aware of late-stage clinical programs in ovarian cancer being conducted by such companies as Pfizer, Inc., ImmunoGen, Inc., Tesaro, Inc. Roche, Vascular Biogenics Ltd., AbbVie Inc., Clovis Oncology, Inc. and Merck Sharp & Dohme Corp. hormone-receptive positive breast cancer is also a competitive field, with indication expansion activities being conducted by Pfizer, Inc., Novartis AG and Eli Lilly & Co. for their respective CDK4/6 inhibitors, and with PI3K inhibitors such as alpelisib. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

3.1

Restated Certificate of Incorporation of the Registrant, including the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-37813) filed on May 1, 2019).

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

Syros Pharmaceuticals, Inc.

Date: August 1, 2019	By:	/s/ Joseph J. Ferra Jr.
Joseph J. Ferra Jr.
Chief Financial Officer (Principal Financial Officer)