Form 10-Q
period 2019-09-30
Syros Pharmaceuticals, Inc.
filed 2019-11-12
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 31, 2019: 42,441,227

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

These forward‑looking statements include, among other things, statements about:

•	our plans to initiate and expand clinical trials of our product candidates and our expectations for the timing, quantity and quality of data to be reported from our clinical trials of SY‑1425;
•	our plans to progress SY-5609 through investigational new drug application, or IND, enabling preclinical studies by the end of 2019 and to initiate clinical development in the first quarter of 2020;
•	planned clinical trials for our product candidates, whether conducted by us or by any future collaborators, including the timing of these trials and of the anticipated results;
•	our ability to replicate in any clinical trial of one of our product candidates the results we observed in preclinical or earlier clinical studies with such product candidate;
•	our plans to research, develop, seek approval for, manufacture and commercialize our current and future product candidates;
•	our plans to develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	our expectations regarding the potential benefits of our gene control platform and our approach;
•	our ability to enter into, and the terms and timing of, any collaborations, license agreements, or other arrangements;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$33,364	$49,886
Marketable securities	74,774	49,793
Prepaid expenses and other current assets	2,244	1,417
Restricted cash, current portion	638	638
Total current assets	111,020	101,734
Property and equipment, net	11,147	3,861
Other long-term assets	933	881
Restricted cash, net of current portion	3,376	290
Right-of-use assets – operating leases	16,496	—
Right-of-use asset – financing lease	859	—
Total assets	$143,831	$106,766
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,043	$3,309
Accrued expenses	11,204	13,893
Deferred revenue, current portion	1,114	1,926
Deferred rent, current portion	—	392
Financing and capital lease obligations, current portion	231	9
Operating lease obligations, current portion	1,978	—
Total current liabilities	22,570	19,529
Deferred rent, net of current portion	—	353
Deferred revenue, net of current portion	7,614	8,276
Financing and capital lease obligations, net of current portion	648	22
Operating lease obligations, net of current portion	18,425	—
Commitments and contingencies (See Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; 666 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively (equivalent to 666,000 shares of common stock upon conversion)	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 42,441,227 and 33,765,864 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	43	34
Additional paid-in capital	367,764	296,100
Accumulated other comprehensive gain (loss)	21	(3)
Accumulated deficit	(273,254)	(217,545)
Total stockholders' equity	94,574	78,586
Total liabilities and stockholders' equity	$143,831	$106,766

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$558	$412	$1,474	$1,157
Operating expenses:
Research and development	15,931	12,856	43,968	35,054
General and administrative	5,016	3,876	15,077	11,792
Total operating expenses	20,947	16,732	59,045	46,846
Loss from operations	(20,389)	(16,320)	(57,571)	(45,689)
Other income, net	596	583	1,862	1,442
Net loss applicable to common stockholders	$(19,793)	$(15,737)	$(55,709)	$(44,247)

Net loss per share applicable to common stockholders - basic and diluted	$(0.47)	$(0.47)	$(1.42)	$(1.37)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	42,439,338	33,653,479	39,324,751	32,306,261

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(19,793)	$(15,737)	$(55,709)	$(44,247)
Other comprehensive gain (loss):
Unrealized holding gains (losses) on marketable securities	17	(6)	24	29
Comprehensive loss	$(19,776)	$(15,743)	$(55,685)	$(44,218)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the nine months ended September 30, 2019 and 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2017	26,423,376	$26	—	$—	$220,606	$(42)	$(155,266)	$65,324
Exercise of stock options	103,153	—	—	—	488	—	—	488
Issuance of common stock to Incyte Corporation, net of issuance costs of $100	793,021	1	—	—	7,647	—	—	7,648
Issuance of common stock in underwritten public offering, net of issuance costs of $3,300	4,816,753	6	—	—	42,694	—	—	42,700
Issuance of common stock through private placement	144,505	—	—	—	1,380	—	—	1,380
Issuance of common stock at-the-market, net of issuance costs of $600	1,373,677	1	—	—	16,537	—	—	16,538
Stock-based compensation expense	—	—	—	—	4,977	—	—	4,977
Other comprehensive gain	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	(44,247)	(44,247)
Balance at September 30, 2018	33,654,485	$34	—	$—	$294,329	$(13)	$(199,513)	$94,837

Balance at December 31, 2018	33,765,864	$34	—	$—	$296,100	$(3)	$(217,545)	$78,586
Exercise of stock options	7,780	—	—	—	51	—	—	51
Issuance of common stock and warrants in underwritten public offering, net of issuance costs of $4,600	8,667,333	9	—	—	60,350	—	—	60,359
Issuance of preferred stock and warrants in underwritten public offering, net of issuance costs of $400	—	—	666	—	4,638	—	—	4,638
Exercise of warrants	250	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	6,623	—	—	6,623
Other comprehensive gain	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(55,709)	(55,709)
Balance at September 30, 2019	42,441,227	$43	666	$—	$367,764	$21	$(273,254)	$94,574

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended September 30, 2019 and 2018

(in thousands, except share data)

(unaudited)

	Common Stock		Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at June 30, 2018	33,621,055	$34	—	$—	$292,461	$(7)	$(183,776)	$108,712
Exercise of stock options	96	—	—	—	—	—	—	—
Issuance of common stock at-the-market, net of issuance costs of $10	33,334	—	—	—	330	—	—	330
Stock-based compensation expense	—	—	—	—	1,538	—	—	1,538
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(15,737)	(15,737)
Balance at September 30, 2018	33,654,485	$34	—	$—	$294,329	$(13)	$(199,513)	$94,837

Balance at June 30, 2019	42,435,497	$43	666	$—	$365,329	$4	$(253,461)	$111,915
Exercise of stock options	5,480	—	—	—	45	—	—	45
Exercise of warrants	250	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	2,388	—	—	2,388
Other comprehensive gain	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(19,793)	(19,793)
Balance at September 30, 2019	42,441,227	$43	666	$—	$367,764	$21	$(273,254)	$94,574

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(55,709)	$(44,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,686	1,172
Amortization of financing right-of-use asset	138	—
Loss on disposal of fixed assets	14	—
Stock-based compensation expense	6,623	4,977
Net amortization of premiums and discounts on marketable securities	(751)	(334)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(827)	(758)
Other long-term assets	(2)	(45)
Accounts payable	92	369
Accrued expenses	(2,602)	1,529
Deferred revenue	(1,474)	11,095
Operating lease asset and liabilities	3,162	—
Deferred rent and lease incentive	—	(261)
Net cash used in operating activities	(49,650)	(26,503)
Investing activities
Purchases of property and equipment	(4,481)	(1,189)
Proceeds from the disposition of property and equipment	—	9
Purchases of marketable securities	(108,206)	(72,000)
Maturities of marketable securities	84,000	42,500
Net cash used in investing activities	(28,687)	(30,680)
Financing activities
Payments on financing and capital lease obligations	(149)	(48)
Proceeds from issuance of common stock through employee benefit plans	51	487
Proceeds from issuance of common stock through exercise of warrants	2	—
Proceeds from issuance of common stock and warrants in public offerings and private placements, net of issuance costs	60,359	68,508
Proceeds from issuance of convertible preferred stock and warrants in public offering, net of issuance costs	4,638	—
Net cash provided by financing activities	64,901	68,947
(Decrease) increase in cash, cash equivalents and restricted cash	(13,436)	11,764
Cash, cash equivalents and restricted cash (See Note 6)
Beginning of period	50,814	32,688
End of period	$37,378	$44,452
Supplemental disclosure of cash flow information:
Cash paid for interest	$52	$1
Non-cash investing and financing activities
Property and equipment received but unpaid as of period end	$4,773	$77
Assets acquired under financing lease	$997	$28
Offering costs incurred but unpaid as of period end	$50	$—

See accompanying notes to unaudited condensed consolidated financial statements.

1. Nature of Business

Syros Pharmaceuticals, Inc. (the "Company"), a Delaware corporation formed in November 2011, is a biopharmaceutical company seeking to redefine the power of small molecules to control the expression of genes by elucidating regulatory regions of the genome.

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $62.3 million, $54.0 million and $47.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of September 30, 2019, the Company had an accumulated deficit of $273.3 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $108.1 million as of September 30, 2019 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements except as noted below with respect to the adoption of ASC 842. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2019, the results of its operations and statements of stockholder’s equity for the three and nine months ended September 30, 2019 and 2018, and statements of cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement (“ASC 820”), established a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability. These are developed based on the best information available under the circumstances.

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, deferred revenue and financing and operating lease liabilities approximate their respective fair values due to their short-term nature.

Revenue Recognition

To date the Company’s only revenue has consisted of collaboration and license revenue. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future. For the three and nine months ended September 30, 2019, the Company recognized approximately $0.6 million and $1.5 million of revenue, respectively. For the three and nine months ended September 30, 2018, the Company recognized approximately $0.4 million and $1.2 million of revenue, respectively. All revenue recognized for the periods presented is attributable to the Company’s target discovery collaboration with Incyte Corporation (“Incyte”).

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. If a contract is determined to be within the scope of ASC 606 at inception, the Company assesses the goods or services promised within such contract, determines which of those goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

From time to time, the Company may enter into agreements that are within the scope of ASC 606. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees or prepaid research and development services; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Each of these payments results in license and collaboration revenues, except for revenues from royalties on net sales of licensed products, which will be classified as royalty revenues.

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

Research and Development

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the Company’s drug discovery activities and product candidates. Research and development costs include salaries and benefits, materials and supplies, external research, preclinical and clinical development expenses, stock-based compensation expense and facilities costs. Facilities costs primarily include the allocation of rent, utilities, depreciation and amortization.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2019	2018
Stock options	4,651,250	3,711,150
Unvested restricted stock	1,108,691	—
Warrants	2,118,094	—
Convertible preferred stock (*)	666,000	—
Total	8,544,035	3,711,150

* Reflecting 1 to 1,000 conversion ratio from preferred stock to common stock.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820) (“ASU 2018-13”), which provides for changes to the disclosure requirements for recurring and nonrecurring fair value measurements under Topic 820. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Provisions of ASU 2018-13 including changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 will be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. The Company is currently in the process of evaluating the new standard but does not anticipate ASU 2018-13 will have a material impact on its condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which applies to all leases and requires lessees to record most leases on the balance sheet but recognize expense in a manner similar to the previous standard. ASC 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and, as such, is effective starting January 1, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of ASC 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which clarifies ASC 842 and provides companies with an optional transition method. The optional transition method allows for companies to adopt ASC 842 as of the January 1, 2019 adoption date and record a cumulative catch-up to related earnings during the period of adoption. The Company adopted ASC 842 on January 1, 2019 and elected to use the practical expedients and therefore the Company is only presenting right-of-use assets and lease liabilities as of the adoption date and additionally elected to not reassess the classification of leases executed prior to the January 1, 2019 adoption date. The Company has also elected the practical expedient provided under ASC 842 for its operating and finance leases and will combine lease and non-lease components at the time of execution of the applicable lease. The primary effect of the new standard, as of the adoption date, was the recording of a right-of-use asset and lease liability for the current operating lease for the Company’s office and laboratory facility at 620 Memorial Drive, Cambridge, Massachusetts. As of the January 1, 2019 adoption date, the Company recorded (i) a lease liability of $2.2 million, of which $1.1 million was classified as short-term and $1.1 million as long-term, which represents the present value of remaining lease payments as of the adoption date, discounted using an incremental borrowing rate of 10% and (ii) a right-of-use asset of approximately $1.5 million classified as long-term, which represents a corresponding amount to the lease liability of $2.2 million adjusted for deferred rent of approximately $0.7 million. The Company also had two immaterial capital leases that, as of the adoption date, are classified as financing leases, with the underlying assets recorded as part of property and equipment, net, in the Company’s condensed consolidated balance sheets.

In June 2018, the FASB issued ASU No. 2018-07, Compensation -Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 aims to simplify the accounting for share-based payments to nonemployees by aligning it to the accounting for share-based payments to employees including determining the fair value of the award on the date of grant and recognizing the stock-based compensation expense as of the respective vesting date. The new standard also requires companies to elect to either measure the awards to non-employees over an estimated expected term or contractual term as well as elect to estimate forfeitures or account for forfeitures as they occur. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 and is to be adopted using a modified retrospective approach with a cumulative catch-up to retained earnings recorded for equity-classified awards for which a measurement date has not been established as of the date of adoption. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. Agreements with Incyte Corporation

Collaboration Agreement

In January 2018, the Company and Incyte entered into a Target Discovery, Research Collaboration and Option Agreement (the “Collaboration Agreement”). Under the Collaboration Agreement, the Company is using its proprietary gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte has received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. For each option exercised by Incyte, Incyte will have the exclusive worldwide right to use the licensed intellectual property to develop and commercialize therapeutic products that modulate the target as to which the option was exercised. Under the terms of the Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding (the “Prepaid Research Amount”). The Company’s activities under the Collaboration Agreement are subject to a joint research plan and, subject to certain exceptions, Incyte is responsible for funding the Company’s activities under the research plan, including amounts in excess of the Prepaid Research Amount.

In January 2018, the Company also entered into a Stock Purchase Agreement with Incyte (the “Stock Purchase Agreement”) whereby, for an aggregate purchase price of $10.0 million, Incyte purchased 793,021 shares of the Company’s common stock at $12.61 per share. Under the terms of the Stock Purchase Agreement, the shares were purchased at a 30% premium over the volume-weighted sale price of the shares of the Company’s common stock over the 15 trading day period immediately preceding the date of the Stock Purchase Agreement.

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

At inception, the total transaction price was determined to be $12.3 million, which consisted of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount and $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement. The Collaboration Agreement also provides for development and regulatory milestones that are only payable subsequent to the exercise of an option and were therefore excluded from transaction price at inception. The Company intends to re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the nine months ended September 30, 2019.

During the three and nine months ended September 30, 2019, the Company recognized $0.6 million and $1.5 million of revenue, respectively, and $0.4 million and $1.2 million during the three and nine months ended September 30, 2018, respectively, that was previously deferred under the Collaboration Agreement. As of September 30, 2019, the Company has deferred revenue outstanding under the Collaboration Agreement of approximately $8.7 million, of which $1.1 million and $7.6 million were classified as short and long-term, respectively, on the Company’s condensed consolidated balance sheets.

The following table presents the changes in deferred revenue for the nine months ended September 30, 2019 (in thousands):

Nine months ended September 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred revenue	$10,202	$—	$1,474	$8,728

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

Cash, cash equivalents and marketable securities consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

		Unrealized	Unrealized	Fair
September 30, 2019	Amortized Cost	Gains	Losses	Value
Cash and Cash equivalents:
Cash and money market funds	$21,364	$—	$—	$21,364
Overnight repurchase agreements	12,000	—	—	12,000
Marketable Securities:
U.S. treasury obligations	74,753	21	—	74,774
Total:	$108,117	$21	$—	$108,138

		Unrealized	Unrealized	Fair
December 31, 2018	Amortized Cost	Gains	Losses	Value
Cash and Cash equivalents:
Cash and money market funds	$34,886	$—	$—	$34,886
Overnight repurchase agreements	15,000	—	—	15,000
Marketable Securities:
U.S. treasury obligations	49,796	—	(3)	49,793
Total:	$99,682	$—	$(3)	$99,679

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the nine months ended September 30, 2019, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of September 30, 2019 and December 31, 2018, all marketable securities had maturities of less than twelve months when purchased and therefore were classified as short-term.

At September 30, 2019, the Company held two securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2019 was $10.0 million. There were no securities held by the Company in an unrealized loss position for more than twelve months as of September 30, 2019. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above marketable securities. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of September 30, 2019.

5. Fair Value Measurements

Assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$21,364	$21,364	$—	$—
Overnight repurchase agreements	12,000	—	12,000	—
Marketable securities:
U.S. treasury obligations	74,774	74,774	—	—
	$108,138	$96,138	$12,000	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$34,886	$34,886	$—	$—
Overnight repurchase agreements	15,000	—	15,000	—
Marketable securities:
U.S. treasury obligations	49,793	49,793	—	—
	$99,679	$84,679	$15,000	$—

6. Restricted Cash

At September 30, 2019, the Company had $4.0 million in restricted cash, of which $0.6 million was classified as short-term and $3.4 million as long-term.

In connection with the execution of the 2019 Lease (See Note 8), the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023. The $3.1 million letter of credit was classified as long-term restricted cash on the Company’s condensed consolidated balance sheet as of September 30, 2019.

At December 31, 2018, the Company had $0.9 million in restricted cash, of which $0.6 million was classified as short-term and $0.3 million was classified as long-term.

In August 2018, the Company entered into a manufacturing agreement with a third party for manufacturing services related to one of its product candidates. In accordance with the terms of the manufacturing agreement, the Company was required to provide a letter of credit in the amount of $0.6 million. The initial term of the letter of credit expired on September 30, 2019 and under the terms of the manufacturing agreement, automatically renewed for an additional one-year period. The letter of credit will continue to automatically renew for additional one-year periods unless 90 days’ notice is provided to the bank by the Company or unless released by the third-party manufacturer. The letter of credit was classified as short-term on the Company’s condensed consolidated balance sheets as of September 30, 2019.

In October 2019, the third-party manufacturer released the Company from the letter of credit in accordance with the terms of the manufacturing agreement. In connection with this release, the Company collected the $0.6 million in full and the letter of credit is no longer outstanding.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of September 30, 2019, December 31, 2018, September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$33,364	$49,886	$43,524	$32,205
Restricted cash, current portion	638	638	638	193
Restricted cash, net of current portion	3,376	290	290	290
Total cash, cash equivalents and restricted cash	$37,378	$50,814	$44,452	$32,688

7. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
External research and preclinical development	$7,271	$10,119
Employee compensation and benefits	3,323	2,985
Professional fees	549	618
Facilities and other	61	171
	$11,204	$13,893

8. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020. In November 2019, the Company and its landlord agreed to terminate the 2015 Lease effective December 31, 2019. The 2015 Lease has escalating rent payments and the Company records rent expense on a straight-line basis over its term, including any rent-free periods. The 2015 Lease includes certain lease incentives in the form of tenant allowances. Prior to the adoption of ASC 842, the Company capitalized these improvements made with the tenant allowance into fixed assets and established a liability for the deferred lease incentive upon occupancy. The Company recorded these incentives as a component of deferred rent and amortized these incentives as a reduction of rent expense over the lease term. The related fixed assets were being amortized over the expected lease term. Effective January 1, 2019, upon the adoption of ASC 842, the Company recorded a right-of use asset and lease liability of $1.5 million and $2.2 million, respectively, with the remaining deferred rent and tenant allowance incentive included as an offsetting balance within the right-of-use asset. On the Company’s condensed consolidated balance sheets, the Company classified $1.3 million of the lease liability as short-term and $0.1 million of the lease liability as long-term as of September 30, 2019.

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

The Company determined that, for purposes of applying ASC 842, the commencement date of the 2019 Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $0.7 million of the lease liability as short-term and $18.3 million of the lease liability as long-term as of September 30, 2019.

The Company elected the practical expedient provided under ASC 842 and therefore has combined all lease and non-lease components when determining the right-of-use asset and lease liability for the 2019 Lease.

Financing Lease

In March 2019, the Company entered into an equipment lease agreement (the “Equipment Lease”) that has a 48-month term. At the end of the term, the Company has the right to return the leased equipment, extend the lease, or buy the equipment at the then-current fair market value of the equipment. The Company accounted for the Equipment Lease as a financing lease under ASC 842 and recorded a financing lease right-of-use asset and a corresponding financing lease liability of approximately $1.0 million at the time of executing the Equipment Lease.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of September 30, 2019 (in thousands):

	Operating	Financing/Capital
Three months ending December 31, 2019	$358	$76
Year ended December 31, 2020	4,252	304
Year ended December 31, 2021	3,824	300
Year ended December 31, 2022	3,935	299
Year ended December 31, 2023	4,049	51
Year ended December 31, 2024 and beyond	27,709	—
Total minimum lease payments	$44,127	$1,030
Less imputed interest	16,648	151
Less leasehold incentive	7,076	—
Total lease liability	$20,403	$879

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost	$959	$1,893
Financing lease cost:
Amortization of right-of-use asset	$61	$138
Interest on lease liabilities	21	52
Total financing lease cost	$82	$190
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$330	$989
Operating cash flows from financing lease	$76	$200

Other information:		Nine Months Ended September 30, 2019
Weighted-average remaining lease term (in years) - operating lease		9.71
Weighted-average discount rate - operating lease		9.35%
Weighted-average remaining lease term (in years) - financing lease		3.49
Weighted-average discount rate - financing lease		9.32%

Following the adoption of ASC 842, the Company has a right-of-use asset and lease liability that resulted in recording a new temporary tax difference as the Company is now recognizing right-of-use assets and related lease liabilities for the first time and those assets and liabilities have no corresponding tax basis. The Company does not expect the adoption of ASC 842 to have an impact on the Company’s tax expenses and benefits as any deferred tax assets or deferred tax liabilities will be offset with the Company’s full valuation allowance.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. No payments were made under the supply management agreement during the nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, all 666 shares of Series A Preferred Stock remain outstanding and have not been converted into shares of common stock.

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

The Warrants are classified as component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the Warrants to purchase 2,118,344 shares of the Company’s common stock at $9.0 million. The key inputs to the valuation model included an average volatility of 86.06% and an expected term of 3.5 years.

As of September 30, 2019, Warrants to purchase 2,118,094 shares of common stock are outstanding and remain unexercised.

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

10. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2016 Plan was increased by 1,350,634 shares. At September 30, 2019, 2,152,477 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2016 ESPP was increased by 337,658 shares. At September 30, 2019, 1,422,414 shares remained available for future issuance under the 2016 ESPP.

Stock Options

Terms of stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2016 Plan. Stock option awards granted by the Company generally vest over four years, with 25% vesting on the first anniversary of the vesting commencement date and 75% vesting ratably, on a monthly basis, over the remaining three years. Such awards have a contractual term of ten years from the grant date.

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three and nine months ended September 30, 2019. As of September 30, 2019, there was $0.9 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 3.0 years.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of September 30, 2019, none of such performance-based criteria had been achieved. As of September 30, 2019, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 7.0 years.

A summary of the status of stock options as of December 31, 2018 and September 30, 2019 and changes during the nine months ended September 30, 2019 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2018	3,732,643	$9.88	7.9	$1,694
Granted	1,107,000	6.73
Exercised	(7,780)	6.48
Cancelled	(180,613)	10.02
Outstanding at September 30, 2019	4,651,250	$9.13	7.8	$9,419
Exercisable at September 30, 2019	2,085,000	$9.15	6.8	$4,591

The intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $19,300 and $0.8 million, respectively.

As of September 30, 2019, there was $14.1 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those stock option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

From time to time, upon approval by the Company’s board of directors, certain employees have been granted restricted stock units with time-based vesting criteria. The majority of these restricted stock units vest annually over a four-year term with 25% vesting on each anniversary of the grant date. Restricted stock units granted to the Company’s executive officers during the nine months ended September 30, 2019 vest in full on March 31, 2022. The fair value of restricted stock units is calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of the status of restricted stock units as of December 31, 2018 and September 30, 2019 and changes during the nine months ended September 30, 2019 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	1,145,625	6.77
Vested	—	—
Forfeited	(36,934)	6.71
Outstanding at September 30, 2019	1,108,691	$6.77

As of September 30, 2019, there was $6.2 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 3.2 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average risk-free interest rate	1.88%	2.87%	2.46%	2.49%
Expected dividend yield	—%	—%	—%	—%
Expected option term (in years)	6.08	6.08	6.02	6.03
Volatility	89.91%	89.71%	91.49%	90.34%

The weighted-average grant date fair value per share of options granted in the nine months ended September 30, 2019 and 2018 was $5.10 and $8.15, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$874	$550	$2,490	$1,785
General and administrative	1,515	987	4,133	3,192
Total stock-based compensation expense	$2,389	$1,537	$6,623	$4,977

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

Overview

We are a biopharmaceutical company seeking to redefine the power of small molecules to control the expression of genes. Based on our unique ability to elucidate regulatory regions of the genome, we aim to develop medicines that provide a profound benefit for patients with diseases that have eluded other genomics-based approaches. We are currently focused on developing treatments for cancer and diseases resulting from mutations of a single gene, also known as monogenic diseases, and building a pipeline of gene control medicines.

Our lead product candidates are:

•

SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is currently being evaluated in combination with azacitidine, a hypomethylating agent frequently used to treat acute myeloid leukemia, or AML, patients in a Phase 2 clinical trial in a genomically defined subset of patients with AML; and

•	SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, which is being evaluated in an investigational new drug application, or IND, enabling preclinical studies.

In October 2019, we announced a decision to prioritize the development of SY-5609 and to discontinue further development of SY-1365, our intravenously administered CDK7 inhibitor for which we are conducting a Phase 1 clinical trial in patients with advanced solid tumors.

We also have multiple preclinical and discovery programs in oncology and monogenic diseases, including sickle cell disease. We also use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered into a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018 under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 newly diagnosed AML patients who are “unfit”, meaning that they are not suitable candidates for standard chemotherapy, who have been prospectively selected using our proprietary RARA or IRF8 biomarkers, as well as in approximately 25 newly diagnosed unfit AML patients who are biomarker-negative. The biomarker-negative patients are being enrolled to support the development of a commercial companion diagnostic test for SY-1425. In addition, we are evaluating the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 relapsed or refractory AML patients who are being prospectively selected using the RARA biomarker.

At the European School of Haematology International Conference on AML held in October 2019, or ESH, we reported data from the newly diagnosed unfit AML cohorts of the Phase 2 clinical trial as of an August 22, 2019 data cut-off, and we continue to enroll and follow patients in the trial. Enrollment in the newly diagnosed unfit AML cohorts of the trial is expected to be complete in the fourth quarter of 2019. As of the data cut-off, 40 newly diagnosed unfit AML patients had been enrolled in the trial and were eligible for the safety analysis. We reported at ESH that SY-1425 in combination with azacitidine had been generally well-tolerated, with no evidence of increased toxicities, and that adverse events had been consistent with what has previously been seen with SY-1425 and azacitidine as single agents in AML. Across all grades and causalities, the most commonly reported adverse events in these cohorts of the trial were nausea, decreased appetite, constipation, fatigue and peripheral edema, the majority of which were low grade. Of the 17 biomarker-positive patients evaluable for response, 13 were RARA-positive and four were IRF8-positive. We reported at ESH that the aggregate rate of complete response, or CR, and complete response with incomplete blood count recovery, or CRi, in each case as defined by Revised International Working Group, or IWG, criteria, as of the data cut-off in RARA-positive patients was 62% and the CR rate was 54%. The duration of responses in RARA-positive patients was up to 344 days, with three of the eight responding patients having responses lasting beyond seven months at the time of the data cut-off. In patients with only the IRF8 biomarker, the CR/CRi rate was 0%, supporting our decision to use RARA as the sole biomarker for patient selection in SY-1425 clinical trials going forward. Most of the initial responses reported were seen at the end of the first treatment cycle. In 22 response-evaluable RARA-negative patients, the CR/CRi rate was 27%. Single-agent azacitidine has shown response rates of 18-29% in newly-diagnosed unfit AML patients, with initial responses generally occurring after four cycles of treatment in most patients who respond. We expect to report potential proof-of-concept data from the relapsed or refractory AML cohort of this trial in 2020.

In November 2018, we designated SY-5609 as a development candidate to enter IND-enabling preclinical studies. We expect to complete these studies during 2019 in order to support potential initiation of a Phase 1 clinical trial of SY-5609 in patients with select solid tumors, including breast, lung and ovarian cancers, and in solid tumors of any histology having retinoblastoma-pathway, or Rb pathway, alterations, in the first quarter of 2020. At the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics held in October 2019, or ENA, we presented preclinical data characterizing the profile of SY-5609. These data show that SY-5609 is a potent and highly selective CDK7 inhibitor, with at least 13,000-fold greater selectivity for CDK7 over closely related members of the cyclin- dependent kinase family. In addition, we reported at ENA that SY-5609 induced dose-dependent tumor growth inhibition in preclinical models of ovarian and breast cancer, tumor regressions that were sustained after the end of treatment at well-tolerated doses in multiple preclinical models of triple-negative breast, small cell lung, and high-grade serous ovarian cancers, and anti-tumor activity in combination with fulvestrant, a hormonal therapy, in treatment-resistant preclinical models of estrogen-positive breast cancer. We have shown that SY-5609 inhibits CDK7 more potently and selectively than SY-1365, and that SY-5609 demonstrated at well-tolerated doses greater tumor growth inhibition than SY-1365 in preclinical models in which both agents were studied, including models that were not responsive to SY-1365.

In October 2019, we announced data from the expansion portion of our Phase 1 clinical trial evaluating SY-1365 in multiple solid tumor indications. As of a September 30, 2019 data snapshot, 68 patients had been treated in the expansion portion of this trial, including 53 across the single-agent cohorts in patients with high-grade serous ovarian cancer, relapsed clear cell ovarian cancer, and solid tumors of any histology available for biopsy, and 15 patients in combination cohorts evaluating SY-1365 in combination with carboplatin, a chemotherapeutic agent, in patients with high-grade serous ovarian cancer and in combination with fulvestrant in patients with treatment-resistant metastatic hormone-receptor positive breast cancer. We initiated the single-agent expansion cohorts at a dose of 80 mg/m2 twice weekly and the combination cohorts at 53 mg/m2 once weekly. During the expansion, adverse events occurring around the time of infusion of SY-1365, which we believe to be related to the intravenous administration of SY-1365, prompted us to evaluate lower doses in the single-agent cohorts and extended infusion times across all of the cohorts. We refer to adverse events occurring around the time of infusion as peri-infusional adverse events. Extended infusion times reduced peak drug concentrations while maintaining CDK7 target occupancy and appeared to reduce the overall frequency and severity of these peri-infusional adverse events, including headache, nausea and vomiting. The best response observed across the expansion cohorts of the trial was stable disease, as defined by Response Evaluation Criteria in Solid Tumors criteria. Of the 31 response-evaluable patients treated with SY-1365 as a single agent, 13 of them, or 42%, had stable disease. Of the 11 response-evaluable patients treated in the combination cohorts of the trial, seven of them, or 64%, had stable disease. Based on preclinical and clinical data generated to date, we believe that sustaining the level of CDK7 target coverage needed to enhance clinical activity with SY-1365 would require more frequent dosing, or a higher dose that would necessitate lengthening the infusion to manage tolerability. We believe that either approach could create an overly burdensome dosing regimen for patients that could be better addressed with an oral agent like SY-5609. This belief, coupled with the superior preclinical data generated with SY-5609 and a competitive landscape increasingly focused on oral agents, led us to make a portfolio decision to discontinue further development of SY-1365 and prioritize the development of SY-5609.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities. From inception through September 30, 2019, we raised an aggregate of $358.7 million from such transactions, including aggregate proceeds of $70.0 million through concurrent public offerings of equity securities in April 2019.

Since inception, we have incurred significant operating losses. Our net losses were $55.7 million and $44.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $273.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our planned clinical development activities with respect to SY-1425 and SY-5609;
•	develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	initiate and continue research, preclinical and clinical development efforts for our research and preclinical programs;
•	further develop our gene control platform;
•	seek to identify and develop additional product candidates;
•	acquire or in-license other product candidates or technologies;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•

hire and retain additional personnel and add operational, financial and management information systems, including personnel and systems to support our product development and commercialization efforts and help us comply with our obligations as a public company; and

•	add equipment and physical infrastructure to support our research and development programs.

Financial Operations Overview

Revenue

To date, our only revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and nine months ended September 30, 2019, we recognized approximately $0.6 million and $1.5 million of revenue, respectively. For the three and nine months ended September 30, 2018, we recognized approximately $0.4 million and $1.2 million of revenue, respectively. All revenue recognized for the periods presented was attributable to our target discovery collaboration with Incyte.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
SY-1425 external costs (1)	$2,342	$1,723	$4,157	$5,296
SY-1365 and other CDK7 program external costs (1)	5,020	4,834	13,515	11,956
Other research and platform program external costs	2,271	1,900	8,329	4,754
Employee-related expenses, including stock-based compensation	4,673	3,331	14,009	10,020
Facilities and other expenses	1,625	1,068	3,958	3,028
Total research and development expenses	$15,931	$12,856	$43,968	$35,054

(1)

The results for the nine months ended September 30, 2019 include credits of $1.9 million and $1.2 million for our SY-1425 and SY-1365 clinical trials, respectively, due to a change in estimate of costs incurred over the life of these clinical trials through March 31, 2019.

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

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents and interest and amortization of premiums and discounts on our investments in marketable securities, net of interest expense related to our equipment financing and capital lease arrangements.

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no significant changes to our accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 7, 2019, other than the adoption of ASC 842 discussed in the notes to the unaudited condensed consolidated financial statements as of September 30, 2019.

Results of Operations

Comparison of three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,
	2019	2018	Dollar Change	% Change
Statements of Operations Data:
Revenue	$558	$412	$146	35%
Operating expenses:
Research and development	15,931	12,856	3,075	24%
General and administrative	5,016	3,876	1,140	29%
Total operating expenses	20,947	16,732	4,215	25%
Other income, net	596	583	13	2%
Net loss	$(19,793)	$(15,737)	$4,056	26%

Revenue

For the three months ended September 30, 2019 and 2018, we recognized approximately $0.6 million and $0.4 million of revenue, respectively, all of which was attributable to our target discovery collaboration agreement with Incyte.

Research and Development Expense

Research and development expense increased by approximately $3.1 million, or 24%, from $12.9 million for the three months ended September 30, 2018 to $15.9 million for the three months ended September 30, 2019. The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018, together with the changes to those items in dollars (in thousands):

	Three Months Ended September 30,
	2019	2018	Dollar Change	% Change
External research and development	$8,710	$7,871	$839	11%
Employee-related expenses, excluding stock-based compensation	3,798	2,781	1,017	37%
Stock-based compensation	875	550	325	59%
Consulting, licensing and professional fees	923	587	336	57%
Facilities and other expenses	1,625	1,067	558	52%
Total research and development expenses	$15,931	$12,856	$3,075	24%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $0.8 million, or 11%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our existing clinical trials and advancement of our preclinical programs, including the advancement of SY-5609 into IND-enabling studies;

•	an increase of approximately $1.0 million, or 37%, for increased employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.3 million, or 59%, for stock-based compensation expense, also primarily due to our increased headcount;
•

an increase of approximately $0.3 million, or 57%, in consulting, licensing and professional fees primarily due to increased professional fees in support of our SY-1425 and SY-1365 clinical trials and our preclinical programs; and

•

an increase of approximately $0.6 million, or 52%, in facilities and other expenses primarily due to the rent expense related to the lease for our new headquarters, over which we took possession for accounting purposes in May 2019.

General and Administrative Expense

General and administrative expense increased by approximately $1.1 million, or 29%, from $3.9 million for the three months ended September 30, 2018 as compared to $5.0 million for the three months ended September 30, 2019. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation due to our increased headcount.

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest and amortization of premiums and discounts on marketable securities, net of interest expense related to our equipment financing and capital lease arrangements. The increase in other income from the three months ended September 30, 2018 as compared to the three months ended September 30, 2019 is due to higher returns on our cash balances resulting from higher interest rates during 2019, notwithstanding slightly lower cash balances in that period.

Comparison of nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,
	2019	2018	Dollar Change	% Change
Statements of Operations Data:
Revenue	$1,474	$1,157	$317	27%
Operating expenses:
Research and development	43,968	35,054	8,914	25%
General and administrative	15,077	11,792	3,285	28%
Total operating expenses	59,045	46,846	12,199	26%
Other income, net	1,862	1,442	420	29%
Net loss	$(55,709)	$(44,247)	$11,462	26%

Revenue

For the nine months ended September 30, 2019 and 2018, we recognized approximately $1.5 million and $1.2 million of revenue, respectively, all of which was attributable to our target discovery collaboration agreement with Incyte.

Research and Development Expense

Research and development expense increased by approximately $8.9 million, or 25%, from $35.1 million for the nine months ended September 30, 2018 to $44.0 million for the nine months ended September 30, 2019. The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018, together with the changes to those items in dollars (in thousands):

	Nine Months Ended September 30,
	2019	2018	Dollar Change	% Change
External research and development	$23,302	$20,595	$2,707	13%
Employee-related expenses, excluding stock-based compensation	11,520	8,235	3,285	40%
Stock-based compensation	2,490	1,785	705	39%
Consulting, licensing and professional fees	2,699	1,410	1,289	91%
Facilities and other expenses	3,957	3,029	928	31%
Total research and development expenses	$43,968	$35,054	$8,914	25%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $2.7 million, or 13%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our existing clinical trials and advancement of our preclinical programs, including the advancement of SY-5609 into IND-enabling studies, offset by a change in estimate of clinical trial costs for SY-1425 and SY-1365 that was recorded during the first quarter of 2019;

•	an increase of approximately $3.3 million, or 40%, for increased employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.7 million, or 39%, for stock-based compensation expense, also primarily due to our increased headcount;
•

an increase of approximately $1.3 million, or 91%, in consulting, licensing and professional fees primarily due to increased professional fees in support of our SY-1425 and SY-1365 clinical trials and our preclinical programs; and

•

an increase of approximately $0.9 million, or 31%, in facilities and other expenses primarily due to the rent expense related to the lease for our new headquarters, over which we took possession for accounting purposes in May 2019.

General and Administrative Expense

General and administrative expense increased by approximately $3.3 million, or 28% from $11.8 million for the nine months ended September 30, 2018 as compared to $15.1 million for the nine months ended September 30, 2019. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation primarily due to increased headcount, offset by the acceleration of certain performance-based stock options associated with entry into our target discovery collaboration with Incyte in January 2018, which did not reoccur in the current period.

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest and amortization of premiums and discounts on marketable securities, net of interest expense related to our equipment financing and capital lease arrangements. The increase in other income from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 is due to higher average balances of cash equivalents and marketable securities during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through September 30, 2019, primarily through the sale of equity securities and research agreements with third parties, including our collaboration with Incyte.

On July 20, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $225.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on July 31, 2017. Further, in July 2017, we entered into an at-the-market sales agreement with Cowen & Co., or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to such universal shelf registration statement. As of September 30, 2019, we had $32.8 million remaining for issuance under the sales agreement.

As of September 30, 2019, $91.8 million of securities remained available for issuance under the shelf registration agreement.

As of September 30, 2019, we had cash, cash equivalents and marketable securities of approximately $108.1 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(49,650)	$(26,503)
Investing activities	(28,687)	(30,680)
Financing activities	64,901	68,947
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,436)	$11,764

Net Cash Used in Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $49.7 million during the nine months ended September 30, 2019 compared to $26.5 million for the nine months ended September 30, 2018. The increase in cash used in operating activities was primarily due to a $11.5 million increase in our net loss for the nine months ended September 30, 2019 due to increased research and development spend and general and administrative costs to support our research and development activities as compared to the nine months ended September 30, 2018 as well as the proceeds received in January 2018 upon entry into the Incyte target discovery collaboration.

Net Cash Used in Investing Activities

Net cash used in investing activities was $28.7 million during the nine months ended September 30, 2019 compared to $30.7 million during the nine months ended September 30, 2018. The decrease in cash used in investing activities was primarily due to net purchases of marketable securities of $24.2 million during the nine months ended September 30, 2019 as compared to $29.5 million during the nine months ended September 30, 2018. This decrease was offset by $4.5 million of purchases of property and equipment during the nine months ended September 30, 2019 as compared to $1.2 million during the nine months ended September 30, 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $64.9 million during the nine months ended September 30, 2019 compared to $68.9 million for the nine months ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily due to $65.0 million in net proceeds raised through two concurrent public offerings of equity securities that closed in April 2019, offset by payments of $0.1 million under our capital lease obligations. Net cash provided by financing activities for the nine months ended September 30, 2018 was primarily comprised of net proceeds of $42.8 million from the sale of our common stock in an underwritten public offering in February 2018, $1.4 million in proceeds from our February 2018 private placement, $7.7 million in proceeds attributable to the equity investment made by Incyte in connection with entry into our target discovery collaboration, $16.6 million in net proceeds from the use of our at-the-market sales facility, and $0.5 million from the exercise of employee stock options, offset by payments of $0.1 million under our capital lease obligations.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of SY-1425, advance additional product candidates such as SY-5609 through preclinical development and into clinical trials, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our product candidates.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2019, will enable us to fund our planned operating expense and capital expenditure requirements to the end of the second quarter of 2021. Our future capital requirements will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of SY-1425 and any associated companion diagnostic test, as well as the scope, progress, timing, costs and results of IND-enabling studies of SY-5609;

•

the timing of wind-down activities for SY-1365 following our announcement in October 2019 that we are ceasing further development of that product candidate as part of a prioritization of our CDK7 product portfolio;

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

Contractual Obligations and Commitments

Except with respect to contractual obligations related to our operating and financing leases which are discussed in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report, during the nine months ended September 30, 2019 there were no material changes to our contractual obligations and commitments described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on March 7, 2019.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2019, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2019 and 2018.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $62.3 million, $54.0 million and $47.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of September 30, 2019, we had an accumulated deficit of $273.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

•

continue our planned clinical development activities with respect to SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is currently being evaluated in combination with azacitidine, a hypomethylating agent, in a Phase 2 clinical trial, and SY-5609, an oral cyclin-dependent kinase 7, or CDK7, inhibitor for which clinical development is expected to begin in the first quarter of 2020;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly with respect to our ongoing Phase 2 clinical trial of SY-1425 in combination with azacitidine and the development of a companion diagnostic test for use in identifying patients who may benefit from treatment with SY-1425, and as we advance SY-5609 through investigational new drug application, or IND, enabling studies, initiate new research, preclinical and clinical development efforts, and seek marketing approval for any product candidates and companion diagnostic tests that we or a vendor successfully develop. Moreover, under license agreements with various licensors, we are obligated to make milestone payments upon the successful completion of specified development and commercialization activities for products or product candidates covered by licensed intellectual property rights. In addition, if we obtain marketing approval for any product candidate that we may successfully develop, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of SY-1425 and SY-5609, as well as our other research and preclinical programs. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis, or at all. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds to support our internal research and development efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2019 will enable us to fund our planned operating expense and capital expenditure requirements to the end of the second quarter of 2021. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of SY-1425 and any associated companion diagnostic test as well as the scope, progress, timing, costs and results of IND-enabling studies of SY-5609;

•

the timing of wind-down activities for SY-1365 following our announcement in October 2019 that we are ceasing further development of that product candidate as part of a prioritization of our CDK7 product portfolio;

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

Risks Related to the Discovery, Development and Commercialization of Product Candidates

In the near term, we are dependent on the success of SY-1425 and SY-5609. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize SY-1425 or SY-5609, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of SY-1425 and SY-5609. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more disease indications.

The success of SY-1425 and SY-5609 will depend on several factors, including the following:

•	successful initiation, enrollment and completion of clinical trials;
•

a safety, tolerability and efficacy profile, alone or in combination with other approved or investigational products, that is satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the successful development and approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with SY-1425;
•	competition from approved or other investigational agents or changes in the standard of care for the disease indications we are pursuing;
•	the performance of our future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party suppliers of raw materials and drug substance and drug product manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
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

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize SY-1425 or SY-5609, on our own or with any future collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

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

We are conducting a Phase 2 clinical trial of SY-1425 in combination with azacitidine in a genomically defined subset of patients with acute myeloid leukemia, or AML, who are identified using our RARA biomarker. We anticipate reporting clinical data from a cohort of this trial in relapsed or refractory AML patients in 2020. We also plan to initiate a Phase 1 clinical trial of SY-5609 in the first quarter of 2020. Our anticipated time to data in our clinical trials and the quantity of data to be presented from these trials is and will continue to be subject to our continued ability to recruit eligible patients and the satisfaction by patients of other eligibility criteria for participation in the trial. In the case of SY-1425, our time to data is also dependent on the prevalence of patients with the RARA biomarker, and the impact of new product approvals in the AML field. The rate of patient enrollment in the trial is difficult to predict. As a result, there can be no assurance that we will enroll or have data from the trial when we anticipate.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is also possible that, even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. For example, in December 2017 we reported data from our Phase 2 clinical trial evaluating SY-1425 as a single agent in genomically defined subsets of patients with relapsed or refractory AML and higher risk myelodysplastic syndrome, or MDS. While biological and clinical activity was observed in certain patients enrolled in the trial, the data were not sufficiently robust to warrant further development of SY-1425 as a single agent in these patient populations and we elected to cease further development in the portions of our Phase 2 clinical trial evaluating SY-1425 as a single agent. We face a similar risk of failure in our ongoing evaluation of SY-1425 in combination with azacitidine. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, SY-1425, SY-5609 or any future product candidates that we may develop could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Because gene control techniques are relatively new, side effects from gene control approaches may be unpredictable. Tamibarotene, the active ingredient in SY-1425, has been observed to be associated with adverse events, such as mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. Furthermore, retinoids such as SY-1425 may cause birth defects and therefore may carry a warning on their label. Other examples of retinoids, a class of chemical compounds that are related to vitamin A, include all trans retinoic acid (also known as ATRA), Retin-A, retinol (found in over-the-counter skin creams), isotretinoin and bexarotene. In addition, we have no experience administering SY-5609 to humans, so the safety profile that SY-5609 will demonstrate in human clinical trials remains uncertain. Adverse events reported with non-selective cyclin dependent kinase, or CDK, inhibitors include myelosuppression. Adverse events related to SY-1365, an intravenously, or IV, administered CDK7 inhibitor included headache, nausea, vomiting and fatigue, and the dose-limiting toxicities observed in our Phase 1 clinical trial of SY-1365 included headache, coronary vasospasm and fatigue. While SY-5609 is a selective inhibitor of CDK7 that is administered orally, we cannot guarantee that, in the clinical development of SY-5609, we will not observe similar or more severe adverse events than those observed with these other CDK inhibitors.

We also are evaluating the administration of tamibarotene in combination with azacitidine in patients with AML and we may evaluate SY-5609 in combination with other therapeutic agents following completion of the dose escalation phase of our planned Phase 1 clinical trial. We cannot predict at this time whether the combination of our product candidates with another product, or with any premedication administered to mitigate potential side effects, will be well tolerated by patients in clinical studies or that any unexpected adverse events or undesirable side effects will not occur. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

Results of preclinical studies and early clinical trials may not be predictive of results of future or late-stage clinical trials.

The data supporting our clinical development strategies for SY-1425 and SY-5609 have been derived entirely from preclinical studies and, in the case of SY-1425, early clinical trials. We cannot assure you that we will be able to replicate in human clinical trials the results we observed in earlier studies. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later or late-stage clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and early clinical trials have nonetheless failed to successfully complete later or late-stage clinical trials of, or obtain marketing approval for, the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

Clinical trials of SY-1425, SY-5609 or any future product candidates that we, or any future collaborators, may develop will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

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

Any of these events could harm our business and operations and could negatively impact our stock price.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, in December 2018 we reported data from a pilot cohort of our Phase 2 clinical trial of SY-1425 evaluating the safety and efficacy of SY-1425 in combination with daratumumab, an anti-CD38 antibody approved for the treatment of multiple myeloma. While we reported that SY-1425 in combination with daratumumab was generally well tolerated with no evidence of increased toxicities, and that eight of nine evaluable patients had increased CD38 expression in myeloid blast cells, this expression increased to levels exceeding those of a multiple myeloma cell line in only two of those patients. In order to focus our SY-1425 development activities on the ongoing combination with azacitidine, we announced in January 2019 our portfolio prioritization decision not to pursue further development of SY-1425 in combination with daratumumab beyond completion of this pilot cohort. Similarly, in October 2019 we announced a decision to prioritize development of SY-5609 and to discontinue further development of SY-1365 due to relative potency and selectivity of the two product candidates, comparative preclinical data generated by these product candidates, initial clinical activity and tolerability data from the Phase 1 clinical trial of SY-1365 that did not support an optimal profile for patients, and the emerging treatment landscape focused on oral targeted agents.

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

We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs. For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of AML or patient subsets within AML, including ivosidenib, venetoclax, glasdegib and gilteritinib. SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., Roche Holdings AG, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., MEI Pharma, Inc., argenx SE in collaboration with Jannsen Pharmaceuticals, Forty Seven, Inc., and Celgene Corporation. In addition, we are aware of CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Eli Lilly & Co. and several other selective CDK7 inhibitor programs that we believe are in preclinical development, including programs from Aurigene Discovery Technologies Ltd., Ube Industries Ltd., Qurient Co. Ltd., and Yungjin Pharmaceutical Co., Ltd. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition in the field of ovarian cancer. For example, AstraZeneca plc has recently reported positive data on its PARP inhibitor, olaparib, in this disease, and we are aware of late-stage clinical programs in ovarian cancer being conducted by such companies as Pfizer, Inc., ImmunoGen, Inc., GlaxoSmithKline plc, Roche, Vascular Biogenics Ltd., AbbVie Inc., Clovis Oncology, Inc. and Merck Sharp & Dohme Corp. hormone-receptor positive breast cancer is also a competitive field, with indication expansion activities being conducted by Pfizer, Inc., Novartis AG and Eli Lilly & Co. for their respective CDK4/6 inhibitors, and with PI3K inhibitors such as alpelisib. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

Risks Related to Our Intellectual Property

We may not be successful in obtaining or maintaining necessary rights to current or future product candidates through acquisitions and in-licenses.

We currently have rights to certain intellectual property, through ownership or licenses from third parties, to develop and commercialize SY-1425 for human cancers in North America and Europe, and SY-5609 for all potential uses worldwide. Because our programs may require the use of proprietary rights by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for any product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Risks Related to Our Common Stock

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of SY-1425 and SY-5609;
•	the success of existing or new competitive products or technologies;
•	regulatory actions with respect to our product candidates or our competitors' products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 6, 2016).

4.1	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on April 8, 2019).

4.2	Form of Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on April 8, 2019).

10.1*	Consulting Agreement dated August 8, 2012 between the Registrant and Richard A. Young, Ph.D., as amended. Filed herewith.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

Syros Pharmaceuticals, Inc.

Date: November 12, 2019	By:	/s/ Joseph J. Ferra Jr.
Joseph J. Ferra Jr.
Chief Financial Officer (Principal Financial Officer)