Form 10-K
period 2019-12-31
Syros Pharmaceuticals, Inc.
filed 2020-03-05
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-37813

SYROS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-3772460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 CambridgePark Drive, 4th Floor Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip code)

(617) 744-1340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 par value	SYRS	Nasdaq Global Select Market

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $351,069,926 based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. As of February 29, 2020, the registrant had 43,398,396 shares of Common Stock, $0.001 par value per share, outstanding.

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

These forward‑looking statements include, among other things, statements about:

•

our plans to initiate and expand clinical trials of our product candidates and our expectations for the timing, quantity and quality of information to be reported from our clinical trials of SY‑1425 and SY‑5609;

•	planned clinical trials for our product candidates, whether conducted by us or by any future collaborators, including the timing of these trials and of the anticipated results;
•	our ability to discover and develop compounds suitable for clinical development and the timing for designation of future development candidates;
•	our ability to replicate in any clinical trial of one of our product candidates the results we observed in preclinical or earlier clinical studies of such product candidate;
•	our plans to research, develop, seek approval for, manufacture and commercialize our current and future product candidates;
•	our plans to develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	our expectations regarding the potential benefits of our gene control platform and our approach;
•	our ability to enter into, and the terms and timing of, any collaborations, license agreements, or other arrangements;
•

whether our collaboration with Incyte Corporation, or Incyte, will yield any validated targets, whether Incyte will exercise any of its options to exclusively license intellectual property directed to such targets, and whether and when any of the target validation fees, option exercise fees, milestone payments or royalties under the Incyte collaboration will ever be paid;

•

whether a drug candidate will be nominated to enter investigational new drug application-enabling studies under our sickle cell disease collaboration with Global Blood Therapeutics, Inc., or GBT, whether GBT will exercise its option to exclusively license intellectual property arising from the collaboration, whether and when any option exercise fees, milestone payments or royalties under the collaboration agreement with GBT will ever be paid, and whether we exercise our U.S. co-promotion option under the GBT agreement;

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

Public health epidemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus emerged in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to several other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, and particularly to the Cambridge, Massachusetts area, could adversely impact our operations and workforce, including our discovery research, supply chain and clinical trial operations activities, which in turn could have an adverse impact on our business and financial results.

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

Our lead product candidates are:

•

SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is currently being evaluated in combination with azacitidine, a hypomethylating agent frequently used to treat acute myeloid leukemia, or AML, patients in a Phase 2 clinical trial in a genomically defined subset of patients with AML; and

•

SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, that is currently being evaluated in the dose escalation portion of a Phase 1 clinical trial in patients with select advanced solid tumors.

In October 2019, we announced a decision to prioritize the development of SY-5609 and to discontinue further development of SY-1365, our intravenously administered CDK7 inhibitor for which we are conducting a Phase 1 clinical trial in patients with advanced solid tumors.

We also have multiple preclinical and discovery programs in oncology and monogenic diseases such as sickle cell disease and myotonic dystrophy type 1. We expect to nominate our next development candidate to enter investigational new drug application, or IND, enabling preclinical studies by the end of 2021. In December 2019, we entered into a collaboration with Global Blood Therapeutics Inc, or GBT, to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia. We also use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered into a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte in January 2018 under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 newly diagnosed AML patients who are “unfit,” meaning that they are not suitable candidates for standard intensive chemotherapy, who have been prospectively selected using our proprietary RARA or IRF8 biomarkers, as well as in approximately 25 newly diagnosed unfit AML patients who are biomarker-negative. The biomarker-negative patients are being enrolled to support the development of a commercial companion diagnostic test for SY-1425. In addition, we are evaluating the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 relapsed or refractory AML patients who are being prospectively selected using the RARA biomarker.

At the European School of Haematology International Conference on AML held in October 2019, or ESH 2019, we reported data from the newly diagnosed unfit AML cohorts of the Phase 2 clinical trial as of an August 22, 2019 data cut-off. Enrollment in the newly diagnosed unfit AML cohorts of the trial is complete and we continue to follow patients in the trial. As of the data cut-off, 40 newly diagnosed unfit AML patients had been enrolled in the trial and were eligible for the safety analysis. We reported at ESH 2019 that SY-1425 in combination with azacitidine had been generally well-tolerated, with no evidence of increased toxicities due to the combination, and that adverse events had been consistent with what has previously been seen with SY-1425 and azacitidine as single agents in AML. Across all grades and causalities, the most commonly reported adverse events in these cohorts of the trial were nausea, decreased appetite, constipation, fatigue and peripheral edema, the majority of which were low grade. Of the 17 biomarker-positive patients evaluable for response, 13 were RARA-positive and four were IRF8-positive. We reported at ESH 2019 that the aggregate rate of complete response, or CR, and complete response with incomplete blood count recovery, or CRi, in each case as defined by Revised International Working Group, or IWG, criteria for AML, as of the data cut-off in RARA-positive patients was 62% and the CR rate was 54%. The duration of responses in RARA-positive patients was up to 344 days, with three of the eight responding patients having responses lasting beyond seven months at the time of the data cut-off. In patients with only the IRF8 biomarker, the CR/CRi rate was 0%, supporting our decision to use RARA as the sole biomarker for patient selection in SY-1425 clinical trials going forward. Most of the initial responses reported were seen at the end of the first treatment cycle. In 22 response-evaluable RARA-negative patients, the CR/CRi rate was 27%. Single-agent azacitidine has shown response rates of 18-29% in newly diagnosed unfit AML patients, with initial responses generally occurring after four cycles of treatment in most patients who respond. We expect to report mature data from the newly diagnosed AML cohorts of the trial, as well as potential proof-of-concept data from the relapsed or refractory AML cohort of the trial, in the fourth quarter of 2020.

In January 2020, we dosed the first patient in a Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors, including breast, colorectal, lung and ovarian cancers, and in solid tumors of any histology having retinoblastoma-pathway, or Rb pathway, alterations. The primary objectives of this trial are to assess the safety and tolerability of escalating doses of SY-5609, with the goal of establishing a maximum tolerated dose. Additional objectives include assessments of anti-tumor activity, pharmacokinetics, pharmacodynamics and potential predictive biomarkers, including Rb pathway alterations. In a future expansion portion of the Phase 1 trial, multiple cohorts are planned to further evaluate the safety and anti-tumor activity of SY-5609 as both a single agent and in combination with other therapies. We expect to report initial safety, tolerability, and pharmacokinetic and pharmacodynamic data from the trial in the fourth quarter of 2020. We also expect to report additional dose escalation data, including clinical activity data, in mid-2021.

At the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics held in October 2019, or ENA 2019, we presented preclinical data characterizing the profile of SY-5609. These data show that SY-5609 is a potent and highly selective CDK7 inhibitor, with at least 13,000-fold greater selectivity for CDK7 over closely related members of the cyclin- dependent kinase family. In addition, we reported at ENA 2019 that SY-5609 induced dose-dependent tumor growth inhibition in preclinical models of ovarian and breast cancer, tumor regressions that were sustained after the end of treatment at well-tolerated doses in multiple preclinical models of triple-negative breast, small cell lung, and high-grade serous ovarian cancers. Deeper and more sustained responses in these models were associated with the presence of Rb pathway alterations. We also reported preclinical data showing the anti-tumor activity of SY-5609 in combination with fulvestrant, a hormonal therapy, in treatment-resistant preclinical models of estrogen receptor-positive breast cancer. We have shown that SY-5609 inhibits CDK7 more potently and selectively than SY-1365, and that SY-5609 demonstrated greater tumor growth inhibition than SY-1365 in preclinical models in which both agents were studied, including models that were not responsive to SY-1365.

In October 2019, we announced data from the expansion portion of our Phase 1 clinical trial evaluating SY-1365 in multiple solid tumor indications. As of a September 30, 2019 data snapshot, 68 patients had been treated in the expansion portion of this trial, including 53 across the single-agent cohorts in patients with high-grade serous ovarian cancer, relapsed clear cell ovarian cancer, and solid tumors of any histology available for biopsy, and 15 patients in combination cohorts evaluating SY-1365 in combination with carboplatin, a chemotherapeutic agent, in patients with high-grade serous ovarian cancer and in combination with fulvestrant in patients with treatment-resistant metastatic hormone-receptor positive, or HR+, breast cancer. We initiated the single-agent expansion cohorts at a dose of 80 mg/m2 twice weekly and the combination cohorts at 53 mg/m2 once weekly after having observed data from the dose-escalation portion of the trial demonstrating dose-dependent effects on CDK7 occupancy and downstream gene expression changes in blood cells as well as a confirmed partial response in one patient with recurrent clear cell ovarian cancer. During the expansion portion of the trial, adverse events occurring around the time of infusion of SY-1365, which we believe to be related to the intravenous administration of SY-1365, prompted us to evaluate lower doses in the single-agent cohorts and extended infusion times across all of the cohorts. We refer to adverse events occurring around the time of infusion as peri-infusional adverse events. Extended infusion times reduced peak drug concentrations while maintaining CDK7 target occupancy and appeared to reduce the overall frequency and severity of these peri-infusional adverse events, including headache, nausea and vomiting. The best response observed across the expansion cohorts of the trial was stable disease, as defined by Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. Of the 31 response-evaluable patients treated with SY-1365 as a single agent, 13 of them, or 42%, had stable disease. Of the 11 response-evaluable patients treated in the combination cohorts of the trial, seven of them, or 64%, had stable disease. Based on preclinical and clinical data generated to date, we believe that sustaining the level of CDK7 target coverage needed to enhance clinical activity with SY-1365 would require more frequent dosing, or a higher dose that would necessitate lengthening the infusion time to manage tolerability. We believe that either approach could create an overly burdensome dosing regimen for patients that could be better addressed with an oral agent like SY-5609. This belief, coupled with the superior preclinical data generated with SY-5609 relative to SY-1365 and a competitive landscape in oncology increasingly focused on oral agents, led us to make a portfolio decision to discontinue further development of SY-1365 and prioritize the development of SY-5609.

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

We analyze gene expression programs and the non-coding regions of the genome associated with those expression programs in diseased and healthy cells taken from patient tissues to identify points of therapeutic intervention and associated biomarkers in specific patient populations. The discovery and validation of these gene control targets has led to the identification of our clinical candidates SY‑1425 and SY-5609 as well as additional novel product candidates in earlier stages of research and preclinical development. We plan to analyze gene expression programs in other cancers, and to collaborate with third parties such as Incyte to identify and validate targets in diseases beyond our current areas of focus.

In some diseases, particularly monogenic diseases, research has revealed that a therapeutic benefit might be possible from modulating expression of a specific gene. We are also using our platform to characterize the regulatory region associated with such a gene and identify protein, RNA or DNA components that could be modulated to alter the expression of that single gene. We are applying this approach to sickle cell disease based on the hypothesis that increased expression of the fetal hemoglobin gene in individuals with sickle cell disease could be therapeutically beneficial, and to myotonic dystrophy type 1 based on the hypothesis that decreasing the expression of the mutated dystrophia myotonica protein kinase, or DMPK, gene would address the underlying biology of the disease.

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

Our Clinical and Preclinical Programs

SY‑1425

Overview

SY‑1425 (tamibarotene) is an oral, potent and selective agonist of the transcription factor RARα. We are currently conducting a Phase 2 clinical trial assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 newly diagnosed AML patients who are “unfit,” meaning that they are not suitable candidates for standard intensive chemotherapy, who have been prospectively selected using our proprietary RARA or IRF8 biomarkers, as well as in approximately 25 newly diagnosed unfit AML patients who are biomarker-negative. The biomarker-negative patients were enrolled to support the development of a commercial companion diagnostic test for SY-1425. In addition, we are evaluating the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 relapsed or refractory AML patients who are being prospectively selected using the RARA biomarker. Enrollment in the newly diagnosed unfit AML cohorts of the trial is complete and we continue to follow patients in the trial. We expect to report mature data from the newly diagnosed AML cohorts of the trial, as well as potential proof-of-concept data from the relapsed or refractory AML cohort of the trial, in the fourth quarter of 2020.

Linking SY‑1425 to Novel Patient Populations

We leveraged our platform to analyze gene expression programs in primary AML and breast cancer patient tissue samples. We discovered that RARA, the gene that codes for RARα, was associated with a super‑enhancer in some patients’ tumors but not in others. A super-enhancer is a highly specialized region of non-coding DNA central to controlling the expression of genes most crucial to the function of a given cell. The function of RARα differs depending on whether it is bound to its ligand. In the absence of a ligand, RARα represses differentiation. We believe that the RARA‑associated super‑enhancer drives increased expression of RARα in tumors with the super-enhancer, which leads to an abundance of unliganded RARα that results in the repression of differentiation, thereby locking the cell in an immature, proliferative and undifferentiated state. Introducing a RARα agonist, such as SY‑1425, simulates the activity of a ligand, activating differentiation.

SY‑1425 Development Plan

We plan to develop SY‑1425 in North America and Europe for treatment of AML in genomically defined subsets of patients with the RARA biomarker. In September 2016, we initiated a multi-center, open-label Phase 2 clinical trial enrolling genomically-defined subsets of patients with AML and myelodysplastic syndrome, or MDS, pursuant to an IND accepted by the U.S. Food and Drug Administration, or FDA, in May 2016. An investigational device exemption for the assay being used to select patients with the RARA biomarker for inclusion in this trial has been approved by the FDA. Based on data from 350 patients screened as of September 2019 in our Phase 2 clinical trial, we believe approximately 30% of AML patients are positive for the RARA biomarker.

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

We have entered into an agreement with a third-party commercial provider to provide a validated laboratory test under Clinical Laboratory Improvement Amendment, or CLIA, guidelines using a well‑established diagnostic platform and approach that is being used to prospectively enroll RARA biomarker‑positive patients in our clinical trial. This CLIA laboratory test could become the basis for a commercial companion diagnostic. We are evaluating commercial providers to lead the development of a potential commercial companion diagnostic for this biomarker, but we have not yet selected a platform for development of a companion diagnostic test or entered into a definitive agreement with a third party for this work. We expect to do so in 2020.

We have chosen AML as our lead indication for development of SY-1425 due to high levels of observed activity of SY‑1425 in our preclinical models, the clinical activity and tolerability observed in our Phase 2 clinical trial, the significant unmet medical need of these patients and our belief, in the case of development in relapsed or refractory AML, in the potential for efficient or accelerated development. We believe that the data being generated in the clinical trial of SY-1425 in combination with azacitidine for the treatment of RARA-positive patients with AML, if positive, could support a decision to enter into a registration-enabling clinical trial. We intend to pursue additional AML patient populations and additional indications upon establishing proof‑of‑concept in AML because we believe there are subsets of patients with other tumor types with the RARA biomarker.

SY-1425 in Combination with Azacitidine

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

Our ongoing Phase 2 clinical trial is currently assessing the safety and efficacy of SY-1425 in combination with azacitidine in a fully-enrolled cohort of approximately 25 newly diagnosed unfit AML patients. The primary endpoint for this cohort of the trial is overall response rate, as determined by IWG criteria. Secondary endpoints include duration of response as well as safety and tolerability. All patients enrolled in this cohort of the trial in support of our primary efficacy analyses were prospectively selected using our proprietary RARA or IRF8 biomarkers. In addition, to support the development of a commercial companion diagnostic test for SY-1425, we are evaluating SY-1425 in combination with azacitidine in a fully-enrolled cohort of approximately 25 newly diagnosed unfit AML patients who are biomarker-negative.

At ESH 2019, we presented data from the newly diagnosed unfit AML cohorts of the trial. All patients in these cohorts of the trial were treated with azacitidine at standard daily doses of 75 mg/m2 intravenously or subcutaneously for seven days, followed by SY-1425 administered at 6 mg/m2/day orally, divided in two doses, for the remainder of each 28-day treatment cycle. As of an August 22, 2019 data cut-off, 40 newly diagnosed unfit patients had been enrolled in the trial and were eligible for the safety analysis. The median age of patients enrolled in these cohorts of the study was 76. Of the 17 biomarker-positive patients evaluable for response, 13 were RARA-positive and four were IRF8-positive. The data presentation at ESH 2019 included the following:

•	SY-1425 in combination with azacitidine was generally well-tolerated with no evidence of increased toxicities beyond what is seen with either SY-1425 or azacitidine alone;
•

the majority of non-hematologic adverse events, or AEs, were low grade, and rates of myelosuppression, including neutropenia, were comparable to reports of single-agent azacitidine in this AML population. Across all grades and causalities, the most commonly reported AEs were nausea (38%), decreased appetite (33%), constipation (33%), fatigue (33%) and peripheral edema (30%). The most commonly reported grade 3 or higher AEs of all causality were thrombocytopenia (25%), anemia (23%) and febrile neutropenia (23%); and

•

the aggregate CR/CRi rate was 62% in RARA-positive patients. The CR rate in RARA-positive patients was 54%, consisting of seven CRs, including three molecular CRs and three cytogenetic CRs. Most of the initial responses were seen at the end of the first treatment cycle. The duration of these responses in RARA-positive patients was up to 344 days, with three of the eight responding patients having responses lasting beyond seven months at the time of the data cut-off. 82% of RARA-positive patients achieved or maintained transfusion independence. Responses were seen in RARA-positive patients across AML risk groups, including patients with mutations that are typically associated with poor outcomes.

•	in patients with only the IRF8 biomarker, the CR/CRi rate was 0%, which led to our decision to use RARA as the sole biomarker for patient selection in SY-1425 clinical trials going forward.
•

in the 22 response-evaluable RARA-negative patients, the CR/CRi rate was 27%. In the reported literature, single-agent azacitidine has shown response rates of 18-29% in newly-diagnosed unfit AML patients.

Based on analysis of third-party registry data on RARα expression and survival in AML patients, as well as our analysis of AML patient samples using our platform, we do not believe that RARA is a prognostic biomarker in AML, nor do we believe that RARA enriches for genes that may be associated with responsiveness to azacitidine. Therefore, we believe that the difference in the observed overall response rates as of the cut-off date supports the potential predictive value of the RARA biomarker for identifying newly diagnosed unfit AML patients most likely to respond to SY-1425.

Enrollment in the newly diagnosed unfit AML cohorts of the trial is complete and we continue to follow patients in the trial. We expect to report mature clinical data from these cohorts of the trial in the fourth quarter of 2020.

We are currently enrolling patients in a study cohort evaluating SY-1425 in combination with azacitidine in approximately 25 RARA-positive patients with relapsed or refractory AML and expect to report potential proof-of-concept data from this study cohort in the fourth quarter 2020. The primary endpoint for this cohort of the trial is overall response rate, as determined by IWG criteria. Secondary endpoints include duration of response as well as safety and tolerability. We expect to report potential proof-of-concept data from this cohort of the trial in the fourth quarter of 2020.

SY-1425 in Combination with Daratumumab

We reported data at the American Society of Hematology Annual Meeting held in December 2018, or ASH 2018, from a pilot cohort of our Phase 2 clinical trial of SY-1425 evaluating the safety and efficacy of SY-1425 in combination with daratumumab, an anti-CD38 antibody approved for the treatment of multiple myeloma, in biomarker-positive patients with relapsed or refractory AML or higher-risk MDS. While CD38 is normally expressed at high levels on multiple myeloma cells, AML cells typically have relatively low CD38 expression. In preclinical studies, we showed that SY-1425 induced CD38 expression in AML cells, sensitizing them to treatment with daratumumab. Patients in this cohort of the trial were treated with SY-1425 as a single agent for seven days, after which daratumumab was added and administered weekly at 16 mg/kg intravenously for eight doses, then biweekly for eight doses and every four weeks thereafter. The primary endpoint for this cohort of the trial was overall response rate, as determined by IWG criteria. Secondary endpoints included duration of response, hematologic improvement and CD38 induction, as well as safety and tolerability.

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

•

across all grades and causalities, the most commonly reported AEs were febrile neutropenia (67%), anemia (44%), nausea (44%), vomiting (44%) and infusion-related reaction (44%). The most commonly reported grade 3 or higher AEs of all causality were febrile neutropenia (67%) and anemia (44%); and

•

eight of the nine (89%) patients had increased CD38 expression in myeloid blast cells, with a median 1.57-fold induction after seven days of treatment with SY-1425 as measured by mean fluorescence intensity; however, CD38 expression increased to levels exceeding those of a multiple myeloma cell line control in only two of those patients. Of those patients, one had a morphologic leukemia-free state, or MLFS, response and the other progressed without a clinical response.

In January 2019, we reported that we made a portfolio prioritization decision not to pursue further development of SY-1425 in combination with daratumumab beyond completion of this pilot cohort, which is closed to further enrollment.

SY-1425 as a Single Agent

At the American Society of Hematology Annual Meeting held in December 2017, or ASH 2017, we presented clinical data from cohorts of our Phase 2 clinical trial evaluating SY-1425 as a single agent in 29 patients with relapsed or refractory AML or relapsed higher-risk MDS, and in 29 patients with lower-risk transfusion-dependent MDS. In these cohorts of the trial, we observed that chronic daily dosing of SY-1425 administered at 6 mg/m2 orally divided in two doses was generally well-tolerated, with a median treatment duration of 80 days and patients treated up to eight months and remaining on study. The majority of adverse events observed in the trial were low grade. At the time of the data cut-off for presenting data at ASH 2017, 48 patients were evaluable for response assessment, including 23 patients in the relapsed or refractory AML or relapsed higher-risk MDS cohort and 25 patients in the lower-risk transfusion-dependent MDS cohort. Myeloid differentiation was observed in the bone marrow, consistent with the underlying mechanism of action. Clinical activity was observed in ten of 23 (43%) evaluable patients with relapsed or refractory AML and higher-risk MDS, and two of the 25 (8%) evaluable lower-risk MDS patients. We are no longer evaluating SY-1425 as a single agent in patients with AML or MDS, but we believe that these data support the ongoing development of SY-1425 as a combination agent.

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

Design	No. Patients	Patient Population	Tamibarotene Treatment	Efficacy / Duration
Phase 2 in relapsed APL[1]	25	Relapse after ATRA‑induced CR	6 mg/m2 daily, discontinued at CR	CR = 58% (14/24 evaluable) (≥ 14 months duration in 5 patients in conjunction with BMT, 7 patients in conjunction with CT)
Phase 3 tamibarotene vs. ATRA as APL maintenance[2]	134	Front‑line following ATRA‑induced CR and consolidation	Tamibarotene 6 mg/m2 vs. ATRA 45 mg/m2 14 days every 3 months for 2 years	Overall 7‑year RFS: 93% v. 84%; 7‑year RFS in high risk: 89% vs. 62% (tamibarotene vs. ATRA)
Phase 2 in relapsed/refractory APL after ATRA and ATO[3]	14	Patients with prior lines of treatment (9 with 2 prior lines, 3 with 3 prior lines and 2 with 5 prior lines)	6 mg/m2 daily for 56-day induction period then every other month as consolidation for up to one year	CR = 36% CRi = 29% mEFS = 3.5 months mOS = 9.5 months
Phase 3, tamibarotene vs. ATRA as add-on to ATO in relapsed APL[4]	71		6 mg/m2/day tamibarotene, 25 mg/ m2/day ATRA add‑on to 0.15 mg/kg/day ATO for 56 days	CR CRm	Tamibarotene +ATO 80% 23%	ATRA + ATO 54% 3%

Table legend:

CR = complete remission	CRm = complete molecular remission	CRi = complete remission with incomplete blood count recovery
RFS = relapse‑free survival	mEFS = median event‑free survival	mOS = median overall survival
BMT = bone marrow transplant	CT = chemotherapy

1.	Tobita, et al. Blood, August 1997.
2.	Takeshita, et al. American Society of Hematology presentation, December 2017.
3.	Sanford D, et al. British Journal of Haematology, July 2015.
4.	Wang et al, American Society of Hematology presentation, December 2015.

SY‑1425 Market Opportunity

We believe that SY‑1425 has the potential to address significant unmet medical need across a range of blood cancers and solid tumors and, despite a significant number of new product approvals in AML since 2018, that there continues to be a significant unmet medical need in that indication.

We believe that approximately 30,000 patients are diagnosed with AML each year in the United States and the five largest European countries (France, Germany, Italy, Spain and the United Kingdom) and estimate that sales of biopharmaceutical products for use in AML in those countries will exceed $1 billion in 2020. Based on data from 350 patients screened as of September 2019 in our Phase 2 clinical trial, we believe approximately 30% of AML patients are positive for the RARA biomarker.

It is estimated that more than half of newly diagnosed AML patients are elderly or unfit for treatment with intensive therapies, underscoring the need for well-tolerated therapies that can be used in combination. Despite initial responses to therapy in select patients, the majority of AML patients relapse or become refractory to current treatment options. There are an estimated 25,000 cases of relapsed or refractory AML each year in the United States and the five largest European countries. In the absence of adequate therapies, these relapsed or refractory patients may be put into clinical trials for new and emerging therapies, and average survival of these patients is estimated to be less than six months.

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

There are an estimated 2,000 new APL cases diagnosed in the United States and the five largest European countries each year. Despite advances in treating APL, approximately 10-20% of APL patients relapse and require salvage therapy.

SY‑5609

Overview

SY‑5609 is a highly potent and selective small molecule CDK7 inhibitor that can be administered orally. CDK7, a member of the cyclin‑dependent kinase, or CDK, family, is a transcriptional kinase that plays a central role in the two processes that cancer cells use to survive and thrive: increased expression of cancer-promoting genes, and uncontrolled cell cycle progression. CDK7 activity has been implicated in a range of solid tumors. We believe that inhibiting CDK7 preferentially lowers the expression of disease‑driving transcription factors and anti-apoptotic proteins, resulting in the preferential killing of cancer cells over non‑cancerous cells. We also believe that selective inhibition of CDK7 interferes with cancer-driving adaptations at multiple points in the cell cycle, promoting the induction of apoptosis, or cell death. Using our platform, we have generated several potent and selective small molecule CDK7 inhibitors, including SY‑5609.

SY‑5609 Clinical Development Plan

In January 2020, we dosed the first patient in a Phase 1 clinical trial of SY-5609 in patients with breast, colorectal, lung or ovarian cancers, or with solid tumors of any histology having Rb pathway alterations. The primary objectives of this trial are to assess the safety and tolerability of escalating doses of SY-5609, with the goal of establishing a maximum tolerated dose. Additional objectives include assessments of anti-tumor activity, pharmacokinetics, pharmacodynamics and potential predictive biomarkers, including Rb pathway alterations. In a future expansion portion of the Phase 1 trial, multiple cohorts are planned to further evaluate the safety and anti-tumor activity of SY-5609 as both a single agent and in combination with other therapies. We expect to report initial safety, tolerability, and pharmacokinetic and pharmacodynamic data from the trial in the fourth quarter of 2020. We also expect to report additional dose escalation data, including clinical activity data, in mid-2021.

Our Preclinical Data

Our clinical development program for SY-5609 is based on a robust preclinical development program in which SY-5609 has shown substantial anti-tumor activity, including complete regressions, in preclinical models of solid tumors, including breast, colorectal, lung and ovarian cancers.

At the American Association for Cancer Research Annual Meeting held in April 2019, or AACR 2019, we reported the results of a series of preclinical studies to characterize the in vitro and in vivo profile of SY-5609. The data showed that SY-5609:

•	demonstrated 13,000- to 49,000-fold greater selectivity for CDK7 over other CDK family members, including CDK2, CDK9 and CDK12;
•

induced robust tumor growth inhibition effects and cell cycle arrest in triple-negative breast cancer, or TNBC, and ovarian cancer cell lines at low nanomolar drug concentrations, with apoptosis, or cell death, demonstrated in cancer cells but not in non-cancerous cells;

•

significantly impacted tumor growth in vivo, with complete regressions observed with SY-5609 as a single agent in multiple TNBC and ovarian cancer cell-line xenograft models at doses below the maximum-tolerated dose;

•	demonstrated substantial tumor growth inhibition in multiple TNBC and ovarian cancer patient-derived xenograft models, with minimum weight loss observed; and
•	led to decreases in CDK7 downstream protein markers, including MCL1, in treated tumor tissue, confirming CDK7 inhibition in vivo.

At ENA 2019, we presented additional preclinical data characterizing the profile of SY-5609. These data showed that SY-5609 induced:

•	dose-dependent tumor growth inhibition in preclinical models of ovarian and breast cancer, with tumor regressions observed at doses as low as one-fifth of the maximum tolerated dose;
•	rapid, sustained and dose-dependent transcriptional pharmacodynamic responses in xenograft tumor tissue that correlated with tumor growth inhibition;
•

substantial tumor growth inhibition in 100% (12/12) of TNBC, small cell lung cancer and high grade serous ovarian models tested, including deep and sustained regressions in 58% (7/12) of those models, at well-tolerated doses. Rb pathway alterations were associated with these deeper and more sustained responses; and

•

robust anti-tumor activity in combination with fulvestrant, a hormonal therapy, in treatment-resistant models of estrogen receptor-positive breast cancer, including models that were resistant to both fulvestrant and a CDK4/6 inhibitor.

The data presented at ENA 2019 also suggest that SY-5609 plasma exposures are dose proportional and do not accumulate with repeated daily dosing at therapeutic doses, and that the overall pharmacokinetic profile of SY-5609 supports a daily dosing regimen.

CDK7 Portfolio Prioritization

In May 2017, we began enrolling patients in a Phase 1 clinical trial of SY-1365, a potent and selective, covalent CDK7 inhibitor that is administered intravenously, in patients with advanced solid tumors. The trial evaluated the safety and tolerability of escalating doses of SY-1365 with the goal of establishing a maximum tolerated dose and a recommended Phase 2 dose and schedule. Additional study objectives included assessments of pharmacodynamic changes and early signs of biological activity using biomarkers and clinical efficacy as measured by response rate using radiographic measures.

At the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium held in November 2018, or ENA 2018, we reported data as of October 15, 2018 from the dose-escalation portion of the Phase 1 clinical trial of SY-1365. In total, 32 patients were treated with SY-1365 as a single agent at doses ranging from 2 mg/m2 to 112 mg/m2 using either a weekly or twice weekly dosing regimen. Patients had a range of solid tumors, with the most prevalent being ovarian cancer (eight patients), breast cancer (eight patients) and endometrial cancer (five patients). Patients’ median age was 63 (ranging from 25 to 87), with a median of five prior therapies (ranging from one to 13). As of the data cut-off, the median treatment duration was 46.5 days (ranging from two to 147 days) and four patients remained on treatment. The data presented at ENA 2018 included the following:

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

Based on these data, we initiated the expansion portion of the Phase 1 clinical trial in September 2018. In this portion of the trial, we evaluated the safety and anti-tumor activity of SY-1365 in multiple ovarian and breast cancer populations based on supporting preclinical data, mechanistic rationale, and unmet medical need. In October 2019, we announced data from the expansion portion of our Phase 1 clinical trial of SY-1365. As of a September 30, 2019 data snapshot, 68 patients had been treated in the expansion portion of this trial, including 53 across the single-agent cohorts in patients with high-grade serous ovarian cancer, relapsed clear cell ovarian cancer, and solid tumors of any histology available for biopsy, and 15 patients in combination cohorts evaluating SY-1365 in combination with carboplatin in patients with high-grade serous ovarian cancer and in combination with fulvestrant in patients with treatment-resistant metastatic HR+ breast cancer. We initiated the single-agent expansion cohorts at a dose of 80 mg/m2 twice weekly and the combination cohorts at 53 mg/m2 once weekly after having observed data from the dose-escalation portion of the trial demonstrating dose-dependent effects on CDK7 occupancy and downstream gene expression changes in blood cells as well as the confirmed partial response in a patient with recurrent clear cell ovarian cancer. During the expansion portion of the trial, adverse events occurring around the time of infusion of SY-1365, which we believe to be related to the intravenous administration of SY-1365, prompted us to evaluate lower doses of 53 mg/m2 and 64 mg/m2 in the single-agent cohorts and extended infusion times across all of the cohorts. Extended infusion times reduced peak drug concentrations while maintaining CDK7 target occupancy and appeared to reduce the overall frequency and severity of these peri-infusional adverse events, including headache, nausea and vomiting, supporting our belief that these adverse events were related to SY-1365 and not CDK7 inhibition generally. The best response observed across the expansion cohorts of the trial was stable disease, as defined by RECIST criteria. Of the 31 response-evaluable patients treated with SY-1365 as a single agent, 13 of them, or 42%, had stable disease. Of the 11 response-evaluable patients treated in the combination cohorts of the trial, seven of them, or 64%, had stable disease. Tumor biopsy data from the trial showed evidence of apoptosis in tumor tissue from patients treated at 80 mg/m2, but not at lower doses. Based on preclinical and clinical data generated to date, we believe that sustaining the level of CDK7 target coverage needed to enhance clinical activity with SY-1365 would require more frequent dosing, or a higher dose that would necessitate lengthening the infusion time to manage tolerability. We believe that either approach could create an overly burdensome dosing regimen for patients that could be better addressed with an oral agent like SY-5609. This belief, coupled with the superior preclinical data generated with SY-5609 relative to SY-1365 and a competitive landscape in oncology increasingly focused on oral agents, led us to make a portfolio decision to discontinue further development of SY-1365 and prioritize the development of SY-5609.

SY‑5609 Market Opportunity

With SY‑5609, we believe that we have the opportunity to address significant unmet medical needs across a range of cancers. The initial disease-specific focus of our clinical development program for SY‑5609 may include ovarian cancer, HR+ breast cancer, TNBC, colorectal cancer, and small cell lung cancer.  We also believe there is an opportunity for SY-5609 in patients with solid tumors that have Rb pathway alterations.

Ovarian cancer is the fifth most common cause of cancer death in women. Currently, there are an estimated 63,000 ovarian cancer diagnoses each year in what we refer to as the developed pharmaceutical markets – the United States, Japan and the five largest European countries by population. Of these, approximately 70% have high-grade serous ovarian cancer and present with advanced disease at initial diagnosis.

Breast cancer is the most common tumor type in women and is the second leading cause of cancer death in women in the United States, after lung cancer. According to the American Cancer Society, approximately 276,000 new breast cancer cases will be diagnosed in the United States in 2020, with approximately 42,000 deaths from the disease. Breast cancer can be classified as HR+, human epidermal growth factor receptor 2, or HER2, positive, and TNBC (lacking estrogen, progesterone, and HER2 receptors). HR+/HER2- accounts for nearly 75% of breast cancer incidence, while HER2 (+/- HR) and TNBC account for 15% and 12% of cases, respectively. We anticipate focusing on the metastatic HR+/HER2-negative and TNBC patient populations with SY-5609.  There are approximately 77,000 HR+/HER2-negative patients and 21,500 TNBC patients in the developed pharmaceutical markets.

Colorectal cancer is the third most commonly diagnosed cancer in men and women but is the second leading cause of death in the United States. The number of colorectal cancer cases in 2020 is estimated to be 500,000 across the developed pharmaceutical markets. In the United States. it is estimated that there will be 135,000 new cases, and approximately 55,000 metastatic stage patients, diagnosed this year. Chemotherapeutic regimens are the standard of care for initial treatment of metastatic colorectal cancer. Therapies targeted towards specific mutations such as BRAF or KRAS are currently being investigated in clinical trials.

Small cell lung cancer accounts for approximately 15% of all lung cancers but has an especially poor prognosis, with only 6% of patients surviving at five years following diagnosis. It is estimated that there will be approximately 63,000 new cases of small cell lung cancer diagnosed in the developed pharmaceutical markets in 2020. Small cell lung cancer can be classified as limited-stage disease (defined as Stages I, II, and III disease) and extensive-stage disease (Stage IV), with the latter accounting for approximately 70% of cases. The life expectancy of limited-stage small cell lung cancer is nearly two years, while life expectancy for patients with extensive-stage disease is less than one year.

Rb pathway alterations are present in a variety of solid tumors, including small cell lung cancer, pancreatic ductal adenocarcinoma, or PDAC, TNBC and high-grade serous ovarian cancer. It is believed that the loss of Rb function is obligatory in small cell lung cancer, while approximately one-third of PDAC and TNBC tumors and two-thirds of high-grade serous ovarian cancers are thought to have Rb pathway alterations. In addition, resistance to CDK4/6 inhibitors in HR+ breast cancer is associated with Rb loss.

Sickle Cell Disease

The first monogenic disease in which we focused our research efforts was sickle cell disease, where our objective is to provide a functional cure for patients by switching on the gamma-globin gene with an oral medicine. Using our gene control platform to elucidate mechanisms controlling gamma-globin gene expression, we have focused our efforts to date on components of LRF (leukemia/lymphoma-related factor) and the NuRD (nucleosome remodeling and histone deacetylation) complex as potential targets to switch on the gamma-globin gene, which is normally silenced a few months after birth. By turning on gamma-globin expression, we aim to induce the production of fetal hemoglobin, which is known to exert protective effects on the red blood cells of patients with sickle cell disease and beta thalassemia and to mitigate the clinical manifestations of those diseases.

At the American Society of Hematology Annual Meeting held in December 2019, or ASH 2019, we highlighted a portion of our sickle cell disease work by reporting that we had discovered and validated a novel fetal hemoglobin repressor, Nuclear Factor I X, or NFIX, that could serve as a potential target for therapeutic intervention. The preclinical data presented at ASH 2019 showed:

•	increases in expression of gamma-globin mRNA comparable to known fetal hemoglobin repressors;
•	detectable levels of fetal hemoglobin in nearly 100% of cells, compared to 16% of cells when the NFIX gene was not knocked down; and
•	increases in total fetal hemoglobin levels to 40%, exceeding levels that are associated in the published literature with a functional cure in a subset of sickle cell patients.

In December 2019, we entered into a collaboration with GBT to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia. See “—License and Collaboration Agreements–Global Blood Therapeutics” below.

Other Programs

We currently have several other programs in our preclinical and discovery pipeline, including a CDK12/13 inhibitor program, a program directed to inhibitors of a macrophage target in cancer and immune modulation, and discovery programs related to a gene control target to treat myotonic dystrophy type 1. We expect to nominate our next development candidate to enter IND-enabling preclinical studies by the end of 2021.

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

Intellectual Property

We file patent applications directed to various compositions of matter, formulations and methods related to our product candidates and compounds in earlier stages of development, methods related to our gene control platform, and other commercially relevant inventions. As of December 31, 2019, we own nine issued U.S. patents and 14 pending U.S. patent applications. We are pursuing or maintaining fifty corresponding patent applications that are pending or granted in various jurisdictions outside the United States, including Europe, Japan, Australia, Canada and China, and we own five applications that are pending in accordance with the Patent Cooperation Treaty, or PCT. In addition, as of December 31, 2019, we have field-limited exclusive licenses to six issued U.S. patents and nine corresponding applications that are pending or granted in various jurisdictions outside the United States, including Europe, Japan and Canada. A significant portion of the patents and applications we own or license pertain to our product candidates that are in clinical or pre-clinical development, to methods of using them in the treatment of disease, and to methods of selecting patients for treatment based on biomarker expression.

Our intellectual property portfolio as of December 31, 2019 is further described below. For some of our pending patent applications, prosecution has yet to commence. Prosecuting patent applications to allowance is often a lengthy process, during which the scope of the claims initially submitted for examination by various patent offices is often significantly narrowed, and some claims may never be granted. It is possible that we will amend the claims of our pending patent applications to limit their scope. We may also elect to abandon some of our pending patent applications, particularly those pending outside of the United States, if we determine these applications do not have strategic significance to our programs or platform.

SY‑1425

The patent portfolio we own for SY‑1425 contains four issued U.S. patents, two pending U.S. patent applications, and 21 applications pending or granted in countries other than the United States, including Europe, Japan, Australia, Canada and China. Generally, these patents and applications disclose methods of identifying and treating patients who are sensitive to RARα agonists, including SY-1425, based on the expression of certain biomarkers, including RARA and IRF8. The applications disclose methods of treating selected patients with SY-1425 alone or with a combination of SY-1425 and a second agent, such as azacitidine. One of our issued patents, U.S. Patent No. 9,845,508, covers methods of diagnosing and treating human patients suffering from non-APL AML by administering SY-1425; the patients are diagnosed based on the level of RARA messenger RNA, or mRNA, previously determined to be present in a sample of diseased cells from the subject. The granted claims of the second patent, U.S. Patent No. 10,167,518, cover methods of treating human subjects suffering from MDS. The diagnosis is again based on the level of RARA mRNA expression, and the subjects are treated with SY-1425. A third patent, U.S. Patent No. 9,868,994, covers methods of treating non-APL AML or MDS by administering SY-1425 to a patient when a defined sample obtained from the patient is determined to have an elevated level of IRF8 mRNA or elevated levels of both IRF8 and RARA mRNA. A fourth patent, U.S. Patent No. 10,240,210, covers methods of treating non-APL AML or MDS with a combination of SY-1425 (tamibarotene) and azacitidine when a defined sample from the subject has been determined to have an elevated RARA mRNA level or an elevated IRF8 mRNA level. We believe these four U.S. patents are eligible for listing in the FDA’s “Orange Book.” These patents, as well as any additional patents that may grant from applications claiming the benefit of the same filing date as the currently granted patents, have statutory expiration dates no earlier than March 2036. Patent term extensions could result in later expiration dates.

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

SY-5609 and Other CDK7 Inhibitors

The patent portfolio we own for SY-5609 and our other CDK7 inhibitors, including SY-1365, contains patents and patent applications generally directed to the inhibitors, pharmaceutical formulations containing them, and methods of making and using them, including their use in treating various biomarker-selected patient populations. As of December 31, 2019, we own five issued U.S. patents, six pending U.S. patent applications, 22 corresponding applications pending or granted in countries outside the United States, including Europe, Japan, Australia, Canada and China, one provisional patent application, and four pending applications filed in accordance with the PCT. Any patent that has issued or will issue and that claims the benefit of the priority date of one or more of these patents or patent applications will have a statutory expiration date ranging from October 2034 to November 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

Of the five issued U.S. patents that we own, U.S. Patent No. 10,106,526 covers compounds and pharmaceutical compositions generically describing SY-1365; U.S. Patent No. 10,059,690 specifically claims SY-1365 and pharmaceutical compositions containing SY-1365; U.S. Patent No. 10,519,135 covers pharmaceutical compositions containing stereoisomers of SY-1365; U.S. Patent No. 10,336,760 covers CDK7 inhibitors conforming to the structural formula provided; and U.S. Patent No. 10,308,648 covers CDK7 inhibitors conforming to the structural formula provided as well as pharmaceutically acceptable salts, solvates, hydrates, tautomers, and stereoisomers thereof. The first three of these patents have a statutory expiration date of April 2035, not including available patent term extensions. A patent covering SY-5609 and pharmaceutical compositions containing SY-5609, if granted, would have a statutory expiration date of November 2039, not including available patent term adjustments or patent term extensions.

Sickle Cell Disease

As of December 31, 2019, we own one U.S. provisional patent application directed to methods of treating hemoglobinopathies such as sickle cell disease.

Other Programs

The intellectual property portfolio that relates to programs other than those described above contains patents and patent applications directed to compositions of matter for inhibiting transcription factors and immuno-oncology targets in multiple compound families, and methods of treating various diseases, including cancer and immunological diseases, through inhibition of specific transcription factor(s) or gene products. As of December 31, 2019, we own five U.S. patent applications and one PCT application. Any U.S. or non‑U.S. patents issuing from the pending applications or applications claiming priority to the pending applications covering transcription factor inhibitors, immuno-oncology target inhibitors or methods of treating disease by inhibition of transcription factors or gene products will have statutory expiration dates ranging from February 2031 to December 2038.

Platform

The patent portfolio directed to our platform includes patent applications and patents directed to super‑enhancers and their detection and uses thereof to detect novel disease targets. As of December 31, 2019, we own one pending U.S. patent application and one pending patent application in Europe directed to these technologies which, if issued, will have a statutory expiration date of March 2034. In addition, we have an exclusive license to two issued U.S. patents (U.S. Patent Nos. 9,181,580 and 10,160,977) and one pending patent application in Europe for which we have received a Notice of Intention to Grant, directed to these technologies. The U.S. and foreign patent applications that we own are directed to the identification of new super‑enhancer components and methods of treating diseases by targeting those novel components, and if issued, will have a statutory expiration date no earlier than March 2034. The licensed U.S. patents have a statutory expiration date of October 2033 and the licensed pending applications directed to super‑enhancers and their detection and uses thereof to detect novel disease targets, if issued, will have a statutory expiration date no earlier than October 2033.

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

License and Collaboration Agreements

We are a party to collaborations in which we aim to use our platform to benefit patients with diseases beyond our current areas of focus, or that we believe will contribute to our ability to advance development and ultimately commercialize our product candidates. We expect to enter into additional collaborations in the future. For instance, we intend to seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. Our existing collaborations impose, and any collaborations we may enter into in the future are likely to impose, certain performance obligations on us.

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

Global Blood Therapeutics

In December 2019, we entered into a license and collaboration agreement with GBT with respect to a research collaboration to discover novel targets that induce fetal hemoglobin, in order to develop new small molecule treatments for sickle cell disease and beta thalassemia. Under the terms of the collaboration agreement, parties will use commercially reasonable efforts to identify at least one compound for the commencement of studies that are reasonably required to meet the requirements for filing an IND. Each party will be solely responsible for its own costs incurred to conduct its activities under the research plan, except that GBT will reimburse us for full-time employee and out-of-pocket costs and expenses that we incur in accordance with the agreed upon research budget. Unless earlier terminated or extended, the research program will end in December 2022. The term of the research program may be extended by one or two one-year extensions as mutually agreed upon.

Under the terms of the collaboration agreement, we granted to GBT an option to obtain an exclusive, worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of our company arising from the collaboration to develop, manufacture and commercialize any compounds or products resulting from the collaboration. GBT may exercise this option at any time during the period (i) commencing on the earlier of (a) the date of GBT’s designation of the first IND candidate, or (b) if no IND candidate is so designated as of the expiration of the research term, the date of expiration of the research term, and (ii) ending on the 180th day after the date of expiration or earlier termination of the research term. GBT’s exercise of the option will be subject to any required filings with the applicable antitrust authority as required by the antitrust laws and satisfaction of any applicable antitrust conditions.

After any exercise of the option, GBT will be solely responsible, at its own expense, for all development, manufacturing, regulatory activities and commercialization of licensed compounds and products worldwide. Under the collaboration agreement, GBT is required to use commercially reasonable efforts to develop (including to seek and obtain regulatory approval of) and, if regulatory approval is obtained, commercialize at least one product in any and all uses in the United States and any of the United Kingdom, Germany, France, Italy and Switzerland. In addition, we have an option to co-promote the first product in the United States.

GBT made an upfront payment of $20.0 million to us in January 2020. Should GBT exercise its license option, we could receive up to $315 million in option exercise, development, regulatory, commercialization and sales-based milestones per product candidate and product resulting from the collaboration. We are also entitled to receive, subject to certain reductions, tiered mid-to-high single digit royalties as percentages of calendar year net sales on any licensed product. GBT’s obligation to pay royalties, on a licensed product-by-licensed product and country-by-country basis, will commence on the date of the first commercial sale of such licensed product in such country and end on the later of (a) the tenth anniversary of the first commercial sale of such licensed product in such country, (b) the expiration of the last to expire valid claim in our patent rights, the jointly-owned patent rights or certain other specified patent rights that cover such licensed product in such country, and (c) the expiration of regulatory exclusivity for such licensed product in such country.

Either party may terminate the collaboration agreement for the other party’s uncured material breach or insolvency, and in certain other specified circumstances, subject to specified notice and cure periods. GBT may unilaterally terminate the collaboration agreement in its entirety, for any or no reason, upon nine-months’ prior written notice to us if such notice is delivered during the research term, or 90 days’ prior written notice to us if such notice is delivered after the expiration or termination of the research term. Upon the termination of the collaboration agreement in certain specified cases (including any unilateral termination by GBT), GBT has agreed to grant us, effective as of the effective date of such termination, a worldwide, exclusive, royalty-bearing license, with the right to grant sublicenses, under specified intellectual property necessary or useful for the development, manufacture or commercialization of licensed compounds and products for any and all uses, as well as engage in other customary technology transfer activities.

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

SY‑1425

We plan to initially develop SY‑1425, our RARα agonist, for patients with AML. We intend to select patients for our clinical trials based on high‑levels of RARα as measured by our proprietary RARA biomarker. We are aware of four new drugs approved by the FDA since 2018 for the treatment of AML or patient subsets within AML: ivosidenib, venetoclax, glasdegib and gilteritinib. SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., Roche Holding AG, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., MEI Pharma, Inc., argenx SE in collaboration with Janssen Pharmaceutica NV, Forty Seven, Inc., Aprea Therapeutics, Inc., SELLAS Life Sciences Group, Inc. and Bristol-Myers Squibb Co. We are not aware of any selective RARα agonist programs that are in active clinical development.

SY‑5609

We are conducting a Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors. We are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Eli Lilly & Co. and several other selective CDK7 inhibitor programs that we believe are in preclinical development, including programs from Aurigene Discovery Technologies Ltd. in collaboration with Exelixis, Inc., Ube Industries Ltd., Qurient Co. Ltd., and Yungjin Pharma Co., Ltd. SY-5609 may face competition from these CDK7 inhibitors.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,943,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S Supreme Court declined to review this decision on an expedited basis.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, in May 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.  In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or Clinical Trials Regulation, was adopted. The Regulation was published in June 2014 but is not expected to apply until later in 2020. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the U.K. Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom.

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

Sales and Marketing

We hold North American and European commercialization rights to SY‑1425 for all cancer indications, and worldwide rights to SY-5609 and all of our other preclinical programs, other than our sickle cell disease program in which we are collaborating with GBT, for all potential indications. With respect to our sickle cell disease program, GBT has the option to obtain exclusive commercialization rights to products containing compounds arising out of the collaboration for all uses. If GBT exercises its option, we have a co-promotion right in the United States with respect to the first such product.

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

Employees

As of December 31, 2019, we had 83 full-time employees, including 37 employees with M.D., Ph.D. or Pharm.D. degrees. Of these full-time employees, 62 employees are engaged in research and development activities and 21 employees are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware on November 9, 2011 under the name LS22, Inc. We changed our name to Syros Pharmaceuticals, Inc. on August 15, 2012. Our principal executive office is located at 35 CambridgePark Drive, 4th Floor, Cambridge, Massachusetts 02140, and our telephone number is (617) 744-1340.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $75.4 million, $62.3 million and $54.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $293.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•

continue our planned clinical development activities with respect to SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is currently being evaluated in combination with azacitidine, a hypomethylating agent, in a Phase 2 clinical trial, and SY-5609, an oral cyclin-dependent kinase 7, or CDK7, inhibitor that is in a Phase 1 clinical trial in patients with select advanced solid tumors;

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
•

hire and retain additional personnel and add operational, financial and management information systems, including personnel and systems to support our product development and commercialization efforts; and

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

We commenced operations in 2011. Our operations to date have been limited to financing and staffing our company, building our research, development and operational capabilities, and conducting preclinical and early clinical research. We have not yet demonstrated an ability to advance a program into a pivotal clinical trial, obtain marketing approval for a product, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, develop companion diagnostic tests or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly with respect to our ongoing Phase 2 clinical trial of SY-1425 in combination with azacitidine and the development of a companion diagnostic test for use in identifying patients who may benefit from treatment with SY-1425, and our Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors, and as we advance our existing research and preclinical pipeline, initiate new research, preclinical and clinical development efforts, and seek marketing approval for any product candidates and companion diagnostic tests that we or a vendor successfully develop. Moreover, under license agreements with various licensors, we are obligated to make milestone payments upon the successful completion of specified development and commercialization activities for products or product candidates covered by licensed intellectual property rights. In addition, if we obtain marketing approval for any product candidate that we may successfully develop, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our cash, cash equivalents and marketable securities as of December 31, 2019, together with the $20.0 million up-front license fee received from Global Blood Therapeutics, Inc., or GBT, in January 2020 in connection with entry into our sickle cell disease collaboration in December 2019 and the $20.0 million drawn down on the term loan obtained from Oxford Finance LLC, or Oxford, in February 2020, will enable us to fund our planned operating expense and capital expenditure requirements into 2022. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of SY-1425 and SY-5609 and any associated companion diagnostic tests;
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
•

whether a drug candidate will be nominated to enter investigational new drug application-enabling studies under our sickle cell disease collaboration with GBT, whether GBT will exercise its option to exclusively license intellectual property arising from the collaboration, whether and when any option exercise fees, milestone payments or royalties under the collaboration agreement with GBT will ever be paid, and whether we exercise our U.S. co-promotion option under the GBT agreement;

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

•

the timing and amount of milestone and other payments due to licensors for patent and technology rights used in our gene control platform or to TMRC Co. Ltd., or TMRC, associated with the development, manufacture and commercialization of SY-1425;

•	revenue received from commercial sales, if any, of our current and future product candidates;
•	our headcount growth and associated costs as we advance our research and development programs and establish a commercial infrastructure; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, as we did through concurrent public offerings of our equity securities in April 2019, the ownership interests of our existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, debt financing, such as our term loan facility with Oxford that we entered in February 2020, has created fixed payment obligations and imposed restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, such as our collaboration agreement with GBT, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The terms of our Loan and Security Agreement place restrictions on our operating and financial flexibility.

In February 2020, we entered into a Loan and Security Agreement with Oxford, which is secured by substantially all of our currently owned or later acquired personal property other than our intellectual property (but including the right to payments and proceeds of intellectual property), which is subject to a negative pledge. We refer to the Loan and Security Agreement with Oxford as the Loan Agreement. We borrowed $20.0 million upon execution of the Loan Agreement. Two additional term loan advances of $20.0 million each will be available under the Loan Agreement, subject to certain terms and conditions, including the achievement of certain milestones.

The Loan Agreement contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us and our subsidiaries to maintain our legal existence, good standing and material governmental approvals, deliver certain financial reports, maintain insurance coverage and maintain certain cash balances in controlled accounts. The negative covenants include, among others, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, distributions, investments, transactions with affiliates and subordinated debt.

The Loan Agreement also includes events of default, the occurrence and during the continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our property securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us, or to immediately cease operations. These events of default include, among other things, the nonpayment of principal or interest, violations of covenants, material adverse changes, attachment, levy, restraint on business, cross-defaults on material indebtedness, insolvency, material judgments, misrepresentations, subordinated debt, governmental approvals, lien priority and delisting.

Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the Loan Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our current or any future product candidates in a pivotal clinical trial or in obtaining marketing approval thereafter. For example, although we have discovered and evaluated compounds using our novel gene control platform, we have not yet demonstrated sufficient safety or efficacy of any of our product candidates in clinical trials to warrant pivotal clinical development in the patient population studied.

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

•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the successful development and approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with SY-1425;
•	competition from approved or other investigational agents or changes in the standard of care for the disease indications we are pursuing;
•	the performance of our future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party suppliers of raw materials and drug substance and drug product manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain our license agreement with TMRC;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors;
•	successful identification of biomarkers for patient selection; and
•	our ability to compete with other therapies.

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

We are conducting a Phase 2 clinical trial of SY-1425 in combination with azacitidine in genomically defined subsets of patients with acute myeloid leukemia, or AML, who are identified using our RARA biomarker. We anticipate reporting potential proof-of-concept data in the fourth quarter of 2020 from a trial cohort in patients with RARA-positive relapsed or refractory AML, and mature data in the fourth quarter of 2020 from trial cohorts in patients with newly diagnosed AML who are not suitable candidates for standard chemotherapy. We initiated a Phase 1 clinical trial of SY-5609 in the first quarter of 2020 in patients with select solid tumors. We expect to report initial safety, tolerability, pharmacokinetic and pharmacodynamic data from the dose escalation portion of the trial in the fourth quarter of 2020 as well as additional dose escalation data, including clinical activity data, in mid-2021. Our anticipated time to data in our clinical trials and the quantity of data to be presented from these trials is and will continue to be subject to our continued ability to recruit eligible patients and the satisfaction by patients of other eligibility criteria for participation in the trial. In the case of SY-1425, our time to data is also dependent on the prevalence of patients with the RARA biomarker, and the impact of new product approvals in the AML field. The rate of patient enrollment in the trial is difficult to predict. As a result, there can be no assurance that we will enroll or have data from the trial when we anticipate.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, SY-1425, SY-5609 or any future product candidates that we may develop could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Because gene control techniques are relatively new, side effects from gene control approaches may be unpredictable. Tamibarotene, the active ingredient in SY-1425, has been observed to be associated with adverse events, such as mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. Furthermore, retinoids such as SY-1425 may cause birth defects and therefore may carry a warning on their label. Other examples of retinoids, a class of chemical compounds that are related to vitamin A, include all trans retinoic acid (also known as ATRA), Retin-A, retinol (found in over-the-counter skin creams), isotretinoin and bexarotene. In addition, we have extremely limited experience administering SY-5609 to humans, so the safety profile that SY-5609 will demonstrate in human clinical trials remains uncertain. Adverse events reported with non-selective cyclin dependent kinase, or CDK, inhibitors include myelosuppression. Adverse events related to SY-1365, an intravenously, or IV, administered CDK7 inhibitor included headache, nausea  and vomiting, and the dose-limiting toxicities observed in our Phase 1 clinical trial of SY-1365 included headache, coronary vasospasm and fatigue. While SY-5609 is a selective inhibitor of CDK7 that is administered orally, we cannot guarantee that, in the clinical development of SY-5609, we will not observe similar or more severe adverse events than those observed with these other CDK inhibitors.

We also are evaluating the administration of tamibarotene in combination with azacitidine in patients with AML, and we may evaluate SY-5609 in combination with other therapeutic agents following completion of the dose escalation phase of our planned Phase 1 clinical trial. We cannot predict at this time whether the combination of our product candidates with another product, or with any premedication administered to mitigate potential side effects, will be well tolerated by patients in clinical studies or that any unexpected adverse events or undesirable side effects will not occur. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

As one of the key elements of our development strategy, we seek to identify genomically defined subsets of patients within a disease category who may derive benefit from the product candidates we are developing. In collaboration with partners, we plan to develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we will be dependent on the sustained cooperation and effort of one or more third-party collaborators in developing, obtaining approval for, and commercializing these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of our products. In addition, any companion diagnostic collaborator with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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
•

clinicians' and patients' perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating; and

•	actual or threatened public health emergencies and outbreaks of disease (including, for example, the recent coronavirus outbreak.
•	actual or threatened public health emergencies and outbreaks of disease (including, for example, the recent coronavirus outbreak.

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

We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs. For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of AML or patient subsets within AML, including ivosidenib, venetoclax, glasdegib and gilteritinib. SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., Roche Holding AG, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., MEI Pharma, Inc., argenx SE in collaboration with Janssen Pharmaceutica NV, Forty Seven, Inc., Aprea Therapeutics, Inc., SELLAS Life Sciences Group, Inc. and Bristol-Myers Squibb Co. In addition, we are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Eli Lilly & Co. and several other selective CDK7 inhibitor programs that we believe are in preclinical development, including programs from Aurigene Discovery Technologies Ltd. in collaboration with Exelixis, Inc., Ube Industries Ltd., Qurient Co. Ltd., and Yungjin Pharma Co., Ltd. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in the disease areas where we may choose to focus development of SY-5609 in the future. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

We have engaged, and expect to continue engaging, third-party suppliers and manufacturers in China and India. Natural disasters such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises such as pandemics and epidemics, political crises such as terrorism, war, political insecurity or other conflict, or other events outside of our control could adversely affect the ability of these third parties to perform their obligations as expected. For example, in December 2019 a strain of coronavirus known as COVID-19 was reported to have surfaced in Wuhan, China, resulting in business closures throughout China. Whether or how these business closures may affect our third-party suppliers and manufacturers in China, and therefore our ability to manufacture preclinical and clinical drug supplies, remains uncertain.

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

We expect to enter into collaborations for the development and commercialization of one or more product candidates we may develop, or to use our gene control platform to identify and validate disease targets, as we have with GBT to develop novel therapies for sickle cell disease and beta thalassemia and with Incyte to identify new drug targets in the field of myeloproliferative neoplasms. To the extent we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any collaborators' abilities to successfully perform the functions assigned to them in these arrangements. In addition, collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

Our collaboration agreements with GBT and Incyte contain, and any collaboration agreement that we enter into in the future may contain, restrictions on our ability to enter into potential collaborations, to conduct research or development in certain fields, or to otherwise develop specified product candidates. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are party to several license agreements under which we license patent rights and other intellectual property related to our business, including the TMRC license agreement, pursuant to which we were granted a license under specified patent rights, data, regulatory filings and other intellectual property for the North American and European development and commercialization of SY-1425 for the treatment of human cancer indications. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Pursuant to the terms of some of our license agreements with third parties, some of our third-party licensors have the right, but not the obligation, in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors, and cannot guarantee that we would receive it and on what terms. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection, or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit.  Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. The Prime Minister of the United Kingdom has indicated that the United Kingdom will not accept high regulatory alignment with the European Union.  Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In addition, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Trump Administration indicated that the U.S. Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of SY-1425 and SY-5609;
•	the success of existing or new competitive products or technologies;

•	regulatory actions with respect to our product candidates or our competitors' products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our research or development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions;
•	actual or threatened public health emergencies and outbreaks of disease (including, for example, the recent coronavirus outbreak); and
•	the other factors described in this “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $248.2 million and $251.7 million, respectively, and federal and state research and development tax credit carryforwards of $11.9 million and $2.9 million, respectively. Our net operating loss carryforwards generated prior to 2018 will generally expire at various dates through 2037. These carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, federal net operating losses generated after 2017 have an indefinite carryover period, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

We have never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. In addition, the terms of our term loan facility with Oxford precludes us from paying cash dividends to our stockholders without Oxford’s consent. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently occupy approximately 52,859 rentable square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in February 2030. We have an option to extend the lease term for 10 additional years. We believe that our office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders of Our Common Stock

As of February 29, 2020, there were approximately 34 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 from audited financial statements that are not included in this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except for share per share data)
Statements of operations data:
Revenue	$1,982	$2,050	$1,101	$317	$317
Operating expenses:
Research and development	58,245	50,182	41,896	37,817	24,408
General and administrative	21,478	16,164	13,891	10,463	5,729
Total operating expenses	79,723	66,346	55,787	48,280	30,137
Loss from operations	(77,741)	(64,296)	(54,686)	(47,963)	(29,820)
Other income, net	2,303	2,017	676	220	2
Net loss	$(75,438)	$(62,279)	$(54,010)	$(47,743)	$(29,818)
Accrued dividends on preferred stock	—	—	—	(3,681)	$(4,934)
Net loss applicable to common shareholders	$(75,438)	$(62,279)	$(54,010)	$(51,424)	$(34,752)

Net loss per share applicable to common stockholders - basic and diluted (1)	$(1.88)	$(1.91)	$(2.13)	$(4.05)	$(17.55)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted (1)	40,222,182	32,656,237	25,406,845	12,696,414	1,980,286

	As of December 31,
	2019	2018	2017	2016
	(in thousands)
Balance sheet data:
Cash, cash equivalents and marketable securities	$91,416	$99,679	$72,049	$83,593
Working capital (2)	90,997	82,205	60,746	75,941
Total assets	149,978	106,766	78,488	91,323
Total stockholders’ equity	79,184	78,586	65,324	80,602

(1)

See Note 2 to our consolidated financial statements in Part II of this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net loss per share as well as the weighted-average number of common shares used in the calculation of the per share amounts.

(2)

We define working capital as current assets less current liabilities. See our consolidated financial statements in Part II of this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis and set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part I, Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidates are:

•

SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is currently being evaluated in combination with azacitidine, a hypomethylating agent frequently used to treat acute myeloid leukemia, or AML, patients in a Phase 2 clinical trial in a genomically defined subset of patients with AML; and

•

SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, that is currently being evaluated in the dose escalation portion of a Phase 1 clinical trial in patients with select advanced solid tumors.

In October 2019, we announced a decision to prioritize the development of SY-5609 and to discontinue further development of SY-1365, our intravenously administered CDK7 inhibitor for which we are conducting a Phase 1 clinical trial in patients with advanced solid tumors.

We also have multiple preclinical and discovery programs in oncology and monogenic diseases such as sickle cell disease and myotonic dystrophy type 1. We expect to nominate our next development candidate to enter investigational new drug application, or IND, enabling preclinical studies by the end of 2021. In December 2019, we entered into a collaboration with Global Blood Therapeutics, Inc., or GBT, to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia. We also use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered into a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018 under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 newly diagnosed AML patients who are “unfit,” meaning that they are not suitable candidates for standard intensive chemotherapy, who have been prospectively selected using our proprietary RARA or IRF8 biomarkers, as well as in approximately 25 newly diagnosed unfit AML patients who are biomarker-negative. The biomarker-negative patients are being enrolled to support the development of a commercial companion diagnostic test for SY-1425. In addition, we are evaluating the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 relapsed or refractory AML patients who are being prospectively selected using the RARA biomarker.

At the European School of Haemotology International Conference on AML held in October 2019, or ESH 2019, we reported data from the newly diagnosed unfit AML cohorts of the Phase 2 clinical trial as of an August 22, 2019 data cut-off. Enrollment in the newly diagnosed unfit AML cohorts of the trial is complete and we continue to follow patients in the trial. As of the data cut-off, 40 newly diagnosed unfit AML patients had been enrolled in the trial and were eligible for the safety analysis. We reported at ESH 2019 that SY-1425 in combination with azacitidine had been generally well-tolerated, with no evidence of increased toxicities due to the combination, and that adverse events had been consistent with what has previously been seen with SY-1425 and azacitidine as single agents in AML. Across all grades and causalities, the most commonly reported adverse events in these cohorts of the trial were nausea, decreased appetite, constipation, fatigue and peripheral edema, the majority of which were low grade. Of the 17 biomarker-positive patients evaluable for response, 13 were RARA-positive and four were IRF8-positive. We reported at ESH 2019 that the aggregate rate of complete response, or CR, and complete response with incomplete blood count recovery, or CRi, in each case as defined by Revised International Working Group, or IWG, criteria for AML, as of the data cut-off in RARA-positive patients was 62% and the CR rate was 54%. The duration of responses in RARA-positive patients was up to 344 days, with three of the eight responding patients having responses lasting beyond seven months at the time of the data cut-off. In patients with only the IRF8 biomarker, the CR/CRi rate was 0%, supporting our decision to use RARA as the sole biomarker for patient selection in SY-1425 clinical trials going forward. Most of the initial responses reported were seen at the end of the first treatment cycle. In 22 response-evaluable RARA-negative patients, the CR/CRi rate was 27%. Single-agent azacitidine has shown response rates of 18-29% in newly diagnosed unfit AML patients, with initial responses generally occurring after four cycles of treatment in most patients who respond. We expect to report mature data from the newly diagnosed AML cohorts of the trial, as well as potential proof-of-concept data from the relapsed or refractory AML cohort of the trial, in the fourth quarter of 2020.

In January 2020, we dosed the first patient in a Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors, including breast, colorectal, lung and ovarian cancers, and in solid tumors of any histology having retinoblastoma-pathway, or Rb pathway, alterations. The primary objectives of this trial are to assess the safety and tolerability of escalating doses of SY-5609, with the goal of establishing a maximum tolerated dose. Additional objectives include assessments of anti-tumor activity, pharmacokinetics, pharmacodynamics and potential predictive biomarkers, including Rb pathway alterations. In a future expansion portion of the Phase 1 trial, multiple cohorts are planned to further evaluate the safety and anti-tumor activity of SY-5609 as both a single agent and in combination with other therapies. We expect to report initial safety, tolerability, and pharmacokinetic and pharmacodynamic data from the trial in the fourth quarter of 2020. We also expect to report additional dose escalation data, including clinical activity data, in mid-2021.

At the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics held in October 2019, or ENA 2019, we presented preclinical data characterizing the profile of SY-5609. These data show that SY-5609 is a potent and highly selective CDK7 inhibitor, with at least 13,000-fold greater selectivity for CDK7 over closely related members of the cyclin- dependent kinase family. In addition, we reported at ENA 2019 that SY-5609 induced dose-dependent tumor growth inhibition in preclinical models of ovarian and breast cancer, tumor regressions that were sustained after the end of treatment at well-tolerated doses in multiple preclinical models of triple-negative breast, small cell lung, and high-grade serous ovarian cancers. Deeper and more sustained responses in these models were associated with the presence of Rb pathway alterations. We also reported preclinical data showing the anti-tumor activity of SY-5609 in combination with fulvestrant, a hormonal therapy, in treatment-resistant preclinical models of estrogen receptor-positive breast cancer. We have shown that SY-5609 inhibits CDK7 more potently and selectively than SY-1365, and that SY-5609 demonstrated greater tumor growth inhibition than SY-1365 in preclinical models in which both agents were studied, including models that were not responsive to SY-1365.

In October 2019, we announced data from the expansion portion of our Phase 1 clinical trial evaluating SY-1365 in multiple solid tumor indications. As of a September 30, 2019 data snapshot, 68 patients had been treated in the expansion portion of this trial, including 53 across the single-agent cohorts in patients with high-grade serous ovarian cancer, relapsed clear cell ovarian cancer, and solid tumors of any histology available for biopsy, and 15 patients in combination cohorts evaluating SY-1365 in combination with carboplatin, a chemotherapeutic agent, in patients with high-grade serous ovarian cancer and in combination with fulvestrant in patients with treatment-resistant metastatic hormone-receptor positive breast cancer. We initiated the single-agent expansion cohorts at a dose of 80 mg/m2 twice weekly and the combination cohorts at 53 mg/m2 once weekly after having observed data from the dose-escalation portion of the trial demonstrating dose-dependent effects on CDK7 occupancy and downstream gene expression changes in blood cells as well as a confirmed partial response in one patient with recurrent clear cell ovarian cancer. During the expansion portion of the trial, adverse events occurring around the time of infusion of SY-1365, which we believe to be related to the intravenous administration of SY-1365, prompted us to evaluate lower doses in the single-agent cohorts and extended infusion times across all of the cohorts. We refer to adverse events occurring around the time of infusion as peri-infusional adverse events. Extended infusion times reduced peak drug concentrations while maintaining CDK7 target occupancy and appeared to reduce the overall frequency and severity of these peri-infusional adverse events, including headache, nausea and vomiting. The best response observed across the expansion cohorts of the trial was stable disease, as defined by Response Evaluation Criteria in Solid Tumors criteria. Of the 31 response-evaluable patients treated with SY-1365 as a single agent, 13 of them, or 42%, had stable disease. Of the 11 response-evaluable patients treated in the combination cohorts of the trial, seven of them, or 64%, had stable disease. Based on preclinical and clinical data generated to date, we believe that sustaining the level of CDK7 target coverage needed to enhance clinical activity with SY-1365 would require more frequent dosing, or a higher dose that would necessitate lengthening the infusion time to manage tolerability. We believe that either approach could create an overly burdensome dosing regimen for patients that could be better addressed with an oral agent like SY-5609. This belief, coupled with the superior preclinical data generated with SY-5609 relative to SY-1365 and a competitive landscape in oncology increasingly focused on oral agents, led us to make a portfolio decision to discontinue further development of SY-1365 and prioritize the development of SY-5609.

Recent Developments

In February 2020, we into a Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC, or Oxford, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million was made available to us. A $20.0 million term loan was funded at closing, and two additional term loan advances of $20.0 million each will be available under the Loan Agreement after the closing date, subject to certain terms and conditions, including the achievement of certain milestones. In connection with entry into the Loan Agreement, we issued Oxford warrants to purchase 27,548 shares of our common stock at an exercise price per share of $7.26. These warrants will be exercisable for five years from the date of issuance.

The term loans bear interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of 5.98% and the greater of (A) one-month LIBOR and (B) 1.77%. The Loan Agreement provides for interest-only payments until March 1, 2023, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on March 1, 2023 and continuing through February 1, 2025. We paid a facility fee of $100,000 at closing and are obligated to pay a facility fees upon the closing of the subsequent tranches. We may elect to prepay the loans subject to the payment of a prepayment fee. In connection with the Loan Agreement, we granted Oxford a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the years ended December 31, 2019 and 2018, we recognized approximately $2.0 million and $2.1 million of revenue, respectively, all of which is attributable to our collaboration agreement with Incyte. For the year ended December 31, 2017, we recognized $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in March 2017 in accordance with its terms.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
SY-1425 external costs (1)	$7,076	$6,901	$9,227
SY-5609 and other CDK7 program external costs (1)	15,992	18,234	8,289
Other research and platform program external costs	10,580	6,971	8,161
Employee-related expenses, including stock-based compensation	19,034	13,957	11,719
Facilities and other expenses	5,563	4,119	4,500
Total research and development expenses	$58,245	$50,182	$41,896

(1)

The results for the year ended December 31, 2019 include credits of $1.9 million and $1.2 million for our SY-1425 and SY-1365 clinical trials, respectively, due to a change in estimate of costs incurred over the life of these clinical trials through March 31, 2019.

We expect our research and development expenses will increase for the foreseeable future as we seek to advance our programs. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•

successful completion of preclinical studies, including activities related to preparation of INDs and minimally efficacious dose studies in animals, where applicable and required, under the requirements of the U.S. Food and Drug Administration, or FDA, or another regulatory authority;

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, information technology and administrative functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters, and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates.

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest, and amortization of premiums and discounts on our investments in marketable securities, net of interest expense related to our equipment financing arrangements.

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

Revenue

To date our only revenue has consisted of collaboration and license revenue. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the years ended December 31, 2019 and 2018, we recognized approximately $2.0 million and $2.1 million of revenue, respectively, all of which was attributable to our target discovery collaboration with Incyte. For the year ended December 31, 2017, we recognized $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in accordance with its terms in March 2017.

On January 1, 2018, we adopted Accounting Standards Codification, or ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

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

From time to time, we may enter into agreements that are within the scope of ASC 606. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees, prepaid research and development services, development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Each of these payments would result in license and collaboration revenues, except for revenues from royalties on net sales of licensed products, which will be classified as royalty revenues.

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

Stock-Based Compensation

We account for our stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Effective January 1, 2019, grants of restricted stock units and stock option awards to other service providers, referred to as non-employees, are measured based on the grant-date fair value of the award and expensed in our consolidated statement of operations over the vesting period. Through December 31, 2018, grants of restricted stock unit and stock option awards to non-employees were required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, we were a private company and, therefore, lack company-specific historical and implied volatility information. As a result, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of stock options granted to non-employees was equal to the contractual term of the option award. Effective January 1, 2019, the expected term of stock options to non-employees can be determined using either the contractual term of the option award or the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We use the value of our common stock to determine the fair value of restricted stock awards.

We expense the fair value of our stock-based awards to employees and non-employees on a straight-line basis over the associated service period, which is generally the vesting period. We account for forfeitures as they occur instead of estimating forfeitures at the time of grant. Ultimately, the actual expense recognized over the vesting period will be for only those options that vest.

Compensation expense for discounted purchases under the employee stock purchase plan is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the offering period.

For stock-based awards that contain performance-based milestones, we record stock-based compensation expense in accordance with the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. For certain of our performance-based awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. Compensation expense for such awards is recognized over the six-year vesting period unless management determines that the achievement of any performance-based milestones is probable, in which case expense is accelerated.

We have computed the fair value of stock options at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Weighted-average risk-free interest rate	2.42%	2.56%	2.07%
Expected dividend yield	—%	—%	—%
Expected option term (in years)	6.00	6.04	6.05
Volatility	91.35%	90.26%	87.83%

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2019	2018	Dollar Change	% Change
Statements of Operations Data:
Revenue	$1,982	$2,050	$(68)	(3)%
Operating expenses:
Research and development	58,245	50,182	8,063	16%
General and administrative	21,478	16,164	5,314	33%
Total operating expenses	79,723	66,346	13,377	20%
Other income, net	2,303	2,017	286	14%
Net loss	$(75,438)	$(62,279)	$(13,159)	(21)%

Revenue

For the year ended December 31, 2019 and 2018, we recognized approximately $2.0 million and $2.1 million of revenue, all of which was attributable to our target discovery collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $8.0 million, or 16%, from $50.2 million for the year ended December 31, 2018 to $58.2 million for the year ended December 31, 2019. The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018, together with the changes to those items in dollars (in thousands):

	Year Ended December 31,
	2019	2018	Dollar Change	% Change
External research and development	$30,129	$30,255	$(126)	0%
Employee-related expenses, excluding stock-based compensation	15,561	11,545	4,016	35%
Stock-based compensation	3,472	2,412	1,060	44%
Consulting, licensing and professional fees	3,520	1,851	1,669	90%
Facilities and other expenses	5,563	4,119	1,444	35%
Total research and development expenses	$58,245	$50,182	$8,063	16%

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•	an increase of approximately $4.0 million, or 35%, for increased employee-related expenses, including increased salary and benefits primarily due to our increased headcount;
•	an increase of approximately $1.1 million, or 44%, for stock-based compensation, also primarily due to our increased headcount;
•

an increase of approximately $1.7 million, or 90%, consulting, licensing and professional fees increased professional fees in support of our SY-1425, SY-1365 and SY-5609 clinical trials and our other preclinical programs; and

•

an increase of approximately $1.4 million, or 35%, in facilities and other expenses primarily due to the rent expense related to the lease for our new headquarters, over which we took possession for accounting purposes in May 2019.

General and Administrative Expense

General and administrative expense increased by approximately $5.3 million, or 33% from $16.2 million for the year ended December 31, 2018 to $21.5 million for the year ended December 31, 2019. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation, primarily due to our increased headcount period over period.

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest, and amortization of premiums and discounts on marketable securities, net of interest expense related to our equipment financing arrangements. The increase in other income, net, from the year ended December 31, 2018 to the year ended December 31, 2019 is due to higher average cash balances during 2019 as compared to 2018.

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2018	2017	Dollar Change	% Change
Statements of Operations Data:
Revenue	$2,050	$1,101	$949	86%
Operating expenses:
Research and development	50,182	41,896	8,286	20%
General and administrative	16,164	13,891	2,273	16%
Total operating expenses	66,346	55,787	10,559	19%
Other income, net	2,017	676	1,341	198%
Net loss	$(62,279)	$(54,010)	$(8,269)	(15)%

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

Research and Development Expense

Research and development expense increased by approximately $8.3 million, or 20%, from $41.9 million for the year ended December 31, 2017 to $50.2 million for the year ended December 31, 2018. The following table summarizes our research and development expenses for the years ended December 31, 2018 and 2017, together with the changes to those items in dollars (in thousands):

	Year Ended December 31,
	2018	2017	Dollar Change	% Change
External research and development	$30,255	$23,785	$6,470	27%
Employee-related expenses, excluding stock-based compensation	11,545	10,053	1,492	15%
Stock-based compensation	2,412	1,666	746	45%
Consulting, licensing and professional fees	1,851	1,892	(41)	(2)%
Facilities and other expenses	4,119	4,500	(381)	(8)%
Total research and development expenses	$50,182	$41,896	$8,286	20%

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

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through December 31, 2019 primarily through the sale of equity securities and research agreements with third parties, including our collaboration with Incyte.

On July 20, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $225.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The shelf registration statement was declared effective on July 31, 2017 and expires on July 31, 2020. Further, in July 2017, we entered into an at-the-market sales agreement with Cowen & Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to such universal shelf registration statement.

In April 2019, we raised $70.0 million in gross proceeds from the issuance of equity securities in two concurrent public offerings pursuant to the shelf registration statement, before deducting underwriting discounts and commissions and offering expenses of approximately $5.0 million.

During the year ended December 31, 2019, we raised aggregate gross proceeds of approximately $0.9 million pursuant to our at-the-market sales agreement with Cowen.

As of December 31, 2019, approximately $31.9 million of our common stock remained available for issuance under the at-the-market sales agreement.

As of December 31, 2019, $90.9 million of securities remained available for issuance under the shelf registration statement.

As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $91.4 million.

In January 2020, we collected the $20.0 million upfront payment from our GBT collaboration and in February 2020 we drew down $20.0 million under our term loan with Oxford (See Note 14 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(60,253)	$(40,315)	$(44,729)
Investing activities	(11,734)	(10,643)	(15,591)
Financing activities	65,990	69,084	33,937
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,997)	$18,126	$(26,383)

Net Cash Used in Operating Activities

The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $60.3 million during the year ended December 31, 2019, compared to $40.3 million during the year ended December 31, 2018. The increase in cash used in operating activities was primarily due to a $13.1 million increase in our net loss from continuing operations and proceeds received upon entry into the Incyte target discovery collaboration during the year ended December 31, 2018 that did not recur in 2019.

Net cash used in operating activities was $40.3 million during the year ended December 31, 2018, compared to $44.7 million during the year ended December 31, 2017. The decrease in cash used in operating activities was primarily due to proceeds received upon entry into the Incyte target discovery collaboration during the year ended December 31, 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $11.7 million during the year ended December 31, 2019, compared to $10.6 million during the year ended December 31, 2018. The increase in cash used in investing activities was primarily due to $12.6 million of purchases of property and equipment during the year ended December 31, 2019 as compared to $1.4 million for the year ended December 31, 2018 due to the buildout of our new corporate headquarters during the year ending December 31, 2019. This amount was offset by net maturities of marketable securities of $0.8 million for the year ended December 31, 2019, as compared to net purchases of $9.3 million for the year ended December 31, 2018.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $66.0 million during the year ended December 31, 2019, compared to net cash provided by financing activities of $69.1 million during the year ended December 31, 2018. Cash provided by financing activities for the year ended December 31, 2019 was primarily due to $65.0 million in net proceeds raised through two concurrent public offerings of equity securities that closed in April 2019, $0.8 million in net proceeds through the use of our at-the-market sales agreement, $0.2 million in proceeds through the sale of common stock through our employee stock purchase plan, and $0.2 million in proceeds through the exercise of stock options, offset by payments of $0.2 million under our capital lease obligations. Cash provided by financing activities for the year ended December 31, 2018 was primarily due to net proceeds of $42.8 million from the sale of our common stock in an underwritten public offering in February 2018, $1.4 million in proceeds from our February 2018 private placement, $7.7 million in proceeds attributable to the equity investment made by Incyte in connection with entry into our target discovery collaboration, $16.6 million in net proceeds through the use of our at-the-market sales facility, and $0.6 million from the exercise of employee stock options, offset by net payments under our capital lease obligations.

Net cash provided by financing activities was $69.1 million during the year ended December 31, 2018, compared to net cash provided by financing activities of $33.9 million during the year ended December 31, 2017. Cash provided by financing activities for the year ended December 31, 2018 was primarily due to net proceeds of $42.8 million from the sale of our common stock in an underwritten public offering in February 2018, $1.4 million in proceeds from our February 2018 private placement, $7.7 million in proceeds attributable to the equity investment made by Incyte in connection with entry into our target discovery collaboration, $16.6 million in net proceeds through the use of our at-the-market sales facility, and $0.6 million from the exercise of employee stock options, offset by payments under our capital lease obligations. Net cash provided by financing activities for the year ended December 31, 2017 was primarily attributable to the private placement of our common stock for gross proceeds of $35.0 million in April 2017, resulting in net proceeds of $32.6 million, and $1.8 million from the exercise of employee stock options

Funding Requirements

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

We believe that our cash, cash equivalents and marketable securities as of December 31, 2019, together with the $20.0 million up-front license fee received from GBT in January 2020 in connection with entry into our sickle cell disease collaboration in December 2019 and the $20.0 million drawn down under our term loan from Oxford in February 2020, will enable us to fund our planned operating expense and capital expenditure requirements into 2022. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of SY-1425 and SY-5609 and any associated companion diagnostic tests;
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

•

whether a drug candidate will be nominated to enter investigational new drug application-enabling studies under our sickle cell disease collaboration with GBT, whether GBT will exercise its option to exclusively license intellectual property arising from the collaboration, whether and when any option exercise fees, milestone payments or royalties under the collaboration agreement with GBT will ever be paid, and whether we exercise our U.S. co-promotion option under the GBT agreement;

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
•

the timing and amount of milestone and other payments due to licensors for patent and technology rights used in our gene control platform or to TMRC Co. Ltd., or TMRC, associated with the development, manufacture and commercialization of SY-1425;

•	revenue received from commercial sales, if any, of our current and future product candidates;
•	our headcount growth and associated costs as we advance our research and development programs and establish a commercial infrastructure; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.

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

As an EGC, we intend to rely on the exemption from the requirement to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act and with the exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the closing of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under SEC rules.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2019, we had no significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYROS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Syros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syros Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.

Adoption of ASC 842

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and related amendments.

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

Boston, Massachusetts

March 5, 2020

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$41,441	$49,886
Marketable securities	49,975	49,793
Accounts receivable and contract assets	20,158	—
Prepaid expenses and other current assets	2,649	1,417
Restricted cash, current portion	290	638
Total current assets	114,513	101,734
Property and equipment, net	15,210	3,861
Other long-term assets	490	881
Restricted cash, net of current portion	3,086	290
Right-of-use asset – operating lease	15,821	—
Right-of-use assets – financing leases	858	—
Total assets	$149,978	$106,766
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,853	$3,309
Accrued expenses	10,646	13,893
Deferred revenue, current portion	5,739	1,926
Deferred rent, current portion	—	392
Financing and capital lease obligations, current portion	241	9
Operating lease obligation, current portion	1,037	—
Total current liabilities	23,516	19,529
Deferred rent, net of current portion	—	353
Deferred revenue, net of current portion	22,639	8,276
Financing and capital lease obligations, net of current portion	621	22
Operating lease obligation, net of current portion	24,018	—
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2019 and December 31, 2018; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2019 and December 31, 2018; 43,367,801 and 33,765,864 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	43	34
Additional paid-in capital	372,100	296,100
Accumulated other comprehensive gain (loss)	24	(3)
Accumulated deficit	(292,983)	(217,545)
Total stockholders' equity	79,184	78,586
Total liabilities and stockholders' equity	$149,978	$106,766

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2019	2018	2017
Revenue	$1,982	$2,050	$1,101
Operating expenses:
Research and development	58,245	50,182	41,896
General and administrative	21,478	16,164	13,891
Total operating expenses	79,723	66,346	55,787
Loss from operations	(77,741)	(64,296)	(54,686)
Other income, net	2,303	2,017	676
Net loss applicable to common stockholders	$(75,438)	$(62,279)	$(54,010)
Net loss per share applicable to common stockholders - basic and diluted	$(1.88)	$(1.91)	$(2.13)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	40,222,182	32,656,237	25,406,845

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Net loss	$(75,438)	$(62,279)	$(54,010)
Other comprehensive gain (loss):
Unrealized holding gains (losses) on marketable securities	27	39	(33)
Comprehensive loss	$(75,411)	$(62,240)	$(54,043)

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common Stock		Series A Convertible Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2016	23,380,888	$23	—	$—	$181,844	$(9)	$(101,256)	$80,602
Exercise of stock options and vesting of restricted stock awards	449,896	—	—	—	1,799	—	—	1,799
Issuance of common stock through private placement, net of issuance costs of $2,400	2,592,591	3	—	—	32,544	—	—	32,547
Stock-based compensation expense	—	—	—	—	4,419	—	—	4,419
Other comprehensive loss	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	(54,010)	(54,010)
Balance at December 31, 2017	26,423,375	$26	—	$—	220,606	$(42)	$(155,266)	$65,324
Exercise of stock options	214,533	—	—	—	626	—	—	626
Issuance of common stock to Incyte Corporation, net of issuance costs of $100	793,021	1	—	—	7,647	—	—	7,648
Issuance of common stock in underwritten public offering, net of issuance costs of $3,300	4,816,753	6	—	—	42,694	—	—	42,700
Issuance of common stock through private placement	144,505	—	—	—	1,380	—	—	1,380
Issuance of common stock at-the-market, net of issuance costs of $107	1,373,677	1	—	—	16,537	—	—	16,538
Stock-based compensation expense	—	—	—	—	6,610	—	—	6,610
Other comprehensive gain	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	(62,279)	(62,279)
Balance at December 31, 2018	33,765,864	$34	—	$—	$296,100	$(3)	$(217,545)	$78,586
Exercise of stock options	60,181	—	—	—	211	—	—	211
Issuance of common stock and accompanying warrants in underwritten public offering, net of issuance costs of $4,600	8,667,333	9	—	—	60,350	—	—	60,359
Issuance of preferred stock and accompanying warrants in underwritten public offering, net of issuance costs of $400	—	—	666	—	4,638	—	—	4,638
Conversion of preferred stock (1,000 to 1 conversion ratio)	666,000		(666)	—	—	—	—	—
Issuance of common stock at-the-market, net of issuance costs of $100	180,787	—	—	—	799	—	—	799
Issuance of shares under Employee Stock Purchase Plan	27,386				161	—	—	161
Exercise of warrants	250	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	9,839	—	—	9,839
Other comprehensive gain	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(75,438)	(75,438)
Balance at December 31, 2019	43,367,801	$43	—	$—	$372,100	$24	$(292,983)	$79,184

See accompanying notes to consolidated financial statements

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2019	2018	2017 (As Adjusted)
Operating activities
Net loss	$(75,438)	$(62,279)	$(54,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,521	1,604	1,527
Amortization of financing right-of-use asset	201	—	—
Gain on disposal of fixed assets and modification of lease	(181)	—	—
Stock-based compensation expense	9,839	6,610	4,419
Net amortization of premiums and discounts on marketable securities	(949)	(642)	(102)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(783)	(500)	131
Accounts receivable	(20,158)	—	867
Other long-term assets	—	(34)	(365)
Accounts payable	1,493	888	141
Accrued expenses	(3,576)	4,191	3,533
Deferred revenue	18,176	10,202	(550)
Proceeds for tenant improvement incentive from landlord	7,237	—	—
Operating lease asset and liabilities	1,365	—	—
Deferred rent and lease incentive	—	(355)	(320)
Net cash used in operating activities	(60,253)	(40,315)	(44,729)
Investing activities
Purchases of property and equipment	(12,638)	(1,384)	(821)
Proceeds from the disposition of property and equipment	110	9	—
Purchases of marketable securities	(108,206)	(96,768)	(41,770)
Maturities of marketable securities	109,000	87,500	27,000
Net cash used in investing activities	(11,734)	(10,643)	(15,591)
Financing activities
Payments on financing and capital lease obligations	(205)	(50)	(168)
Proceeds from issuance of common stock through employee benefit plans	211	626	1,799
Proceeds from issuance of common stock through exercise of warrants	2	—	—
Proceeds from the issuance of common stock through employee stock purchase plan	161	—	—
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	824	16,538	—
Proceeds from issuance of common stock and accompanying warrants in public offerings and private placements, net of issuance costs	60,359	51,970	32,306
Proceeds from issuance of convertible preferred stock and accompanying warrants in public offering, net of issuance costs	4,638	—	—
Net cash provided by financing activities	65,990	69,084	33,937
(Decrease) increase in cash, cash equivalents and restricted cash	(5,997)	18,126	(26,383)
Cash, cash equivalents and restricted cash (See Note 6)
Beginning of period	50,814	32,688	59,071
End of period	$44,817	$50,814	$32,688
Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$2	$9
Cash paid for tax	$29	$7	$—

Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$1,565	$268	$143
Asset acquired under operating lease	$16,240	$—	$—
Assets acquired under financing lease	$1,059	$28	$—
Deferred financing costs incurred but unpaid as of period end	$58	$—	$—
Offering costs incurred but unpaid as of period end	$23	$—	$13

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

In April 2019, the Company completed two concurrent underwritten public offerings of the Company’s equity securities, which together resulted in gross proceeds to the Company of $70.0 million, before underwriting discounts and commissions and offering expenses of approximately $5.0 million. In one of the public offerings, the Company sold 8,667,333 shares of its common stock and accompanying Class A warrants (the “Warrants”) to purchase 1,951,844 shares of the Company’s common stock, at a combined price to the public of $7.50 per common share and accompanying Warrant. In the other public offering, the Company sold 666 shares of its Series A convertible preferred stock (the “Series A Stock”), and accompanying Warrants to purchase 166,500 shares of the Company’s common stock, at a combined public offering price of $7,500 per share and accompanying Warrant. Each Warrant is immediately exercisable at an exercise price of $8.625 per share, subject to adjustment in certain circumstances, and will expire on October 10, 2022. During November 2019, the Company issued and sold an aggregate of 180,787 shares of its common stock to the public pursuant to its at-the-market sales facility, resulting in aggregate gross proceeds of $0.9 million.

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $75.4 million, $62.3 million and $54.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had an accumulated deficit of $293.0 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $91.4 million as of December 31, 2019 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these consolidated financial statements.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, deferred revenue, and financing and operating lease liabilities approximate their respective fair values due to their short-term nature.

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

Construction-in-progress is stated at cost, which relates to the cost of leasehold improvements not yet placed into service. No depreciation expense is recorded on construction-in-progress until such time as the relevant assets are completed and put into use.

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2019.

Other Long-Term Assets

At December 31, 2019, other long-term assets primarily consisted of advance payments made to the contract research organization responsible for conducting the Company’s SY-1425 clinical trial. At December 31, 2018, other long-term assets primarily consisted of advance payments made to the contract research organization responsible for conducting the Company’s clinical trials of SY-1425 and SY-1365.

Revenue Recognition

To date the Company’s only revenue has consisted of collaboration and license revenue. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future. For the years ended December 31, 2019 and 2018, the Company recognized approximately $2.0 million and $2.1 million of revenue, respectively, all of which is attributable to the Company’s target discovery collaboration with Incyte Corporation (“Incyte”). For the year ended December 31, 2017, the Company recognized $1.1 million of revenue, all of which was attributable to a research agreement with a multinational pharmaceutical company that expired in accordance with its terms in March 2017.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

If the Company performs by transferring goods or services to a customer before the customer pays consideration or before payment is due, the Company records a contract asset, excluding any amounts presented as accounts receivable. The Company includes contract assets as unbilled accounts receivable on its consolidated balance sheets. The Company records accounts receivable for amounts billed to the customer for which the Company has an unconditional right to consideration. The Company assesses contract assets and accounts receivable for impairment and, to date, no impairment losses have been recorded.

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

Prior to January 1, 2018, the Company analyzed arrangements with multiple deliverables based on the guidance in ASC Topic 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluated multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involved subjective determinations and required management to make judgements about the individual deliverables and whether such deliverables were separate from other aspects of the contractual relationship. Deliverables were considered separate units of accounting provided that: (i) the delivered item(s) had value to the customer on a standalone basis and (ii) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was considered probable and substantially within control of the Company.

The Company recognized arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 were satisfied for that particular unit of accounting. In the event that a deliverable did not represent a separate unit of accounting, the Company recognized revenue from the combined unit of accounting over the contractual or estimated performance period for the undelivered items, which was typically the term of its research and development obligations. If there was no discernible pattern of performance or objectively measurable performance measures did not exist, then the Company recognized revenue under the arrangement on a straight-line basis over the period it expected to complete its performance obligations, or upon completion when the final act was of such significance to the overall arrangement that performance would not have substantively occurred until the completion of that act. Conversely, if the pattern of performance over which the service was provided to the customer could not be determined and objectively measurable performance measures existed, then the Company recognized revenue under the arrangement using the proportional performance method.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Effective January 1, 2019, grants of restricted stock units and stock option awards to other service providers, referred to as non-employees, are measured based on the grant-date fair value of the award and expensed in the Company’s consolidated statement of operations over the vesting period. Through December 31, 2018, grants of restricted stock unit and stock option awards to non-employees were required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and, therefore, lacks Company-specific historical and implied volatility information. As a result, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of stock options granted to non-employees was equal to the contractual term of the option award. Effective January 1, 2019, the expected term of stock options to non-employees can be determined using either the contractual term of the option award or the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

The Company expenses the fair value of its stock-based awards to employees and non-employees on a straight-line basis over the associated service period, which is generally the vesting period. The Company accounts for forfeitures as they occur instead of estimating forfeitures at the time of grant. Ultimately, the actual expense recognized over the vesting period will be for only those options that vest.

Compensation expense for discounted purchases under the employee stock purchase plan is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the offering period.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

For stock-based awards that contain performance-based milestones, we record stock-based compensation expense in accordance with the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. For certain of our performance-based awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. Compensation expense for such awards is recognized over the six-year vesting period unless management determines that the achievement of any performance-based milestones is probable, in which case expense is accelerated.

Income Taxes

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

Net Loss per Share

Basic net earnings per share applicable to common stockholders is calculated by dividing net earnings applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings per share applicable to common stockholders is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the calculation of dilutive net loss per share applicable to common stockholders, stock options, unvested restricted stock units, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2019	2018	2017
Stock options	4,618,421	3,732,643	2,846,668
Unvested restricted stock units	1,116,358	—	—
Warrants	2,118,094	—	—
Total	7,852,873	3,732,643	2,846,668

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 40,222,182, 32,656,237 and 25,406,845 shares for the years ended December 31 2019, 2018 and 2017, respectively.

Recent Accounting Pronouncements

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 (“ASU 2019-04”). ASU 2019-04 clarifies the accounting treatment for the measurement of credit losses under ASC 236 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2019-04 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the new standard but does not anticipate ASU 2019-14 will have a material impact on its consolidated financial statements and related disclosures.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers (“ASU 2018-18”). ASU 2018-18 (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in ASC 808 to align with ASC 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of ASC 606, (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The company is currently evaluating the impact of adoption of ASU 2018-18 on its consolidated financial statements and related disclosures.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which applies to all leases and requires lessees to record most leases on the balance sheet but recognize expense in a manner similar to the previous standard. ASC 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and, as such, is effective starting January 1, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of ASC 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which clarifies ASC 842 and provides companies with an optional transition method. The optional transition method allows for companies to adopt ASC 842 as of the January 1, 2019 adoption date and record a cumulative catch-up to related earnings during the period of adoption. The Company adopted ASC 842 on January 1, 2019 and elected to use the practical expedients and therefore the Company is only presenting right-of-use assets and lease liabilities as of the adoption date and additionally elected to not reassess the classification of leases executed prior to the January 1, 2019 adoption date. The Company has also elected the practical expedient provided under ASC 842 for its operating and finance leases and will combine lease and non-lease components at the time of execution of the applicable lease. The primary effect of the new standard, as of the adoption date, was the recording of a right-of-use asset and lease liability for the operating lease for the Company’s former office and laboratory facility at 620 Memorial Drive, Cambridge, Massachusetts. As of the January 1, 2019 adoption date, the Company recorded (i) a lease liability of $2.2 million, of which $1.1 million was classified as short-term and $1.1 million as long-term, which represented the present value of remaining lease payments as of the adoption date, discounted using an incremental borrowing rate of 10% and (ii) a right-of-use asset of approximately $1.5 million classified as long-term, which represented a corresponding amount to the lease liability of $2.2 million adjusted for deferred rent of approximately $0.7 million. The Company also had two immaterial capital leases that, as of the adoption date, were classified as financing leases, with the underlying assets recorded as part of property and equipment, net, in the Company’s consolidated balance sheets.

In June 2018, the FASB issued ASU No. 2018-07, Compensation -Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 aims to simplify the accounting for share-based payments to nonemployees by aligning it to the accounting for share-based payments to employees including determining the fair value of the award on the date of grant and recognizing the stock-based compensation expense as of the respective vesting date. The new standard also requires companies to elect to either measure the awards to non-employees over an estimated expected term or contractual term as well as elect to estimate forfeitures or account for forfeitures as they occur. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 and is to be adopted using a modified retrospective approach with a cumulative catch-up to retained earnings recorded for equity-classified awards for which a measurement date has not been established as of the date of adoption. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Collaboration and Research Arrangements

Collaboration with Global Blood Therapeutics

On December 17, 2019, the Company entered into a license and collaboration agreement (the “GBT Collaboration Agreement”) with Global Blood Therapeutics, Inc. (“GBT”), pursuant to which the parties agreed to a research collaboration to discover novel targets that induce fetal hemoglobin in order to develop new small molecule treatments for sickle cell disease and beta thalassemia. The research term (the “Research Term”) is for an initial period of three years and can be extended for up to two (2) additional one-year terms upon mutual agreement.

Pursuant to the terms of the GBT Collaboration Agreement, GBT agreed to pay the Company an upfront payment of $20.0 million, which was collected in January 2020. GBT also agreed to reimburse the Company for full-time employee and out-of-pocket costs and expenses incurred by the Company in accordance with the agreed-upon research budget, which is anticipated to total approximately $40.0 million over the initial Research Term.

The Company granted to GBT an option (the “Option”) to obtain an exclusive, worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of the Company arising from the collaboration to develop, manufacture and commercialize any compounds or products resulting from the collaboration. GBT may exercise the Option at any time during the period (i) commencing on the earlier of (a) the date of GBT’s designation of the first product candidate to enter investigational new drug application-enabling studies, or (b) if no such candidate is designated as of the expiration of the Research Term, the date of expiration of the Research Term, and (ii) ending on the 180th day after the date of expiration or earlier termination of the Research Term. GBT’s exercise of the Option will be subject to any required filings with the applicable antitrust authority as required by the antitrust laws and satisfaction of any applicable antitrust conditions.

Should GBT exercise its Option, the Company could receive up to $315.0 million in option exercise, development, regulatory, commercialization and sales-based milestones per product candidate and product resulting from the collaboration.

The Company will also be entitled to receive, subject to certain reductions, tiered mid-to-high single digit royalties as percentages of calendar year net sales on any product.

Either party may terminate the GBT Collaboration Agreement for the other party’s uncured material breach or insolvency, and in certain other specified circumstances, subject to specified notice and cure periods. GBT may unilaterally terminate the GBT Collaboration Agreement in its entirety, for any or no reason, upon nine-months’ prior written notice to the Company if such notice is delivered during the Research Term, or 90 days’ prior written notice to the Company if such notice is delivered after the expiration or termination of the Research Term.

GBT Collaboration Revenue

The Company analyzed the GBT Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606.

The Company has identified a single performance obligation, which includes a (i) non-exclusive research license that GBT will have access to during the initial Research Term and (ii) research and development services provided during the initial Research Term. The GBT Collaboration Agreement includes the Option. The Option does not provide a material right to GBT that it would receive without entering into the GBT Collaboration Agreement, principally because the Option exercise fee is at least equal to the standalone selling price for the underlying goods. The non-exclusive research license is not distinct as GBT cannot benefit from the license without the research and development services that are separately identifiable in the contract. The non-exclusive research license only allows GBT to evaluate the candidate compounds developed under the research plan or to conduct work allocated to it during the Research Term. GBT cannot extract any benefit from the non-exclusive research license without the research and development services performed by the Company, including the provision of data package information. As such, these two promises are inputs to a combined output (the delivery of data package allowing GBT to make an Option exercise decision) and are bundled into a single performance obligation (the non-exclusive research license and research and development service performance obligation).

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

At inception, the total transaction price was determined to be approximately $60.0 million, which consisted of a $20.0 million upfront non-refundable and non-creditable technology access fee and approximately $40.0 million in reimbursable costs for employee and external research and development expenses. The GBT Collaboration Agreement also provides for development and regulatory milestones which are only payable subsequent to the exercise of the Option, and therefore are excluded from transaction price at inception. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

ASC 606 requires an entity to recognize revenue only when it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer obtains control. As the non-exclusive research license and research and development services represent one performance obligation, the Company has determined that it will satisfy its performance obligation over a period of time as services are performed and GBT receives the benefit of the services, as the overall purpose of the arrangement is for the Company to perform the services. The Company will recognize revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs during this time and is the best measure of progress towards satisfying the performance obligation.

As of December 31, 2019, the Company recorded an accounts receivable balance of $20.0 million and $20.0 million of deferred revenue, of which $4.5 million and $15.5 million, was classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s consolidated balance sheets. In January 2020, the $20.0 million payment was collected.

No revenue was recognized under the GBT Collaboration Agreement during the year ended December 31, 2019.

Agreements with Incyte Corporation

In January 2018, the Company and Incyte entered into a Target Discovery, Research Collaboration and Option Agreement (the “Incyte Collaboration Agreement”). The Incyte Collaboration Agreement was amended in November 2019. Under the Incyte Collaboration Agreement, the Company is using its proprietary gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte has received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. For each option exercised by Incyte, Incyte will have the exclusive worldwide right to use the licensed intellectual property to develop and commercialize therapeutic products that modulate the target as to which the option was exercised. Under the terms of the Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding (the “Prepaid Research Amount”). The Company’s activities under the Collaboration Agreement are subject to a joint research plan and, subject to certain exceptions, Incyte is responsible for funding the Company’s activities under the research plan, including amounts in excess of the Prepaid Research Amount.

In January 2018, the Company also entered into a Stock Purchase Agreement with Incyte (the “Stock Purchase Agreement”) whereby, for an aggregate purchase price of $10.0 million, Incyte purchased 793,021 shares of the Company’s common stock at $12.61 per share. Under the terms of the Stock Purchase Agreement, the shares were purchased at a 30% premium over the volume-weighted sale price of the shares of the Company’s common stock over the 15-trading day period immediately preceding the date of the Stock Purchase Agreement.

Incyte Collaboration Revenue

The Company analyzed the Incyte Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606.

The Company identified a single performance obligation which includes (i) a research license that Incyte retains as long as there remains an unexercised option (the “Research License”) and (ii) research and development services provided during the research term. The Incyte Collaboration Agreement includes options to (x) obtain additional time to exercise the license options for certain targets designated as definitive validation targets and (y) obtain license rights to each validated target, both of which were not considered by the Company’s management to be material rights, and therefore not performance obligations, at inception.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

At inception, the total transaction price was determined to be $12.3 million. Following a November 2019 amendment, the total transaction price is now $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount and $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment. This additional consideration will be recognized on a percent complete basis as work is performed.

The Incyte Collaboration Agreement also provides for development and regulatory milestones that are only payable subsequent to the exercise of an option and were therefore excluded from transaction price at inception. The Company intends to re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Incyte Collaboration Agreement also provides for development and regulatory milestones that are only payable subsequent to the exercise of an option and were therefore excluded from transaction price at inception. The Company intends to re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs during this time and is the best measure of progress towards satisfying the performance obligation.

During the years ended December 31, 2019 and 2018, the Company recognized $2.0 million and $2.1 million of revenue, respectively, under the Incyte Collaboration Agreement. As of December 31, 2019, the Company has deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $8.4 million, of which $1.3 million and $7.1 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s consolidated balance sheets.

Other Research Agreements

In November 2014, the Company entered into a research agreement with a multinational pharmaceutical company for purposes of mapping immune cell super-enhancers and transcriptional targets in autoimmune disease. The Company recognized revenue on a completed performance basis for each project performed under the agreement, as the Company did not have the ability to reasonably estimate the period of performance and the final study report for each project was significant to the overall arrangement. The Company recognized revenue of $1.1 million during the year ended December 31, 2017 under the agreement. The research agreement terminated automatically on March 31, 2017 in accordance with its terms.

The following table presents the changes in contract assets and liabilities for the year ended December 31, 2019 (in thousands):

	Balance at December 31, 2018	Additions	Deductions	Balance at December 31, 2019
Contract assets:
Billed and unbilled receivables from collaboration partners	$—	$20,158	$—	$20,158
Contract liabilities:
Deferred revenue - Incyte	$10,202	$158	$1,982	$8,378
Deferred revenue - GBT	—	20,000	—	20,000
Total	$10,202	$20,158	$1,982	$28,378

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The change in deferred revenue is due to the addition of $20.0 million of deferred revenue following the execution of the GBT Collaboration Agreement in December 2019 and the recording of the $20.0 million upfront payment due and the addition of $0.2 million of incurred but unbilled consideration out of the amendment to the Incyte Collaboration Agreement. These were offset by the recognition of $2.0 million of revenue under the Incyte Collaboration Agreement.

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

Cash equivalents and marketable securities, available-for-sale, consisted of the following at December 31, 2019 and December 31, 2018 (in thousands):

		Unrealized	Unrealized	Fair
December 31, 2019	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$29,441	$—	$—	$29,441
Overnight repurchase agreements	12,000	—	—	12,000
Marketable securities:
U.S. treasury obligations	49,951	24	—	49,975
Total:	$91,392	$24	$—	$91,416

		Unrealized	Unrealized	Fair
December 31, 2018	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$34,886	$—	$—	$34,886
Overnight repurchase agreements	15,000	—	—	15,000
Marketable securities:
U.S. treasury obligations	49,796	—	(3)	49,793
Total:	$99,682	$—	$(3)	$99,679

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During, the years ended December 31, 2019, 2018 and 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

As of December 31, 2019 and 2018, all marketable securities had maturities of less than twelve months when purchased.

At December 31, 2019, the Company did not hold any securities that were in an unrealized loss position.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements

Assets measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$29,441	$29,441	$—	$—
Overnight repurchase agreements	12,000	—	12,000	—
Marketable securities:
U.S. treasury obligations	49,975	49,975	—	—
	$91,416	$79,416	$12,000	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$34,886	$34,886	$—	$—
Overnight repurchase agreements	15,000	—	15,000	—
Marketable securities:
U.S. treasury obligations	49,793	49,793	—	—
	$99,679	$84,679	$15,000	$—

6. Restricted Cash

At December 31, 2019, the Company had $3.4 million in restricted cash, of which $0.3 million was classified as short-term and $3.1 million as long-term on the Company’s consolidated balance sheets.

The Company’s letter of credit for the 2015 Lease (See Note 9) is classified as current on the Company’s consolidated balance sheets as of December 31, 2019.

In connection with the execution of the 2019 Lease (See Note 9), the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023. The $3.1 million letter of credit was classified as long-term restricted cash on the Company’s consolidated balance sheet as of December 31, 2019.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows as of December 31, 2019, 2018, 2017 and 2016 (in thousands):

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$41,441	$49,886	$32,205	$58,588
Restricted cash, current portion	290	638	193	—
Restricted cash, net of current portion	3,086	290	290	483
Total cash, cash equivalents and restricted cash	$44,817	$50,814	$32,688	$59,071

7. Property and Equipment

Property and Equipment consist of the following as of December 31, 2019 and 2018 (in thousands):

	Estimated useful life
	(in years)	December 31, 2019	December 31, 2018
Construction-in-process	-	$164	$—
Laboratory equipment	5	5,401	4,926
Computer equipment	3	1,628	1,080
Furniture and fixtures	4	852	440
Leasehold improvements	*	11,607	2,717
		$19,652	$9,163
Less: Accumulated depreciation		(4,442)	(5,302)
Total property and equipment, net		$15,210	$3,861

*

Leasehold improvements are depreciated over the shorter of the life of the asset and the term of the lease at 10.3 years and 5 years as of December 31, 2019 and 2018, respectively. The Company moved into its new corporate headquarters in November 2019 and 10.3 years represents the period until the 2019 Lease expires.

Depreciation expense, including depreciation expense for two immaterial capital leases, for the years ended December 31, 2019, 2018 and 2017 was $2.5 million, $1.6 million and $1.5 million, respectively. Prior to the adoption of ASC 842, office equipment included assets recorded under capital leases of approximately $0.1 million for the year ended December 31, 2018.

8. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
External research and preclinical development	$5,395	$10,119
Employee compensation and benefits	4,174	2,985
Professional fees	694	618
Facilities and other	383	171
	$10,646	$13,893

9. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into an operating lease for approximately 21,488 rentable square feet of office and laboratory space in Cambridge, Massachusetts (the “2015 Lease”), with a lease term commencing in August 2015 and ending in October 2020. The 2015 Lease had escalating rent payments and the Company recorded rent expense on a straight-line basis over its term, including any rent-free periods. The 2015 Lease included certain lease incentives in the form of tenant allowances. Prior to the adoption of ASC 842, the Company capitalized these improvements made with the tenant allowance into fixed assets and established a liability for the deferred lease incentive upon occupancy. The Company recorded these incentives as a component of deferred rent and amortized these incentives as a reduction of rent expense over the lease term. The related fixed assets were amortized over the expected lease term. Effective January 1, 2019, upon the adoption of ASC 842, the Company recorded a right-of use asset and lease liability of $1.5 million and $2.2 million, respectively, with the remaining deferred rent and tenant allowance incentive included as an offsetting balance within the right-of-use asset

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

On November 1, 2019, the Company entered into an early termination with the landlord for the 2015 Lease. Pursuant to the termination agreement, the 2015 Lease terminated December 31, 2019, rather than on October 31, 2020 as contemplated by the 2015 Lease.

The Company reviewed the early termination of the 2015 Lease under ASC 842 and determined the early termination resulted in a modification to the 2015 Lease. The Company remeasured the right-of-use asset and lease liability as of the November 1, 2019 modification date, resulting in a lease liability and right-of-use asset of $0.2 million and recorded a $0.1 million gain as result of the modification, which is included in loss from continuing operations. As of December 31, 2019, the 2015 Lease had terminated and all obligations relating the 2015 Lease were satisfied in full with no remaining balances as of that date.

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

The Company determined that, for purposes of applying ASC 842, the commencement date of the 2019 Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On the Company’s consolidated balance sheets, the Company classified $1.0 million of the lease liability as short-term and $24.0 million of the lease liability as long-term as of December 31, 2019.

The Company elected the practical expedient provided under ASC 842 and therefore has combined all lease and non-lease components when determining the right-of-use asset and lease liability for the 2019 Lease.

Financing Leases

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of December 31, 2019 (in thousands):

	Operating	Financing
Year ended December 31, 2020	$3,122	$313
Year ended December 31, 2021	3,824	313
Year ended December 31, 2022	3,935	313
Year ended December 31, 2023	4,049	65
Year ended December 31, 2024 and beyond	27,709	—
Total minimum lease payments	$42,639	$1,004
Less imputed interest	15,955	142
Less leasehold incentive	1,629	—
Total lease liability	$25,055	$862

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of December 31, 2019 (in thousands):

Year Ended December 31, 2019
Lease cost:
Operating lease cost	$2,639
Financing lease cost:
Amortization of right-of-use asset	$201
Interest on lease liabilities	72
Total financing lease cost	$273
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$1,346
Operating cash flows from financing lease	$277

Other information:	Year Ended December 31, 2019
Weighted-average remaining lease term (in years) - operating lease	10.18
Weighted-average discount rate - operating lease	9.30%
Weighted-average remaining lease term (in years) - financing lease	3.30
Weighted-average discount rate - financing lease	9.47%

Prior to the adoption of ASC 842 effective January 1, 2019, the Company accounted for its leases under the guidance of ASC 840 as either operating with the liability recorded to the balance sheet based on escalating rent payments or capital and recorded to fixed assets and amortized over the term of the lease.

As of December 31, 2018, the Company recorded $0.4 million as deferred rent, current portion and $0.4 million as deferred rent net of current portion, all of which was attributable to our 2015 Lease.

The Company recorded rent expense of $0.9 million for each of the years ended December 31, 2018 and 2017 related to the 2015 Lease.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. No payments were made under the supply management agreement during the years ended December 31, 2019 and 2018.

Litigation

The Company is not party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2019 or December 31, 2018.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Convertible Preferred Stock and Warrants

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

In November 2019, all 666 shares of Series A Preferred Stock were converted to 666,000 shares of common stock. As of December 31, 2019, there were no shares of our Series A Preferred Stock outstanding.

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

The Series A Preferred Stock was not mandatorily redeemable and did not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Series A Preferred Stock would be recorded as permanent equity, not temporary equity, given that the holders of equally and more subordinated equity would be entitled to receive the same form of consideration upon the occurrence of the event that gives rise to the redemption or events of redemption that are within the control of the Company.

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

The Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the Warrants to purchase 2,118,344 shares of the Company’s common stock at $9.0 million. The key inputs to the valuation model included an average volatility of 86.06% and an expected term of 3.5 years.

As of December 31, 2019, Warrants to purchase 2,118,094 shares of common stock are outstanding and remain unexercised.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2016 Plan was increased by 1,350,634 shares. At December 31, 2019, 2,125,238 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2019, the number of shares reserved for issuance under the 2016 ESPP was increased by 337,658 shares. At December 31, 2019, 1,395,028 shares remained available for future issuance under the 2016 ESPP.

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

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During the years ended December 31, 2019 and 2018, the Company recorded additional stock-based compensation expense of $0.4 million and $0.2 million, respectively, related to the acceleration of vesting of certain stock options associated with the entry into the GBT Collaboration Agreement in December 2019 and Incyte Collaboration Agreement in February 2018, respectively. As of December 31, 2019, there was $0.4 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 2.9 years.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of December 31, 2019, none of these performance-based criteria had been achieved. As of December 31, 2019, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 6.7 years.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the status of stock options as of December 31, 2019 and December 31, 2018 and changes during the year ended December 31, 2019 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2018	3,732,643	$9.88	7.9	$1,694
Granted	1,175,500	6.68
Exercised	(60,181)	3.48
Cancelled	(229,541)	9.55
Outstanding at December 31, 2019	4,618,421	$9.16	7.5	$2,525
Exercisable at December 31, 2019	2,407,267	$9.41	6.6	$2,190

The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $1.4 million and $4.6 million, respectively.

As of December 31, 2019, there was $12.0 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those stock option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 2.6 years.

Cash received from option exercises during the years ended December 31, 2019, 2018, and 2017 was $0.2 million, $0.6 million, and $1.8 million, respectively.

Restricted Stock Units

From time to time, upon approval by the Company’s board of directors, certain employees have been granted restricted stock units with time-based vesting criteria. The majority of these restricted stock units vest annually over a four-year term with 25% vesting on each anniversary of the grant date. Restricted stock units granted to the Company’s executive officers vest in full three-years from the date of grant. The fair value of restricted stock units is calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of the status of restricted stock units as of December 31, 2018 and December 31, 2019 and changes during the year ended December 31, 2019 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	1,168,424	6.75
Vested	—	—
Forfeited	(52,066)	6.71
Outstanding at December 31, 2019	1,116,358	$6.75

As of December 31, 2019, there was $5.7 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.7 years.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Weighted-average risk-free interest rate	2.42%	2.56%	2.07%
Expected dividend yield	—%	—%	—%
Expected option term (in years)	6.00	6.04	6.05
Volatility	91.35%	90.26%	87.83%

The weighted‑average grant date fair value per share of options granted in the years ended December 31, 2019, 2018 and 2017 was $5.05, $7.80 and $8.75, respectively.

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s statements of operations:

	Year Ended December 31,
	2019	2018	2017
Research and development	$3,472	$2,412	$1,666
General and administrative	6,367	4,198	2,753
Total stock-based compensation expense	$9,839	$6,610	$4,419

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

12. Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax provision for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Current	$28	$24	$7
Deferred	—	—	—
Total	$28	$24	$7

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2019, 2018 and 2017:

	Year ended
	December 31,
	2019	2018	2017
Federal income tax computed at federal statutory tax rate	21.00%	21.00%	34.00%
State income tax, net of federal benefit	6.56	6.01	5.35
Permanent items	(0.89)	(0.61)	(1.57)
Federal and state research and development credits	4.79	4.79	7.36
Rate change	—	—	(31.79)
Other	(0.77)	0.01	0.66
Change in valuation allowance	(30.73)	(31.24)	(14.02)
Effective income tax rate	(0.04)%	(0.04)%	(0.01)%

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2019 and 2018 (in thousands):

	Year ended
	December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating loss carryforwards	$68,026	$51,346
Tax credit carryforwards	14,170	10,558
Intangible assets	46	51
Stock-based compensation	3,774	2,108
Leasehold incentive	—	155
Deferred revenue	2,289	—
Capital lease	7,526	—
Other	1,432	2,809
Total deferred tax assets	97,263	67,027
Less valuation allowance	(90,198)	(67,027)
Net deferred tax assets	7,065	—
Deferred tax liabilities:
Right-of-use asset	4,557	—
Fixed assets	2,508	—
Total deferred tax liabilities	7,065	—
Net deferred taxes	$—	$—

As of December 31, 2019, the Company had federal net operating loss (“NOL”) carryforwards of approximately $248.2 million and state net operating loss carryforwards of $251.7 million which are available to reduce future taxable income. The Company also had federal tax credits of approximately $11.9 million and state tax credits of $2.9 million which may be used to offset future tax liabilities. Net operating losses generated before 2018 of approximately $135.7 million will expire at various dates through 2037, and net operating losses of approximately $112.5 million, which were generated after 2017 have an indefinite carryforward period. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not determined whether an ownership change has occurred and as such, the Company's NOLs may be limited.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2018 and 2019, respectively because the Company's management has determined that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $23.2 million in 2019 and $19.5 million in 2018 primarily relates to the net loss incurred by the Company.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2019 and 2018 the Company had no unrecognized tax benefits or accrued interest or penalties related to unrecognized tax benefits. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company completed a study to document its qualifying research credits for all years except the years ended December 31, 2018 and 2019. For the years ended December 31, 2018 and 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the years ended December 31, 2018 and 2019. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The federal and state income tax returns are generally subject to examinations for the tax years ended December 31, 2016 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. There are currently no federal or state audits in process.

13. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or post-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The Company instituted effective September 1, 2017 an employer match of 100% of the amount the employees contribute to the 401(k) plan for each payroll period up to the first 1% of plan compensation plus 50% of the amount the employees contribute between 1% and 6% of plan compensation. For the years ended December 31, 2019, 2018, and 2017 the Company contributed $0.5 million, $0.4 million and $0.3 million respectively, to the 401(k) plan.

14. Subsequent Events

On February 12, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and among the Company and Oxford Finance LLC, in its capacity as lender (in such capacity, the “Lender”), and in its capacity as collateral agent (in such capacity, the “Agent”), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million is available to the Company. A $20.0 million term loan was funded on the closing date, and two additional term loan advances of $20.0 million each will be available under the Loan Agreement after the closing date, subject to certain terms and conditions, including the achievement of certain milestones.

The term loans bear interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of 5.98% and the greater of (A) one-month LIBOR and (B) 1.77%. The Loan Agreement provides for interest-only payments until March 1, 2023, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on March 1, 2023 and continuing through February 1, 2025 (the “Maturity Date”). The Company paid a facility fee of $100,000 upon closing, and in addition will pay a facility fee of $75,000 upon closing of the second loan tranche and a $50,000 facility fee upon the closing of the third loan tranche.  The Company will be required to make a final payment fee of 5.00% of the amount of the term loan drawn payable on the earlier of (i) the prepayment of the term loan or (ii) the Maturity Date.  At the Company’s option, the Company may elect to prepay the loans subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.

In connection with the Loan Agreement, the Company granted the Agent a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.

In addition, under the Loan Agreement, the Company issued the Lender warrants to purchase 27,548 shares of the Company’s common stock at an exercise price per share of $7.26 (the “Oxford Warrants”). The Oxford Warrants will be exercisable for five years from the date of issuance.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$454	$462	$558	508
Operating expenses:
Research and development	12,562	15,475	15,931	14,277
General and administrative	4,865	5,195	5,016	6,402
Total operating expenses	17,427	20,670	20,947	20,679
Loss from operations	(16,973)	(20,208)	(20,389)	(20,171)
Other income, net	512	753	596	442
Net loss applicable to common stockholders	$(16,461)	$(19,455)	$(19,793)	(19,729)
Net loss per share applicable to common stockholders - basic and diluted	$(0.49)	$(0.47)	$(0.47)	(0.46)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	33,766,333	41,673,275	42,439,338	42,885,208

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$370	$375	$412	$893
Operating expenses:
Research and development	11,116	11,082	12,856	15,128
General and administrative	4,075	3,841	3,876	4,372
Total operating expenses	15,191	14,923	16,732	19,500
Loss from operations	(14,821)	(14,548)	(16,320)	(18,607)
Other income, net	358	501	583	575
Net loss applicable to common stockholders	$(14,463)	$(14,047)	$(15,737)	$(18,032)
Net loss per share applicable to common stockholders - basic and diluted	$(0.48)	$(0.43)	$(0.47)	$(0.54)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	30,335,164	32,892,712	33,653,479	33,694,756

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

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

Other than the foregoing, during the year ended December 31, 2019, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

In September 2019, Bristol-Myers Squibb Company, or BMS, announced that Michael W. Bonney would be joining its board of directors following completion of its acquisition of Celgene Corporation and, in connection therewith, Mr. Bonney committed to comply by the end of the first quarter of 2020 with BMS’s policy that directors not serve on more than four public company boards of directors. On March 3, 2020, Mr. Bonney informed us of his decision to resign from our board of directors with immediate effect. This resignation was not the result of any disagreement with our company.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 102 of this Annual Report on Form 10-K, which is incorporated into this Item by reference.

(b)	Exhibits

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Organizational Documents and Documents Related to Common Stock
3.1	Restated Certificate of Incorporation of the Registrant, including the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant	8-K	4/8/19	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	7/6/16	3.2
4.1	Description of Securities Registered under Section 12 of the Exchange Act				X
4.2	Form of Common Stock Certificate	S-1^	6/3/16	4.1
4.3	Form of Class A Warrant	8-K	4/8/19	4.1
4.4	Form of Series A Convertible Preferred Stock Certificate	8-K	4/8/19	4.2
4.5	Second Amended and Restated Investors’ Rights Agreement dated October 9, 2014, as amended, among the Registrant and the other parties thereto	S-1^	6/3/16	4.2
4.6	Sales Agreement dated July 20, 2017 by and between the Registrant and Cowen and Company, LLC	S-3^^	7/20/17	1.2
4.7	Securities Purchase Agreement dated April 20, 2017 by and among the Registrant and the persons party thereto	8-K	4/21/17	10.1
4.8	Registration Rights Agreement, dated April 20, 2017, by and among the Registrant and the persons party thereto	8-K	4/21/17	10.2

Equity Plan Documents
10.1*	2012 Equity Incentive Plan, as amended	S-1^	6/3/16	10.1
10.2*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.2
10.3*	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.3
10.4*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.4
10.5*	2016 Stock Incentive Plan	S-1^	6/3/16	10.5
10.6*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.6
10.7*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.7
10.8*	Form of Restricted Stock Unit Agreement under 2016 Stock Incentive Plan	10-K	3/7/19	10.8
10.9*	2016 Employee Stock Purchase Plan	S-1^	6/3/16	10.8

Agreements with Directors and Executive Officers
10.10*	Offer Letter, dated November 13, 2012 and effective as of July 2, 2012 by and between the Registrant and Nancy Simonian, M.D., as amended	S-1^	6/3/16	10.9
10.11*	Offer Letter dated December 2, 2015 by and between the Registrant and David A. Roth, M.D., as amended	S-1^	6/3/16	10.11
10.12*	Offer Letter dated November 6, 2017 by and between the Registrant and Jeremy Springhorn, Ph.D.	10-K	3/12/18	10.13
10.13*	Offer Letter effective March 12, 2018 by and between the Registrant and Joseph J. Ferra, Jr.	8-K	3/12/18	10.1
10.14*	Offer Letter dated April 24, 2013 by and between the Registrant and Eric R. Olson, Ph.D.				X
10.15*	Consulting Agreement dated August 8, 2012 by and between the Registrant and Richard A. Young, Ph.D., as amended	10-Q	11/12/19	10.1
10.16*	Form of Director and Officer Indemnification Agreement by and between the Registrant and each of the directors and executive officers of the Registrant	S-1^	6/3/16	10.12

License and Collaboration Agreements
10.17+	Amended and Restated Cancer License Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	10-K	3/7/19	10.16
10.18+	Supply Management Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	S-1^	6/3/16	10.18
10.19	Consent and Stand-by License Agreement dated April 28, 2016 by and among the Registrant, Toko Pharmaceutical Ind. Co., Ltd. and TMRC Co., Ltd.	S-1^	6/3/16	10.19
10.20+	Target Discovery, Research Collaboration and Option Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation	10-K	3/12/18	10.22
10.21++	Letter Agreement dated November 18, 2019 by and between the Registrant and Incyte Corporation				X
10.22++	License and Collaboration Agreement dated December 17, 2019 by and between the Registrant and Global Blood Therapeutics, Inc.				X

Leases and Loan Documents
10.23	Lease dated January 8, 2019 by and between the Registrant and DIV 35 CPD, LLC	8-K	1/11/19	10.1
10.24	Loan and Security Agreement dated February 12, 2020 by and between the Registrant and Oxford Finance LLC, as collateral agent and lender	8-K	2/13/20	1.1

Subsidiaries, Consents and Certifications
21.1	Subsidiaries of the Registrant	10-K	3/7/19	21.1
23.1	Consent of Ernst & Young LLP, independent public accounting firm				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1#	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

XBRL Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
+	Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.
++	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^	SEC File No. 333-211818
^^	SEC File No. 333-219369
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

SYROS PHARMACEUTICALS, INC.

Date: March 5, 2020	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy Simonian, M.D.	President, Chief Executive Officer and Director	March 5, 2020
Nancy Simonian, M.D.	(Principal Executive Officer)

/s/ Joseph J. Ferra, Jr.	Chief Financial Officer	March 5, 2020
Joseph J. Ferra, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Wirth	Chair of the Board of Directors	March 5, 2020
Peter Wirth

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 5, 2020
Srinivas Akkaraju, M.D., Ph.D.

/s/ Mark J. Alles	Director	March 5, 2020
Mark J. Alles

/s/ Marsha H. Fanucci	Director	March 5, 2020
Marsha H. Fanucci

/s/ Amir Nashat, Ph.D.	Director	March 5, 2020
Amir Nashat, Ph.D.

/s/ Phillip A. Sharp, Ph.D.	Director	March 5, 2020
Phillip A. Sharp, Ph.D.

/s/ Richard A. Young, Ph.D.	Director	March 5, 2020
Richard A. Young, Ph.D.