Form 10-Q
period 2020-03-31
Syros Pharmaceuticals, Inc.
filed 2020-05-07
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-37813

SYROS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-3772460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 CambridgePark Drive, 4th Floor Cambridge, Massachusetts	02140
(Address of Principal Executive Offices)	(Zip Code)

(617) 744-1340

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	SYRS	Nasdaq Global Select Market

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 30, 2020: 45,693,168

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward‑looking statements, and you should not place undue reliance on our forward‑looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward‑looking statements we make. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Quarterly Report. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward‑looking statements that we make. In particular, the extent to which the COVID-19 outbreak continues to impact our operations and those of the third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, additional or modified government actions, and the actions that may be required to contain the virus or treat its impact. COVID-19 has and may continue to adversely impact our operations and workforce, including our discovery research, supply chain and clinical trial operations activities, which in turn could have an adverse impact on our business and financial results. Our forward‑looking statements also do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$116,873	$41,441
Marketable securities	5,003	49,975
Accounts receivable	—	20,000
Contract assets	1,635	158
Prepaid expenses and other current assets	2,184	2,649
Restricted cash, current portion	—	290
Total current assets	125,695	114,513
Property and equipment, net	15,756	15,210
Other long-term assets	776	490
Restricted cash, net of current portion	3,086	3,086
Right-of-use asset – operating lease	15,294	15,821
Right-of-use assets – financing leases	793	858
Total assets	$161,400	$149,978
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,636	$5,853
Accrued expenses	6,843	10,646
Deferred revenue, current portion	6,795	5,739
Financing and capital lease obligations, current portion	247	241
Operating lease obligation, current portion	1,287	1,037
Total current liabilities	19,808	23,516
Deferred revenue, net of current portion	20,681	22,639
Financing lease obligations, net of current portion	557	621
Operating lease obligation, net of current portion	24,244	24,018
Debt, net of debt discount, long term	19,567	—
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 45,690,718 and 43,367,801 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	45	43
Additional paid-in capital	386,704	372,100
Accumulated other comprehensive gain	3	24
Accumulated deficit	(310,209)	(292,983)
Total stockholders' equity	76,543	79,184
Total liabilities and stockholders' equity	$161,400	$149,978

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$2,379	$454
Operating expenses:
Research and development	14,569	12,562
General and administrative	5,149	4,865
Total operating expenses	19,718	17,427
Loss from operations	(17,339)	(16,973)
Other income, net	113	512
Net loss applicable to common stockholders	$(17,226)	$(16,461)
Net loss per share applicable to common stockholders - basic and diluted	$(0.39)	$(0.49)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	43,923,999	33,766,333

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(17,226)	$(16,461)
Other comprehensive (loss) gain:
Unrealized holding (loss) gain on marketable securities	(21)	11
Comprehensive loss	$(17,247)	$(16,450)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended March 31, 2020 and 2019

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2018	33,765,864	$34	$296,100	$(3)	$(217,545)	$78,586
Exercise of stock options	1,077	—	3	—	—	3
Stock-based compensation expense	—	—	1,879	—	—	1,879
Other comprehensive gain	—	—	—	11	—	11
Net loss	—	—	—	—	(16,461)	(16,461)
Balance at March 31, 2019	33,766,941	$34	$297,982	$8	$(234,006)	$64,018

Balance at December 31, 2019	43,367,801	$43	$372,100	$24	$(292,983)	$79,184
Exercise of stock options	30,595	—	100	—	—	100
Vesting of restricted stock units	90,512	—	—	—	—	—
Issuance of common stock at-the-market, net of issuance costs of $411	2,201,810	2	11,917	—	—	11,919
Issuance of warrants	—	—	128	—	—	128
Stock-based compensation expense	—	—	2,459	—	—	2,459
Other comprehensive loss	—	—		(21)	—	(21)
Net loss	—	—	—	—	(17,226)	(17,226)
Balance at March 31, 2020	45,690,718	$45	$386,704	$3	$(310,209)	$76,543

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(17,226)	$(16,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	678	517
Amortization of financing right-of-use asset	65	15
Gain on disposal of fixed assets and modification of lease	—	1
Stock-based compensation expense	2,459	1,879
Net amortization of premiums and discounts on marketable securities	(49)	(296)
Amortization of debit-discount and accretion of deferred debt costs	40	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	358	158
Accounts receivable	20,000	—
Contract assets	(1,477)	—
Other long-term assets	(286)	(14)
Accounts payable	(1,060)	(610)
Accrued expenses	(3,357)	(4,966)
Deferred revenue	(902)	(454)
Proceeds for tenant improvement incentive from landlord	586	—
Operating lease asset and liabilities	417	(96)
Net cash provided by (used in) operating activities	246	(20,327)
Investing activities
Purchases of property and equipment	(1,797)	(591)
Purchases of marketable securities	—	(33,638)
Maturities of marketable securities	45,000	30,000
Net cash provided by (used in) investing activities	43,203	(4,229)
Financing activities
Payments on financing and capital lease obligations	(58)	(40)
Proceeds from issuance of common stock through employee benefit plans	100	3
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	11,937	—
Proceeds from term loan, net of issuance costs	19,714	—
Payment of offering costs	—	(78)
Net cash provided by (used in) financing activities	31,693	(115)
Increase (decrease) in cash, cash equivalents and restricted cash	75,142	(24,671)
Cash, cash equivalents and restricted cash (See Note 6)
Beginning of period	44,817	50,814
End of period	$119,959	$26,143
Supplemental disclosure of cash flow information:
Cash paid for interest	$231	$8

Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$991	$230
Assets acquired under financing lease	$—	$996
Deferred financing costs incurred but unpaid as of period end	$10	$—
Offering costs incurred but unpaid as of period end	$41	$129

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $75.4 million, $62.3 million and $54.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, the Company had an accumulated deficit of $310.2 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities, license and collaboration agreements and term debt. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $121.9 million as of March 31, 2020 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2020, the results of its operations and statements of cash flows and stockholder’s equity for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

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

Amortization of Debt Discount and Issuance Costs

Long-term debt is initially recorded at its allocated proceeds, net of discounts and deferred costs. Debt discount and issuance costs, consisting of legal fees, warrant grant date fair values and other issuance fees directly related to the debt, are offset against the initial carrying value of the debt and are amortized to interest expense over the estimated life of the debt using the effective interest method.

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

If the Company performs by transferring goods or services to a customer before the customer pays consideration or before payment is due, the Company records a contract asset, excluding any amounts presented as accounts receivable. The Company includes unbilled accounts receivable as contract assets on its consolidated balance sheets. The Company records accounts receivable for amounts billed to the customer for which the Company has an unconditional right to consideration. The Company assesses contract assets and accounts receivable for impairment and, to date, no impairment losses have been recorded.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Grants of restricted stock units and stock option awards to other service providers, referred to as non-employees, are measured based on the grant-date fair value of the award and expensed in the Company’s condensed consolidated statement of operations over the vesting period. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and, therefore, lacks Company-specific historical and implied volatility information. As a result, the Company determines its expected volatility by using a blend of its historical experience and a weighted average of selected peer companies. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options to non-employees can be determined using either the contractual term of the option award or the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock units.

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

For stock-based awards that contain performance-based milestones, the Company records stock-based compensation expense in accordance with the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. For certain performance-based awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. Compensation expense for such awards is recognized over the six-year vesting period unless management determines that the achievement of any performance-based milestones is probable, in which case expense is accelerated.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2020	2019
Stock options	5,504,177	4,616,395
Unvested restricted stock units	1,641,346	1,078,824
Warrants*	2,145,642	—
Total	9,291,165	5,695,219

* This is comprised of 2,118,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10) and 27,548 warrants to purchase common stock issued in connection with the execution of the Loan Agreement in February 2020 (refer to Note 7).

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

Recent Accounting Pronouncements

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 (“ASU 2019-04”). ASU 2019-04 clarifies the accounting treatment for the measurement of credit losses under ASC 236 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2019-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the new standard but does not anticipate ASU 2019-14 will have a material impact on its consolidated financial statements and related disclosures

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers (“ASU 2018-18”). ASU 2018-18 (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in ASC 808 to align with ASC 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of ASC 606, and (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The Company adopted ASU 2018-18 during the quarter ending March 31, 2020; the adoption of ASU 2018-18 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820) (“ASU 2018-13”), which provides for changes to the disclosure requirements for recurring and nonrecurring fair value measurements under Topic 820. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Provisions of ASU 2018-13 including changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty were required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company adopted ASU 2018-18 during the quarter ending March 31, 2020; the adoption of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Pursuant to the terms of the GBT Collaboration Agreement, GBT paid the Company an upfront payment of $20.0 million. GBT also agreed to reimburse the Company for full-time employee and out-of-pocket costs and expenses incurred by the Company in accordance with the agreed-upon research budget, which is anticipated to total approximately $40.0 million over the initial Research Term.

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

The Company identified a single performance obligation, which includes a (i) non-exclusive research license that GBT will have access to during the initial Research Term and (ii) research and development services provided during the initial Research Term. The GBT Collaboration Agreement includes the Option. The Option does not provide a material right to GBT that it would receive without entering into the GBT Collaboration Agreement, principally because the Option exercise fee is at least equal to the standalone selling price for the underlying goods. The non-exclusive research license is not distinct as GBT cannot benefit from the license without the research and development services that are separately identifiable in the contract. The non-exclusive research license only allows GBT to evaluate the candidate compounds developed under the research plan or to conduct work allocated to it during the Research Term. GBT cannot extract any benefit from the non-exclusive research license without the research and development services performed by the Company, including the provision of data package information. As such, these two promises are inputs to a combined output (the delivery of data package allowing GBT to make an Option exercise decision) and are bundled into a single performance obligation (the non-exclusive research license and research and development service performance obligation).

At inception, the total transaction price was determined to be approximately $60.0 million, which consisted of a $20.0 million upfront non-refundable and non-creditable technology access fee and approximately $40.0 million in reimbursable costs for employee and external research and development expenses. The GBT Collaboration Agreement also provides for development and regulatory milestones which are only payable subsequent to the exercise of the Option, and therefore are excluded from the transaction price at inception. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three months ended March 31, 2020, there was no change in the total transaction price, which remained at approximately $60.0 million.

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

During the three months ended March 31, 2020, the Company recognized $2.2 million under the GBT Collaboration Agreement. As of March 31, 2020, the Company has deferred revenue outstanding under the GBT Collaboration Agreement of approximately $19.3 million, of which $5.4 million and $13.9 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

Agreements with Incyte Corporation

In January 2018, the Company and Incyte entered into a Target Discovery, Research Collaboration and Option Agreement (the “Incyte Collaboration Agreement”). The Incyte Collaboration Agreement was amended in November 2019. Under the Incyte Collaboration Agreement, the Company is using its proprietary gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte has received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. For each option exercised by Incyte, Incyte will have the exclusive worldwide right to use the licensed intellectual property to develop and commercialize therapeutic products that modulate the target as to which the option was exercised. Under the terms of the Incyte Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding (the “Prepaid Research Amount”). The Company’s activities under the Incyte Collaboration Agreement are subject to a joint research plan and, subject to certain exceptions, Incyte is responsible for funding the Company’s activities under the research plan, including amounts in excess of the Prepaid Research Amount.

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

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of March 31, 2020, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment. This additional consideration will be recognized on a percent complete basis as work is performed.

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

During the three months ending March 31, 2020 and 2019, the Company recognized $0.2 million and $0.5 million of revenue, respectively, under the Incyte Collaboration Agreement. As of March 31, 2020, the Company has deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $8.2 million, of which $1.4 million and $6.8 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

The following table presents the changes in accounts receivable, contract assets and liabilities for the three months ended March 31, 2020 (in thousands):

	Balance at December 31, 2019	Additions	Deductions	Balance at March 31, 2020
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$20,000	$—	$20,000	$—
Unbilled receivables from collaboration partners	158	1,477	—	1,635
Contract liabilities:
Deferred revenue - Incyte	$8,378	$—	$177	$8,201
Deferred revenue - GBT	20,000	—	725	19,275
Total	$28,378	$—	$902	$27,476

4. Cash, Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Marketable securities consist of securities with original maturities greater than 90 days when purchased. The Company classifies these marketable securities as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive (loss) gain. Premiums or discounts from par value are amortized to other income over the life of the underlying security.

Cash, cash equivalents and marketable securities consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

		Unrealized	Unrealized	Fair
March 31, 2020	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$116,873	$—	$—	$116,873
Marketable securities:
U.S. treasury obligations	5,000	3	—	5,003
Total:	$121,873	$3	$—	$121,876

		Unrealized	Unrealized	Fair
December 31, 2019	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$29,441	$—	$—	$29,441
Overnight repurchase agreements	12,000	—	—	12,000
Marketable securities:
U.S. treasury obligations	49,951	24	—	49,975
Total:	$91,392	$24	$—	$91,416

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2020 and 2019, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of March 31, 2020 and December 31, 2019, all marketable securities had maturities of less than twelve months when purchased and therefore were classified as short-term.

At March 31, 2020, the Company held no securities that were in an unrealized loss position.

5. Fair Value Measurements

Assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$116,873	$116,873	$—	$—
Marketable securities:
U.S. treasury obligations	5,003	5,003	—	—
	$121,876	$121,876	$—	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$29,441	$29,441	$—	$—
Overnight repurchase agreements	12,000	—	12,000	—
Marketable securities:
U.S. treasury obligations	49,975	49,975	—	—
	$91,416	$79,416	$12,000	$—

As of March 31, 2020, the fair value of the long-term debt is based on Level 3 inputs and approximated its carrying value due to the proximity of the issuance date to March 31, 2020.

6. Restricted Cash

At March 31, 2020, the Company had $3.1 million in restricted cash, all of which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the 2019 Lease (See Note 9).

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

During the three months ending March 31, 2020, the Company collected its $0.3 million letter of credit associated with its 2015 Lease (See Note 9), which was previously classified as short-term on the Company’s consolidated balance sheets as of December 31, 2019.

At December 31, 2019, the Company had $3.4 million in restricted cash, of which $0.3 million was classified as short-term and $3.1 million was classified as long-term.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of March 31, 2020, December 31, 2019, March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$116,873	$41,441	$22,129	$49,886
Restricted cash, current portion	—	290	638	638
Restricted cash, net of current portion	3,086	3,086	3,376	290
Total cash, cash equivalents and restricted cash	$119,959	$44,817	$26,143	$50,814

7. Oxford Finance Loan Agreement

On February 12, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (the “Lender”). Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to the Company. A $20.0 million term loan was funded on February 12, 2020, and two additional term loan advances of $20.0 million each remain available under the Loan Agreement, subject to certain terms and conditions, including the achievement of certain milestones.

The term loan bears interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of 5.98% and the greater of (A) one-month LIBOR or (B) 1.77%. The Loan Agreement provides for interest-only payments until March 1, 2023, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on March 1, 2023 and continuing through February 1, 2025 (the “Maturity Date”). The Company paid a facility fee of $0.1 million upon closing, and in addition will pay a facility fee of $75,000 upon closing of the second loan tranche and a $50,000 facility fee upon the closing of the third loan tranche. The Company will be required to make a final payment fee of 5.00% of the amount of the term loan drawn payable on the earlier of (i) the prepayment of the term loan or (ii) the Maturity Date. At the Company’s option, the Company may elect to prepay the loans subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.

In connection with the Loan Agreement, the Company granted the Lender a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.

In addition, under the Loan Agreement, the Company issued the Lender warrants to purchase 27,548 shares of the Company’s common stock at an exercise price per share of $7.26 (the “Oxford Warrants”). The Oxford Warrants will be exercisable for five years from the date of issuance.

The Oxford Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Oxford Warrants do not provide any guarantee of value or return. The Company valued the Oxford Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the Oxford Warrants to be $0.1 million. The key inputs to the valuation model included an average volatility of 75.43% and an expected term of 5.0 years.

The Company has the following minimum aggregate future loan payments as of March 31, 2020 (in thousands):

Nine months ending December 31, 2020	$—
Year ended December 31, 2021	—
Year ended December 31, 2022	—
Year ended December 31, 2023	8,333
Year ended December 31, 2024	10,000
Year ended December 31, 2025	1,667
Total minimum payments	$20,000
Less debt discount	(460)
Plus accretion of final fees	27
Less current portion	—
Long-term debt, net of current portion	$19,567

For the three months ended March 31, 2020, interest expense related to the Loan Agreement was approximately $0.2 million. The total carrying value of debt is classified as long-term on the Company’s condensed consolidated balance sheets as of March 31, 2020.

8. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
External research and preclinical development	$4,839	$5,395
Employee compensation and benefits	1,652	4,174
Professional fees	309	694
Facilities and other	43	383
	$6,843	$10,646

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

The Company determined that, for purposes of applying ASC 842, the commencement date of the 2019 Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $1.3 million of the lease liability as short-term and $24.2 million of the lease liability as long-term as of March 31, 2020.

The Company elected the practical expedient provided under ASC 842 and therefore has combined all lease and non-lease components when determining the right-of-use asset and lease liability for the 2019 Lease.

Financing Lease

In March 2019, the Company entered into an equipment lease agreement (the “Equipment Lease”) that has a 48-month term. At the end of the term, the Company has the right to return the leased equipment, extend the lease, or buy the equipment at the then-current fair market value of the equipment. The Company accounted for the Equipment Lease as a financing lease under ASC 842 and recorded a financing lease right-of-use asset and a corresponding financing lease liability of approximately $1.0 million at the time the Equipment Lease was executed.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of March 31, 2020 (in thousands):

	Operating	Financing
Nine months ending December 31, 2020	$2,792	$234
Year ended December 31, 2021	3,824	313
Year ended December 31, 2022	3,935	313
Year ended December 31, 2023	4,049	65
Year ended December 31, 2024 and beyond	27,709	—
Total minimum lease payments	$42,309	$925
Less imputed interest	15,330	121
Less leasehold incentive receivable	1,448	—
Total lease liability	$25,531	$804

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of March 31, 2020 (in thousands):

Three Months Ended March 31, 2020
Lease cost:
Operating lease cost	$330
Financing lease cost:
Amortization of right-of-use asset	$65
Interest on lease liabilities	20
Total financing lease cost	$85
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$714
Operating cash flows from financing lease	$78

Other information:	Three Months Ended March 31, 2020
Weighted-average remaining lease term (in years) - operating lease	9.93
Weighted-average discount rate - operating lease	9.30%
Weighted-average remaining lease term (in years) - financing lease	3.05
Weighted-average discount rate - financing lease	9.47%

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company incurred fees of $0.3 million under this supply management agreement during the three months ended March 31, 2020, which were paid by the end of the quarter. No fees were incurred or paid under this supply management agreement during the three months ended March 31, 2019. In April 2020, the Company incurred an additional $0.5 million under the supply management agreement.

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

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 666,000 shares of common stock. As of March 31, 2020, there were no shares of Series A Preferred Stock outstanding.

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

As of March 31, 2020, Warrants to purchase 2,118,094 shares of common stock are outstanding and remain unexercised.

11. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2016 Plan was increased by 1,600,000 shares. At March 31, 2020, 2,193,387 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2016 ESPP was increased by 433,678 shares. At March 31, 2020, 1,828,706 shares remained available for future issuance under the 2016 ESPP.

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

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three months ended March 31, 2020 or 2019. As of March 31, 2020, there was $0.3 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 2.6 years.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of March 31, 2020, none of such performance-based criteria had been achieved. As of March 31, 2020, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 6.5 years.

A summary of the status of stock options as of December 31, 2019 and March 31, 2020 and changes during the three months ended March 31, 2020 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2019	4,618,421	$9.16	7.5	$2,525
Granted	978,950	7.53
Exercised	(30,595)	3.26
Cancelled	(62,599)	12.15
Outstanding at March 31, 2020	5,504,177	$8.87	7.7	$1,664
Exercisable at March 31, 2020	2,732,282	$9.23	6.7	$1,637

The intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $0.1 million and $4,800, respectively.

As of March 31, 2020, there was $15.3 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those stock option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 2.9 years.

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

A summary of the status of restricted stock units as of December 31, 2019 and March 31, 2020 and changes during the three months ended March 31, 2020 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	1,116,358	$6.75
Granted	615,500	7.53
Vested	(90,512)	6.71
Forfeited	—	—
Outstanding at March 31, 2020	1,641,346	$7.04

As of March 31, 2020, there was $9.6 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 3.0 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Weighted-average risk-free interest rate	1.48%	2.54%
Expected dividend yield	—%	—%
Expected option term (in years)	6.08	6.08
Volatility	77.93%	91.68%

The weighted-average grant date fair value per share of options granted in the three months ended March 31, 2020 and 2019 was $5.11 and $5.16, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Research and development	$1,049	$697
General and administrative	1,410	1,182
Total stock-based compensation expense	$2,459	$1,879

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission, or SEC, on March 5, 2020, or the 2019 10-K. Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should also be considered in light of risks identified under the caption “Risk Factors” in the 2019 10-K and in this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 newly diagnosed AML patients who are “unfit,” meaning that they are not suitable candidates for standard intensive chemotherapy, who have been prospectively selected using our proprietary RARA or IRF8 biomarkers, as well as in approximately 25 newly diagnosed unfit AML patients who are biomarker-negative. The biomarker-negative patients were enrolled to support the development of a commercial companion diagnostic test for SY-1425. In addition, we are evaluating the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 relapsed or refractory AML patients who are being prospectively selected using the RARA biomarker. Enrollment in all cohorts of the trial is complete and we continue to follow patients in the trial. We expect to report mature data from the newly diagnosed AML cohorts of the trial, as well as potential proof-of-concept data from the relapsed or refractory AML cohort of the trial, in the fourth quarter of 2020.

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

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities and our term loan with Oxford Finance LLC, or Oxford. From inception through March 31, 2020, we raised an aggregate of $390.7 million from such transactions, including aggregate proceeds of $20.0 million through our draw down on the first tranche of our term loan with Oxford in February 2020.

Since inception, we have incurred significant operating losses. Our net losses were $17.2 million and $16.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $310.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenue

To date, our only revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2020 and 2019, we recognized approximately $2.4 million and $0.5 million of revenue, respectively. For the three months ended March 31, 2020, $2.2 million of this revenue recognized was attributable to our sickle cell disease collaboration with GBT and $0.2 million was attributable to our target discovery collaboration with Incyte. For the three months ended March 31, 2019, all revenue recognized for the periods presented was attributable to our collaboration with Incyte.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including development of our gene control platform and the development of our product candidates, which include:

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
SY-1425 external costs (1)	$2,736	$(220)
SY-5609 and other CDK7 program external costs (1)	2,715	4,381
Other research and platform program external costs	2,358	2,972
Employee-related expenses, including stock-based compensation	5,255	4,504
Facilities and other expenses	1,505	925
Total research and development expenses	$14,569	$12,562

(1)

The results for the three months ended March 31, 2019 include credits of $1.9 million and $1.2 million for our SY-1425 and SY-1365 clinical trials, respectively, due to a change in estimate of costs incurred over the life of these clinical trials through March 31, 2019.

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

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents and interest and amortization of premiums and discounts on our investments in marketable securities, net of interest expense related to the Oxford term loan and equipment financing lease arrangements.

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on March 5, 2020.

Results of Operations

Comparison of three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,
	2020	2019	Dollar Change	% Change
Statements of Operations Data:
Revenue	$2,379	$454	$1,925	424%
Operating expenses:
Research and development	14,569	12,562	2,007	16%
General and administrative	5,149	4,865	284	6%
Total operating expenses	19,718	17,427	2,291	13%
Other income, net	113	512	(399)	(78)%
Net loss	$(17,226)	$(16,461)	$765	5%

Revenue

For the three months ended March 31, 2020, revenues were $2.4 million, of which $2.2 million was attributable to our collaboration with GBT and $0.2 million was attributable to our collaboration with Incyte. For the three months ended March 31, 2019, revenues were $0.5 million, all of which was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $2.0 million, or 16%, from $12.6 million for the three months ended March 31, 2019 to $14.6 million for the three months ended March 31, 2020. The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019, together with the changes to those items in dollars (in thousands):

	Three Months Ended March 31,
	2020	2019	Dollar Change	% Change
External research and development	$6,949	$6,237	$712	11%
Employee-related expenses, excluding stock-based compensation	4,205	3,807	398	10%
Stock-based compensation	1,049	697	352	51%
Consulting, licensing and professional fees	861	896	(35)	(4)%
Facilities and other expenses	1,505	925	580	63%
Total research and development expenses	$14,569	$12,562	$2,007	16%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $0.7 million, or 11%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our existing clinical trials and advancement of our preclinical programs;

•	an increase of approximately $0.4 million, or 10%, for increased employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.4 million, or 51%, for stock-based compensation expense, also primarily due to our increased headcount;
•

an increase of approximately $0.6 million, or 63%, in facilities and other expenses primarily due to the rent expense related to the lease for our new headquarters, over which we took possession for accounting purposes in May 2019, and depreciation related to the build-out of our new corporate headquarters.

General and Administrative Expense

General and administrative expense increased by approximately $0.3 million, or 6%, from $4.9 million for the three months ended March 31, 2019 to $5.1 million for the three months ended March 31, 2020. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation due to our increased headcount.

Other Income, Net

Other income, net, consists of interest income on our cash and cash equivalents, interest, and amortization of premiums and discounts on marketable securities, net of interest expense related to the Oxford term loan and equipment financing arrangements. The decrease in other income from the three months ended March 31, 2019 as compared to the three months ended March 31, 2020 is due to the Oxford term loan executed in February 2020, and the related interest incurred during the three months ended March 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through March 31, 2020, primarily through the sale of equity securities, research agreements with third parties, including Incyte and GBT and the Oxford term loan.

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

During the quarter ended March 31, 2020, we issued $12.3 million in common stock under the sales agreement.

As of March 31, 2020, $19.6 million in common stock remained available for future issuance under the sales agreement.

As of March 31, 2020, $78.6 million of securities remained available for future issuance under the shelf registration agreement.

As of March 31, 2020, we had cash, cash equivalents and marketable securities of approximately $121.9 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) provided by:
Operating activities	$246	$(20,327)
Investing activities	43,203	(4,229)
Financing activities	31,693	(115)
Net increase (decrease) in cash, cash equivalents and restricted cash	$75,142	$(24,671)

Net Cash Provided by (Used in) Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash provided by operating activities was $0.2 million during the three months ended March 31, 2020 compared to net cash used in operation activities of $20.3 million for the three months ended March 31, 2019. The increase cash provided by operating activities was primarily to proceeds received in January 2020 from our collaboration agreement with GBT that was entered in December 2019.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $43.2 million during the three months ended March 31, 2020 compared to net cash used in investing activities of $4.2 million during the three months ended March 31, 2019. The increase in cash provided by investing activities was primarily due to maturities of marketable securities of $45.0 million during the three months ended March 31, 2020 as compared to net purchases of marketable securities of $3.6 million during the three months ended March 31, 2019.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $31.7 million during the three months ended March 31, 2020 compared to net cash used in financing activities of $0.1 million for the three months ended March 31, 2019. Cash provided by financing activities for the three months ended March 31, 2020 was primarily due to net proceeds of $19.7 million received our term loan with Oxford, net proceeds of $11.9 million through the issuance of common stock through the at-the-market sales facility and $0.1 million in proceeds from exercise of stock options, offset by $0.1 million of payments made under our capital lease obligations. Cash used in financing activities for the three months ended March 31, 2019 was primarily due to payments under our financing and capital lease obligations, as well as payments for financing costs associated with our April 2019 financing.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of SY-1425 and SY-5609, advance additional product candidates through research and preclinical development and into clinical trials, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our product candidates.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2020, will enable us to fund our planned operating expense and capital expenditure requirements into 2022. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the trading prices for our common stock has been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital when needed through sales of our common stock or such sales may be on unfavorable terms.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2020, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”). Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 2019 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 10-K, and the risk factor disclosure in the 2019 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the new risk factor set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Public health epidemics or outbreaks, including COVID-19, have had, and will continue to have, an adverse impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and has reached multiple other regions and countries, including Cambridge, Massachusetts where our primary office and laboratory space is located.  The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the United States and in other countries. The extent to which COVID-19 impacts our operations or those of the third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, and the actions to contain COVID-19 or address its impact in the short and long term.

Additionally, the conduct of our clinical trials, preclinical studies, and manufacturing activities is dependent upon the availability of clinical trial sites, contract research and manufacturing organizations, researchers and investigators, regulatory agency personnel, and logistics providers, all of which may be adversely affected by global health matters, such as pandemics.

Further, in response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals who must perform critical research, translational medicine, and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time, and requested that most of our employees work remotely.  In the event that governmental authorities were to keep these restrictions in place for an extended period or impose further restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time. Sustained restrictions on our ability to conduct research would have an adverse impact on our ability to perform under our collaboration agreements with Global Blood Therapeutics, Inc. and Incyte Corporation, as well as delay the time in which we would be able to nominate new drug candidates for clinical development.

To date, enrollment in our ongoing clinical trials of SY-1425 and SY-5609 has not been adversely impacted by the COVID-19 pandemic, and we believe that we have sufficient supply of clinical trial material to conduct our ongoing clinical trial activities. We are implementing contingency plans to ensure that continues to be the case should the pandemic persist into 2021. We cannot provide assurance, however, that some factors from the COVID-19 pandemic will not delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future. These factors include:

•

the impact on our clinical trial operations of any diversion of healthcare resources away from the conduct of our clinical trials in order to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, and availability of hospital staff supporting the conduct of our clinical trials;

•

the impact on our clinical trials if we are unable to continue remote monitoring of clinical trial data or utilizing telehealth systems, local laboratory assessments and in-home nursing visits for enrolled patients, or if any patient enrolled in one of our clinical trials is unable to remain on study due to a COVID-19 diagnosis;

•	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples, and other supplies used in our clinical trials;

•

the impact of further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites, or the ability of employees at any of our contract manufacturers or contract research organizations to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials and other research and manufacturing activities, and limit the amount of clinical data we will be able to report at the end of this year;

•

any future interruption of, or delays in receiving, supplies of clinical trial material from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, or disruptions in delivery systems;

•

availability of future capacity at our contract manufacturers to produce sufficient drug substance and drug product to meet forecasted clinical trial demand if any of these manufacturers elect or are required to divert attention or resources to the manufacture of other pharmaceutical products;

•

delays in ongoing laboratory experiments and operations if we are required to further reduce the number of employees in our laboratories, or if the contract research organizations we have retained to supplement our internal research efforts are unable to perform as anticipated, whether due to capacity constraints, staffing shortages, or otherwise; and

•

business disruptions caused by potential workplace closures and an increased reliance on employees working from home, challenges in recruiting employees required to execute on our research and development plans, cybersecurity and data accessibility issues, and communication or transit disruptions, any of which could adversely impact our business operations and delay necessary interactions among our employees and between our company and the third parties upon which we rely.

These and other factors arising from COVID-19 could worsen, which would further adversely impact our ability to conduct clinical trials, engage in research and manufacturing activities, meet our obligations to our collaboration partners, and maintain our business operations, and would have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital when needed through sales of our common stock or such sales may be on unfavorable terms.

The COVID-19 outbreak continues to rapidly evolve. While we expect the impacts of COVID-19 will have an adverse effect on our business, the extent of the impact on our clinical trials, research and manufacturing activities, collaborations, and business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and address the disease.

Item 2. Unregistered Sales of Equity Securities.

On February 12, 2020, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, with respect to a term loan facility. Pursuant to terms of this agreement, we issued to Oxford warrants to purchase 27,548 shares of our common stock at an exercise price per share of $7.26. The warrants will be exercisable for five years from the date of issuance. In issuing the warrants, we relied on the exemption from registration for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, based on representations from Oxford that the warrants were acquired for investment and not with a view to public resale or distribution within the meaning of the Securities Act, and that Oxford is an accredited investor within the meaning of Regulation D promulgated under the Securities Act.

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

10.1

Loan and Security Agreement dated February 12, 2020 by and between the Registrant and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on February 13, 2020).

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

Syros Pharmaceuticals, Inc.

Date: May 7, 2020	By:	/s/ Joseph J. Ferra Jr.
Joseph J. Ferra Jr.
Chief Financial Officer (Principal Financial Officer)