Form 10-Q
period 2020-06-30
Syros Pharmaceuticals, Inc.
filed 2020-08-06
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 31, 2020: 45,762,169

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

•	the potential benefits of any future collaboration;
•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations;

•	the timing of and our ability to file new drug applications and obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional products or product candidates with significant commercial potential;
•	our expectations related to the use of our current cash and cash equivalents and the period of time in which such capital will be sufficient to fund our planned operations; and
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$108,674	$41,441
Marketable securities	—	49,975
Accounts receivable	2	20,000
Contract assets	1,609	158
Prepaid expenses and other current assets	2,166	2,649
Restricted cash, current portion	—	290
Total current assets	112,451	114,513
Property and equipment, net	15,361	15,210
Other long-term assets	1,044	490
Restricted cash, net of current portion	3,086	3,086
Right-of-use asset – operating lease	15,146	15,821
Right-of-use assets – financing leases	728	858
Total assets	$147,816	$149,978
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,803	$5,853
Accrued expenses	8,721	10,646
Deferred revenue, current portion	10,079	5,739
Financing lease obligations, current portion	253	241
Operating lease obligation, current portion	1,344	1,037
Total current liabilities	23,200	23,516
Deferred revenue, net of current portion	16,743	22,639
Financing lease obligations, net of current portion	492	621
Operating lease obligation, net of current portion	25,335	24,018
Debt, net of debt discount, long term	19,640	—
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 45,758,881 and 43,367,801 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	45	43
Additional paid-in capital	389,766	372,100
Accumulated other comprehensive gain	—	24
Accumulated deficit	(327,405)	(292,983)
Total stockholders' equity	62,406	79,184
Total liabilities and stockholders' equity	$147,816	$149,978

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$3,188	$462	$5,566	$916
Operating expenses:
Research and development	14,796	15,475	29,365	28,037
General and administrative	5,133	5,195	10,282	10,061
Total operating expenses	19,929	20,670	39,647	38,098
Loss from operations	(16,741)	(20,208)	(34,081)	(37,182)
Other (expense) income, net	(455)	753	(341)	1,266
Net loss applicable to common stockholders	$(17,196)	$(19,455)	$(34,422)	$(35,916)
Net loss per share applicable to common stockholders - basic and diluted	$(0.38)	$(0.47)	$(0.77)	$(0.95)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	45,699,277	41,673,275	44,811,638	37,741,646

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(17,196)	$(19,455)	$(34,422)	$(35,916)
Other comprehensive (loss) gain:
Unrealized holding (loss) gain on marketable securities	(3)	(4)	(24)	7
Comprehensive loss	$(17,199)	$(19,459)	$(34,446)	$(35,909)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the six months ended June 30, 2020 and 2019

(in thousands, except share data)

(unaudited)

	Common Stock		Series A Convertible Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2018	33,765,864	$34	—	$—	$296,100	$(3)	$(217,545)	$78,586
Exercise of stock options	2,300	—	—	—	7	—	—	7
Issuance of common stock and accompanying warrants in underwritten public offering, net of issuance costs of $4,600	8,667,333	9	—	—	60,350	—	—	60,359
Issuance of preferred stock and accompanying warrants in underwritten public offering, net of issuance costs of $400	—	—	666	—	4,638	—	—	4,638
Stock-based compensation expense	—	—	—	—	4,234	—	—	4,234
Other comprehensive gain	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(35,916)	(35,916)
Balance at June 30, 2019	42,435,497	$43	666	$—	$365,329	$4	$(253,461)	$111,915

Balance at December 31, 2019	43,367,801	$43	—	$—	$372,100	$24	$(292,983)	$79,184
Exercise of stock options	49,100	—	—	—	212	—	—	212
Vesting of restricted stock units	103,462	—	—	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	36,708	—	—	—	223	—	—	223
Issuance of common stock at-the-market, net of issuance costs of $411	2,201,810	2	—	—	11,917	—	—	11,919
Issuance of warrants	—	—	—	—	128	—	—	128
Stock-based compensation expense	—	—	—	—	5,186	—	—	5,186
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(34,422)	(34,422)
Balance at June 30, 2020	45,758,881	$45	—	$—	$389,766	$—	$(327,405)	$62,406

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended June 30, 2020 and 2019

(in thousands, except share data)

(unaudited)

	Common Stock		Series A Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at March 31, 2019	33,766,941	$34	—	$—	$297,982	$8	$(234,006)	$64,018
Exercise of stock options	1,223	—	—	—	3	—	—	3
Issuance of common stock and accompanying warrants in underwritten public offering, net of issuance costs of $4,600	8,667,333	9			60,350			60,359
Issuance of preferred stock and accompanying warrants in underwritten public offering, net of issuance costs of $400	—	—	666	—	4,638	—	—	4,638
Stock-based compensation expense	—	—	—	—	2,356	—	—	2,356
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(19,455)	(19,455)
Balance at June 30, 2019	42,435,497	$43	666	$—	$365,329	$4	$(253,461)	$111,915

Balance at March 31, 2020	45,690,718	$45	—	$—	$386,704	$3	$(310,209)	$76,543
Exercise of stock options	18,505	—	—	—	112	—	—	112
Vesting of restricted stock units	12,950	—	—	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	36,708	—	—	—	223	—	—	223
Stock-based compensation expense	—	—	—	—	2,727	—	—	2,727
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(17,196)	(17,196)
Balance at June 30, 2020	45,758,881	$45	—	$—	$389,766	$—	$(327,405)	$62,406

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net loss	$(34,422)	$(35,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,370	1,104
Amortization of financing right-of-use asset	130	77
Loss on disposal of fixed assets	—	1
Stock-based compensation expense	5,186	4,234
Net amortization of premiums and discounts on marketable securities	(49)	(542)
Amortization of debt-discount and accretion of deferred debt costs	117	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	376	(595)
Accounts receivable	19,998	—
Contract assets	(1,451)	—
Other long-term assets	(378)	(8)
Accounts payable	(2,152)	(1,551)
Accrued expenses	(1,653)	(4,614)
Deferred revenue	(1,556)	(916)
Proceeds for tenant improvement incentive from landlord	2,035	—
Operating lease asset and liabilities	264	300
Net cash used in operating activities	(12,185)	(38,426)
Investing activities
Purchases of property and equipment	(2,785)	(1,911)
Purchases of marketable securities	—	(33,636)
Maturities of marketable securities	50,000	64,000
Net cash provided by investing activities	47,215	28,453
Financing activities
Payments on financing and capital lease obligations	(118)	(94)
Proceeds from issuance of common stock through employee benefit plans	212	7
Proceeds from the issuance of common stock through employee stock purchase plan	223	—
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	11,896	—
Proceeds from term loan, net of issuance costs	19,700	—
Proceeds from issuance of common stock and accompanying warrants in public offerings and private placements, net of issuance costs	—	60,362
Proceeds from issuance of convertible preferred stock and accompanying warrants in public offering, net of issuance costs	—	4,638
Net cash provided by financing activities	31,913	64,913
Increase in cash, cash equivalents and restricted cash	66,943	54,940
Cash, cash equivalents and restricted cash (See Note 6)
Beginning of period	44,817	50,814
End of period	$111,760	$105,754
Supplemental disclosure of cash flow information:
Cash paid for interest	$642	$31
Cash paid for tax	$7	$29
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$301	$1,044
Assets acquired under financing lease	$—	$997
Offering costs incurred but unpaid as of period end	$176	$3

See accompanying notes to unaudited condensed consolidated financial statements.

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $75.4 million, $62.3 million and $54.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of June 30, 2020, the Company had an accumulated deficit of $327.4 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities, license and collaboration agreements and term debt. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash and cash equivalents of $108.7 million as of June 30, 2020 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, statements of cash flows for the six months ended June 30, 2020 and 2019, and statements of stockholder’s equity for the three and six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, which include, but are not limited to, expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, stock-based compensation expense, accrued expenses and income taxes. Actual results may differ from those estimates or assumptions.

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. If a contract is determined to be within the scope of ASC 606 at inception, the Company assesses the goods or services promised within such contract, determines which of those goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2020	2019
Stock options	5,608,057	4,741,000
Unvested restricted stock units	1,713,083	1,122,024
Warrants*	2,145,642	2,118,344
Convertible preferred stock **	—	666,000
Total	9,466,782	8,647,368

* As of June 30, 2020, this is comprised of 2,118,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10) and 27,548 warrants to purchase common stock issued in connection with the execution of the Loan Agreement in February 2020 (refer to Note 7). As of June 30, 2019, this was comprised solely of 2,118,344 warrants to purchase common stock issued in connection with the Company’s April 2019 financing.

** In November 2019, the 666 shares of preferred stock issued in connection with the Company’s April 2019 financing were converted into 666,000 shares of common stock.

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

3. Collaboration and Research Arrangements

Collaboration with Global Blood Therapeutics

On December 17, 2019, the Company entered into a license and collaboration agreement (the “GBT Collaboration Agreement”) with Global Blood Therapeutics, Inc. (“GBT”), pursuant to which the parties agreed to a research collaboration to discover novel targets that induce fetal hemoglobin in order to develop new small molecule treatments for sickle cell disease and beta thalassemia. The research term (the “Research Term”) is for an initial period of three years and can be extended for up to two additional one-year terms upon mutual agreement.

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

During the six months ended June 30, 2020, there was no change in the total transaction price, which remained at approximately $60.0 million.

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

During the three and six months ended June 30, 2020, the Company recognized revenue of $2.5 million and $4.7 million, respectively, under the GBT Collaboration Agreement. As of June 30, 2020, the Company has deferred revenue outstanding under the GBT Collaboration Agreement of approximately $19.0 million, of which $6.9 million and $12.1 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

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

The Company identified a single performance obligation which includes (i) a research license that Incyte retains as long as there remains an unexercised option (the “Research License”), and (ii) research and development services provided during the research term. The Incyte Collaboration Agreement includes options to (x) obtain additional time to exercise the license options for certain targets designated as definitive validation targets, and (y) obtain license rights to each validated target, both of which were not considered by the Company’s management to be material rights, and therefore not performance obligations, at inception.

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of June 30, 2020, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment. This additional consideration will be recognized on a percent complete basis as work is performed.

The Incyte Collaboration Agreement also provides for development and regulatory milestones that are only payable subsequent to the exercise of an option and were therefore excluded from the transaction price at inception. The Company intends to re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ending June 30, 2020 and 2019, the Company recognized $0.7 million and $0.5 million of revenue, respectively, under the Incyte Collaboration Agreement. During the six months ending June 30, 2020 and 2019, the Company recognized $0.9 million of revenue, in each of the periods, under the Incyte Collaboration Agreement. As of June 30, 2020, the Company has deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $7.8 million, of which $3.2 million and $4.6 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

The following table presents the changes in accounts receivable, contract assets and liabilities for the six months ended June 30, 2020 (in thousands):

	Balance at December 31, 2019	Additions	Deductions	Balance at June 30, 2020
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$20,000	$2,562	$22,560	$2
Unbilled receivables from collaboration partners	158	3,086	1,635	1,609
Total Accounts receivable and contract assets	$20,158	$5,648	$24,195	$1,611
Contract liabilities:
Deferred revenue – Incyte	$8,378	$335	$892	$7,821
Deferred revenue – GBT	$20,000	$590	$1,589	$19,001
Total contract liabilities	$28,378	$925	$2,481	$26,822

4. Cash, Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Marketable securities consist of securities with original maturities greater than 90 days when purchased. The Company classifies these marketable securities as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive (loss) gain. Premiums or discounts from par value are amortized to other (expense) income over the life of the underlying security.

Cash, cash equivalents and marketable securities consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

		Unrealized	Unrealized	Fair
June 30, 2020	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$108,674	$—	$—	$108,674
Total:	$108,674	$—	$—	$108,674

		Unrealized	Unrealized	Fair
December 31, 2019	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$29,441	$—	$—	$29,441
Overnight repurchase agreements	12,000	—	—	12,000
Marketable securities:
U.S. treasury obligations	49,951	24	—	49,975
Total:	$91,392	$24	$—	$91,416

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the six months ended June 30, 2020 and 2019, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of December 31, 2019, all marketable securities had maturities of less than twelve months when purchased and therefore were classified as short-term.

5. Fair Value Measurements

Assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$108,674	$108,674	$—	$—
	$108,674	$108,674	$—	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$29,441	$29,441	$—	$—
Overnight repurchase agreements	12,000	—	12,000	—
Marketable securities:
U.S. treasury obligations	49,975	49,975	—	—
	$91,416	$79,416	$12,000	$—

As of June 30, 2020, the fair value of the long-term debt is based on Level 3 inputs and approximated its carrying value.

6. Restricted Cash

At June 30, 2020, the Company had $3.1 million in restricted cash, all of which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the 2019 Lease (See Note 9).

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

During the six months ending June 30, 2020, the Company collected its $0.3 million letter of credit associated with its 2015 Lease (See Note 9), which was previously classified as short-term on the Company’s consolidated balance sheets as of December 31, 2019.

At December 31, 2019, the Company had $3.4 million in restricted cash, of which $0.3 million was classified as short-term and $3.1 million was classified as long-term.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of June 30, 2020, December 31, 2019, June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$108,674	$41,441	$101,740	$49,886
Restricted cash, current portion	—	290	638	638
Restricted cash, net of current portion	3,086	3,086	3,376	290
Total cash, cash equivalents and restricted cash	$111,760	$44,817	$105,754	$50,814

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

The Company has the following minimum aggregate future loan payments as of June 30, 2020 (in thousands):

Six months ending December 31, 2020	$—
Year ended December 31, 2021	—
Year ended December 31, 2022	—
Year ended December 31, 2023	8,333
Year ended December 31, 2024	10,000
Year ended December 31, 2025	1,667
Total minimum payments	$20,000
Less debt discount	(440)
Plus accretion of final fees	80
Less current portion	—
Long-term debt, net of current portion	$19,640

For the three and six months ended June 30, 2020, interest expense related to the Loan Agreement was approximately $0.5 million and $0.7 million, respectively. The total carrying value of debt is classified as long-term on the Company’s condensed consolidated balance sheets as of June 30, 2020.

8. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
External research and preclinical development	$5,824	$5,395
Employee compensation and benefits	2,355	4,174
Professional fees	496	694
Facilities and other	46	383
	$8,721	$10,646

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

On January 8, 2019, the Company entered into a lease (the “2019 Lease”) with respect to approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term commencing in January 2019 and ending in February 2030. The Company has the option to extend the lease term for one additional ten year period. The 2019 Lease has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the 2019 Lease, including any rent-free periods. The 2019 Lease includes certain lease incentives in the form of tenant allowances. The 2019 Lease also included an abatement period during which the Company was not required to remit monthly rent payments until March 2020.

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 6).

The Company determined that, for purposes of applying the lease accounting guidance codified in ASC 842, the commencement date of the 2019 Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $1.3 million of the lease liability as short-term and $25.3 million of the lease liability as long-term as of June 30, 2020.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of June 30, 2020 (in thousands):

	Operating	Financing
Six months ending December 31, 2020	$1,867	$156
Year ended December 31, 2021	3,824	313
Year ended December 31, 2022	3,935	313
Year ended December 31, 2023	4,049	66
Year ended December 31, 2024 and beyond	27,709	—
Total minimum lease payments	$41,384	$848
Less imputed interest	14,705	103
Total lease liability	$26,679	$745

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Lease cost:
Operating lease cost	$739	$1,454
Financing lease cost:
Amortization of right-of-use asset	$65	$130
Interest on lease liabilities	19	39
Total financing lease cost	$84	$169
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$925	$1,255
Operating cash flows from financing lease	$78	$156

Other information:		Six Months Ended June 30, 2020
Weighted-average remaining lease term (in years) - operating lease		9.68
Weighted-average discount rate - operating lease		9.30%
Weighted-average remaining lease term (in years) - financing lease		2.80
Weighted-average discount rate - financing lease		9.47%

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company incurred fees of $0.5 million and $0.8 million under this supply management agreement during the three and six months ended June 30, 2020, respectively. fees were incurred or paid under this supply management agreement during the six months ended June 30, 2019.

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

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 666,000 shares of common stock. As of June 30, 2020, there were no shares of Series A Preferred Stock outstanding.

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

Additionally, as the effective conversion price of the Series A Preferred Stock of $6.57 was below the fair value of the Company’s common stock on the date of issuance of $7.50, the Company determined that the Series A Preferred Stock included a beneficial conversion feature. The Company calculated the value of the beneficial conversion feature to be approximately $0.6 million, which was recorded as a discount to the Series A Preferred Stock at the time of issuance.

The Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the Warrants to purchase 2,118,344 shares of the Company’s common stock was $9.0 million. The key inputs to the valuation model included an average volatility of 86.06% and an expected term of 3.5 years.

As of June 30, 2020, Warrants to purchase 2,118,094 shares of common stock are outstanding and remain unexercised (excluding the Oxford Warrants described in Note 7).

11. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2016 Plan was increased by 1,600,000 shares. At June 30, 2020, 1,986,315 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2016 ESPP was increased by 433,678 shares. At June 30, 2020, 1,791,998 shares remained available for future issuance under the 2016 ESPP.

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

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three and six months ended June 30, 2020 or 2019. As of June 30, 2020, there was $0.3 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 2.4 years.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of June 30, 2020, none of such performance-based criteria had been achieved. As of June 30, 2020, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 6.2 years.

A summary of the status of stock options as of December 31, 2019 and June 30, 2020 and changes during the six months ended June 30, 2020 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2019	4,618,421	$9.16	7.5	$2,525
Granted	1,136,950	7.79
Exercised	(49,100)	4.32
Cancelled	(98,214)	11.76
Outstanding at June 30, 2020	5,608,057	$8.88	7.6	$12,864
Exercisable at June 30, 2020	2,921,724	$9.24	6.6	$6,342

The intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $0.2 million and $9,800, respectively.

As of June 30, 2020, there was $14.3 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those stock option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 2.7 years.

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

A summary of the status of restricted stock units as of December 31, 2019 and June 30, 2020 and changes during the six months ended June 30, 2020 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	1,116,358	$6.75
Granted	729,000	7.88
Vested	(103,462)	6.86
Forfeited	(28,813)	7.23
Outstanding at June 30, 2020	1,713,083	$7.22

As of June 30, 2020, there was $9.7 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.8 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average risk-free interest rate	0.36%	1.97%	1.33%	2.47%
Expected dividend yield	—%	—%	—%	—%
Expected option term (in years)	5.49	5.63	6.00	6.02
Volatility	79.70%	90.33%	78.18%	91.51%

The weighted-average grant date fair value per share of options granted in the six months ended June 30, 2020 and 2019 was $5.25 and $5.10, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,181	$918	$2,230	$1,615
General and administrative	1,546	1,438	2,956	2,619
Total stock-based compensation expense	$2,727	$2,356	$5,186	$4,234

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

Our lead product candidates are:

•

SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that is currently being evaluated in combination with azacitidine, a hypomethylating agent frequently used to treat acute myeloid leukemia, or AML, in patients in a Phase 2 clinical trial in a genomically defined subset of patients with AML; and

•

SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, that is currently being evaluated in the dose escalation portion of a Phase 1 clinical trial in patients with select advanced solid tumors.

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

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 50 newly diagnosed AML patients who are “unfit,” meaning that they are not suitable candidates for standard intensive chemotherapy, who have been identified as either RARA-positive or RARA-negative using our proprietary RARA biomarker. The RARA-negative patients were enrolled to support the development of a commercial companion diagnostic test for SY-1425. In addition, we are evaluating the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 relapsed or refractory RARA-positive AML patients who are being prospectively selected using the RARA biomarker. Enrollment in all cohorts of the trial is complete and we continue to follow patients in the trial. We expect to report mature data from the newly diagnosed AML cohorts of the trial, as well as potential proof-of-concept data from the relapsed or refractory AML cohort of the trial, in the fourth quarter of 2020.

In January 2020, we dosed the first patient in a Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors, including breast, colorectal, lung and ovarian cancers, and in solid tumors of any histology having retinoblastoma-pathway, or Rb pathway, alterations. The primary objectives of this trial are to assess the safety and tolerability of escalating doses of SY-5609, with the goal of establishing a maximum tolerated dose. Additional objectives include assessments of anti-tumor activity, pharmacokinetics, pharmacodynamics and potential predictive biomarkers, including Rb pathway alterations. In a future expansion portion of the Phase 1 trial, multiple cohorts are planned to further evaluate the safety and anti-tumor activity of SY-5609 as both a single agent and in combination with other therapies. In this regard, in June 2020, we began enrolling patients in a trial cohort assessing the safety of escalating doses of SY-5609 in combination with fulvestrant in HR-positive/HER2-negative metastatic breast cancer patients who have progressed after treatment with a CDK4/6 inhibitor. We expect to report initial safety, tolerability, and pharmacokinetic and pharmacodynamic data from the dose escalation portion of the trial in the fourth quarter of 2020, including available data from the fulvestrant combination cohort. We also expect to report additional dose escalation data, including clinical activity data, in mid-2021.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities, license and collaboration agreements, and our term loan with Oxford Finance LLC, or Oxford. From inception through June 30, 2020, we raised an aggregate of $390.7 million from such transactions, including aggregate proceeds of $20.0 million through our draw down on the first tranche of our term loan with Oxford in February 2020 and $12.3 million in proceeds from the sale of common stock under our at-the-market sales facility during the first quarter of 2020.

Since inception, we have incurred significant operating losses. Our net losses were $34.4 million and $35.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $327.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenue

To date, our only revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended June 30, 2020, we recognized $3.2 million of revenue, of which $2.5 million was related to our collaboration with GBT and $0.7 million to our collaboration with Incyte. For the six months ended June 30, 2020, we recognized $5.6 million of revenue, of which $4.7 million was related to our collaboration with GBT and $0.9 million to our collaboration with Incyte. For the three and six months ended June 30, 2019, the Company recognized $0.5 million and $0.9 million of revenue, respectively, all of which was attributable to our collaboration with Incyte.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
SY-1425 external costs (1)	$2,419	$2,035	$5,155	$1,815
SY-5609 and other CDK7 program external costs (1)	2,773	4,113	5,488	8,494
Other research and platform program external costs	2,422	3,086	4,780	6,058
Employee-related expenses, including stock-based compensation	5,602	4,832	10,856	9,336
Facilities and other expenses	1,580	1,409	3,086	2,334
Total research and development expenses	$14,796	$15,475	$29,365	$28,037

_________________

(1)

The results for the three and six months ended June 30, 2019 include credits of $1.9 million and $1.2 million for our SY-1425 and SY-1365 clinical trials, respectively, due to a change in estimate of costs incurred over the life of these clinical trials through March 31, 2019.

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

•	approval of INDs for our product candidates to commence planned or future clinical trials;

•	successful enrollment in, and completion of, clinical trials;

•	successful data from our clinical programs that support an acceptable benefit-risk profile of our product candidates in the intended populations;

•	successful development, and subsequent clearance or approval, of companion diagnostic tests for use in identifying potential patients;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	enforcement and defense of intellectual property rights and claims;

•	maintenance of a continued acceptable safety profile of the product candidates following approval;

•	retention of key research and development personnel; and

•	the impact of the COVID-19 pandemic.

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

Other (Expense) Income, Net

Other (expense) income, net, consists of interest income on our cash and cash equivalents and interest and amortization of premiums and discounts on our investments in marketable securities, net of interest expense related to the Oxford term loan and equipment financing lease arrangements.

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

Results of Operations

Comparison of three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,
	2020	2019	Dollar Change	% Change
Statements of Operations Data:
Revenue	$3,188	$462	$2,726	590%
Operating expenses:
Research and development	14,796	15,475	(679)	(4)%
General and administrative	5,133	5,195	(62)	(1)%
Total operating expenses	19,929	20,670	(741)	(4)%
Other (expense) income, net	(455)	753	(1,208)	(160)%
Net loss	$(17,196)	$(19,455)	$(2,259)	(12)%

Revenue

For the three months ended June 30, 2020, revenue was $3.2 million, of which $2.5 million was attributable to our collaboration with GBT and $0.7 million was attributable to our collaboration with Incyte. For the three months ended June 30, 2019, revenue was $0.5 million, all of which was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense decreased by approximately $0.7 million, or 4%, from $15.5 million for the three months ended June 30, 2019 to $14.8 million for the three months ended June 30, 2020. The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019, together with the changes to those items in dollars (in thousands):

	Three Months Ended June 30,
	2020	2019	Dollar Change	% Change
External research and development	$6,792	$8,355	$(1,563)	(19)%
Employee-related expenses, excluding stock-based compensation	4,422	3,914	508	13%
Stock-based compensation	1,180	918	262	29%
Consulting, licensing and professional fees	822	880	(58)	(7)%
Facilities and other expenses	1,580	1,408	172	12%
Total research and development expenses	$14,796	$15,475	$(679)	(4)%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

a decrease of approximately $1.6 million, or 19%, for external research and development costs, primarily due decreases in costs associated with the SY-1365 program following our October 2019 decision to prioritize our CDK7 development activities on our SY-5609 program;

•	an increase of approximately $0.5 million, or 13%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;

•	an increase of approximately $0.3 million, or 29%, for stock-based compensation expense, also primarily due to our increased headcount; and
•

an increase of approximately $0.2 million, or 12%, in facilities and other expenses primarily due to the rent expense related to the lease for our new headquarters, over which we took possession for accounting purposes in May 2019, and depreciation related to the build-out of our new corporate headquarters.

General and Administrative Expense

General and administrative expense decreased by approximately $0.1 million, or 1%, from $5.2 million for the three months ended June 30, 2019 to $5.1 million for the three months ended June 30, 2020. The change in general and administrative expense was primarily attributable to decreases in consulting work due to slight delays of work in the current period as compared to the previous period caused by the COVID-19 pandemic.

Other (Expense) Income, Net

Other (expense) income, net, consists of interest income on our cash and cash equivalents, interest, and amortization of premiums and discounts on marketable securities, net of interest expense related to the Oxford term loan and equipment financing arrangements. The change in other (expense) income, net from the three months ended June 30, 2019 as compared to the three months ended June 30, 2020 is primarily due to the Oxford term loan executed in February 2020, and the related interest expense incurred during the three months ended June 30, 2020.

Comparison of six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,
	2020	2019	Dollar Change	% Change
Statements of Operations Data:
Revenue	$5,566	$916	$4,650	508%
Operating expenses:
Research and development	29,365	28,037	1,328	5%
General and administrative	10,282	10,061	221	2%
Total operating expenses	39,647	38,098	1,549	4%
Other (expense) income, net	(341)	1,266	(1,607)	(127)%
Net loss	$(34,422)	$(35,916)	$1,494	4%

Revenue

For the six months ended June 30, 2020, revenue was $5.6 million of which $4.7 million was attributable to our collaboration with GBT and $0.9 million was attributable to our collaboration with Incyte. For the six months ended June 30, 2019, revenue was $0.9 million, all of which was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $1.3 million, or 5%, from $28.0 million for the six months ended June 30, 2019 to $29.4 million for the six months ended June 30, 2020. The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019, together with the changes to those items in dollars (in thousands):

	Six Months Ended June 30,
	2020	2019	Dollar Change	% Change
External research and development	$13,741	$14,592	$(851)	(6)%
Employee-related expenses, excluding stock-based compensation	8,626	7,721	905	12%
Stock-based compensation	2,230	1,615	615	38%
Consulting, licensing and professional fees	1,683	1,776	(93)	(5)%
Facilities and other expenses	3,085	2,333	752	32%
Total research and development expenses	$29,365	$28,037	$1,328	5%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

a decrease of approximately $0.9 million, or 6%, for external research and development costs, primarily due to decreases in costs associated with the SY-1365 program following our October 2019 decision prioritize our CDK7 development activities on our SY-5609 program;

•	an increase of approximately $0.9 million, or 12%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.6 million, or 38%, for stock-based compensation expense, also primarily due to our increased headcount; and
•

an increase of approximately $0.8 million, or 32%, in facilities and other expenses primarily due to the rent expense related to the lease for our new headquarters, over which we took possession for accounting purposes in May 2019, and depreciation related to the build-out of our new corporate headquarters.

General and Administrative Expense

General and administrative expense increased by approximately $0.2 million, or 2%, from $10.1 million for the six months ended June 30, 2019 to $10.3 million for the six months ended June 30, 2020. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation due to our increased headcount.

Other (Expense) Income, Net

Other (expense) income, net, consists of interest income on our cash and cash equivalents, interest, and amortization of premiums and discounts on marketable securities, net of interest expense related to the Oxford term loan and equipment financing arrangements. The change in other (expense) income, net from the six months ended June 30, 2019 as compared to the six months ended June 30, 2020 is due to the Oxford term loan executed in February 2020, and the related interest expense incurred during the six months ended June 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through June 30, 2020, primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the Oxford term loan.

On June 12, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $300.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The registration statement was declared effective on June 22, 2020. Further, in June 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen & Co., or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through Cowen pursuant to the registration statement.

Upon entry into the 2020 sales agreement, we terminated our prior at-the-market sales facility pursuant to the original sales agreement with Cowen, dated July 20, 2017, or the 2017 sales agreement. During the six months ended June 30, 2020, we issued $12.3 million in common stock under the 2017 sales agreement.

As of June 30, 2020, $75.0 million in common stock remained available for future issuance under the 2020 sales agreement.

As of June 30, 2020, $300.0 million of securities remained available for future issuance under the shelf registration statement.

As of June 30, 2020, we had cash and cash equivalents of approximately $108.7 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(12,185)	$(38,426)
Investing activities	47,215	28,453
Financing activities	31,913	64,913
Net increase in cash, cash equivalents and restricted cash	$66,943	$54,940

Net Cash Used in Operating Activities

The use of cash in the six months ended June 30, 2020 and 2019 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $12.2 million during the six months ended June 30, 2020 compared to net cash used in operation activities of $38.4 million for the six months ended June 30, 2019. The decrease in net cash used in operating activities was primarily due to the $20.0 million proceeds received in January 2020 from our collaboration agreement with GBT that was entered into in December 2019, and $2.0 million received as tenant improvement incentive for the buildout of our offices.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $47.2 million during the six months ended June 30, 2020 compared to net cash provided by investing activities of $28.5 million during the six months ended June 30, 2019. The increase in cash provided by investing activities was primarily due to maturities of marketable securities of $50.0 million during the six months ended June 30, 2020 as compared to net maturities of marketable securities of $30.4 million during the six months ended June 30, 2019, partially offset by $2.8 million of property and equipment purchased in the six months ended June 30, 2020 as compared to $1.9 million during the six months ended June 30, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $31.9 million during the six months ended June 30, 2020 compared to net cash provided by financing activities of $64.9 million for the six months ended June 30, 2019. Cash provided by financing activities for the six months ended June 30, 2020 was primarily due to net proceeds of $19.7 million received from our term loan with Oxford, net proceeds of $11.9 million through the issuance of common stock pursuant to the 2017 sales agreement, $0.2 million in proceeds from exercise of stock options and $0.2 million in proceeds from the issuance of shares through the employee stock purchase plan, offset by $0.1 million of payments made under our capital lease obligations. Cash provided by financing activities for the six months ended June 30, 2019 was primarily due to $65.0 million in net proceeds raised through two concurrent public offerings of equity securities that closed in April 2019.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we seek to continue clinical trials of SY-1425 and SY-5609, advance additional product candidates through research and preclinical development and into clinical trials, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our product candidates.

We believe that our cash and cash equivalents as of June 30, 2020, will enable us to fund our planned operating expense and capital expenditure requirements into 2022. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

•	revenue received from commercial sales, if any, of our current and future product candidates;
•	our headcount growth and associated costs as we advance our research and development programs and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the impact of the COVID-19 pandemic.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, such as our term loan with Oxford, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the trading prices for our common stock has been and may continue to be highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital when needed through sales of our common stock or such sales may be on unfavorable terms.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2020, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six month periods ended June 30, 2020 and 2019.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Further, in response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals who perform research, translational medicine, and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time, and implemented a number of additional health and safety protocols to which our laboratory-based employees must adhere. In the event that governmental authorities were to impose new restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time. Sustained restrictions on our ability to conduct research would have an adverse impact on our ability to perform under our collaboration agreements with Global Blood Therapeutics, Inc. and Incyte Corporation, as well as delay the time in which we would be able to nominate new drug candidates for clinical development.

Our office-based employees are required to work remotely, and it is possible that these employees will continue to do so until there is an effective COVID-19 vaccine. We cannot predict whether or when any such vaccine will be available. It is possible that our employees’ productivity and morale may be adversely impacted by remote work, particularly for our employees with challenging working conditions at home, including those who have significant family obligations, who do not have dedicated office space in their homes, or who require access to materials and office equipment to be most efficient.

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

We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs. For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of AML or patient subsets within AML, including ivosidenib, venetoclax, glasdegib and gilteritinib. SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., Roche Holding AG, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., argenx SE in collaboration with Janssen Pharmaceutica NV, Forty Seven, Inc., Aprea Therapeutics, Inc., SELLAS Life Sciences Group, Inc., Onconova Therapeutics, Inc., Novartis AG and Bristol-Myers Squibb Co. In addition, we are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Eli Lilly & Co. and several other selective CDK7 inhibitor programs that we believe are in preclinical development, including programs from Aurigene Discovery Technologies Ltd. in collaboration with Exelixis, Inc., Qurient Co. Ltd., and Yungjin Pharma Co., Ltd. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in the disease areas where we may choose to focus development of SY-5609 in the future. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

3.1

Restated Certificate of Incorporation of the Registrant, including the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-37813) filed on May 1, 2019).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 6, 2016).

4.1	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on April 8, 2019).

10.1

Sales Agreement, dated June 12, 2020, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-239141) filed on June 12, 2020).

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: August 6, 2020	By:	/s/ Joseph J. Ferra Jr.
Joseph J. Ferra Jr.
Chief Financial Officer (Principal Financial Officer)