Form 10-Q
period 2020-09-30
Syros Pharmaceuticals, Inc.
filed 2020-11-05
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 31, 2020: 45,810,735

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$93,133	$41,441
Marketable securities	—	49,975
Accounts receivable	2	20,000
Contract assets	2,310	158
Prepaid expenses and other current assets	3,118	2,649
Restricted cash, current portion	—	290
Total current assets	98,563	114,513
Property and equipment, net	15,020	15,210
Other long-term assets	1,011	490
Restricted cash, net of current portion	3,086	3,086
Right-of-use asset – operating lease	14,992	15,821
Right-of-use assets – financing leases	663	858
Total assets	$133,335	$149,978
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,940	$5,853
Accrued expenses	10,285	10,646
Deferred revenue, current portion	11,177	5,739
Financing lease obligations, current portion	259	241
Operating lease obligation, current portion	1,402	1,037
Total current liabilities	28,063	23,516
Deferred revenue, net of current portion	14,218	22,639
Financing lease obligations, net of current portion	425	621
Operating lease obligation, net of current portion	24,970	24,018
Debt, net of debt discount, long term	19,719	—
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 45,807,878 and 43,367,801 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	45	43
Additional paid-in capital	392,786	372,100
Accumulated other comprehensive gain	—	24
Accumulated deficit	(346,891)	(292,983)
Total stockholders' equity	45,940	79,184
Total liabilities and stockholders' equity	$133,335	$149,978

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$3,828	$558	$9,394	$1,474
Operating expenses:
Research and development	17,674	15,931	47,039	43,968
General and administrative	5,151	5,016	15,433	15,077
Total operating expenses	22,825	20,947	62,472	59,045
Loss from operations	(18,997)	(20,389)	(53,078)	(57,571)
Other (expense) income, net	(489)	596	(830)	1,862
Net loss applicable to common stockholders	$(19,486)	$(19,793)	$(53,908)	$(55,709)
Net loss per share applicable to common stockholders - basic and diluted	$(0.43)	$(0.47)	$(1.19)	$(1.42)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	45,781,638	42,439,338	45,137,331	39,324,751

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(19,486)	$(19,793)	$(53,908)	$(55,709)
Other comprehensive gain (loss):
Unrealized holding gain (loss) on marketable securities	—	17	(24)	24
Comprehensive loss	$(19,486)	$(19,776)	$(53,932)	$(55,685)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the nine months ended September 30, 2020 and 2019

(in thousands, except share data)

(unaudited)

	Common Stock		Series A Convertible Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2018	33,765,864	$34	—	$—	$296,100	$(3)	$(217,545)	$78,586
Exercise of stock options	7,780	—	—	—	51	—	—	51
Issuance of common stock and accompanying warrants in underwritten public offering, net of issuance costs of $4,600	8,667,333	9	—	—	60,350	—	—	60,359
Issuance of preferred stock and accompanying warrants in underwritten public offering, net of issuance costs of $400	—	—	666	—	4,638	—	—	4,638
Exercise of warrants	250	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	6,623	—	—	6,623
Other comprehensive gain	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(55,709)	(55,709)
Balance at September 30, 2019	42,441,227	$43	666	$—	$367,764	$21	$(273,254)	$94,574

Balance at December 31, 2019	43,367,801	$43	—	$—	$372,100	$24	$(292,983)	$79,184
Exercise of stock options	95,647	—	—	—	509	—	—	509
Vesting of restricted stock units	105,912	—	—	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	36,708	—	—	—	223	—	—	223
Issuance of common stock at-the-market, net of issuance costs of $411	2,201,810	2	—	—	11,917	—	—	11,919
Issuance of warrants	—	—	—	—	128	—	—	128
Stock-based compensation expense	—	—	—	—	7,909	—	—	7,909
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(53,908)	(53,908)
Balance at September 30, 2020	45,807,878	$45	—	$—	$392,786	$—	$(346,891)	$45,940

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended September 30, 2020 and 2019

(in thousands, except share data)

(unaudited)

	Common Stock		Series A Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at June 30, 2019	42,435,497	$43	666	$—	$365,329	$4	$(253,461)	$111,915
Exercise of stock options	5,480	—	—	—	45	—	—	45
Exercise of warrants	250	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	2,388	—	—	2,388
Other comprehensive gain	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(19,793)	(19,793)
Balance at September 30, 2019	42,441,227	$43	666	$—	$367,764	$21	$(273,254)	$94,574

Balance at June 30, 2020	45,758,881	$45	—	$—	$389,766	$-	$(327,405)	$62,406
Exercise of stock options	46,547	—	—	—	297	—	—	297
Vesting of restricted stock units	2,450	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,723	—	—	2,723
Net loss	—	—	—	—	—	—	(19,486)	(19,486)
Balance at September 30, 2020	45,807,878	$45	—	$—	$392,786	$—	$(346,891)	$45,940

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(53,908)	$(55,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,071	1,686
Amortization of financing right-of-use asset	196	138
Loss on disposal of fixed assets	—	14
Stock-based compensation expense	7,909	6,623
Net amortization of premiums and discounts on marketable securities	(49)	(751)
Amortization of debt-discount and accretion of deferred debt costs	196	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(576)	(827)
Accounts receivable	19,998	—
Contract assets	(2,152)	—
Other long-term assets	(461)	(2)
Accounts payable	104	92
Accrued expenses	70	(2,602)
Deferred revenue	(2,983)	(1,474)
Proceeds for tenant improvement incentive from landlord	2,035	2,218
Operating lease asset and liabilities	110	944
Net cash used in operating activities	(27,440)	(49,650)
Investing activities
Purchases of property and equipment	(3,307)	(4,481)
Purchases of marketable securities	—	(108,206)
Maturities of marketable securities	50,000	84,000
Net cash provided by (used in) investing activities	46,693	(28,687)
Financing activities
Payments on financing and capital lease obligations	(179)	(149)
Proceeds from issuance of common stock through employee benefit plans	509	51
Proceeds from the issuance of common stock through employee stock purchase plan	223	—
Proceeds from the issuance of common stock through exercise of warrants	—	2
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	11,896	—
Proceeds from term loan, net of issuance costs	19,700	—
Proceeds from issuance of common stock and accompanying warrants in public offerings and private placements, net of issuance costs	—	60,359
Proceeds from issuance of convertible preferred stock and accompanying warrants in public offering, net of issuance costs	—	4,638
Net cash provided by financing activities	32,149	64,901
Increase (decrease) in cash, cash equivalents and restricted cash	51,402	(13,436)
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	44,817	50,814
End of period	$96,219	$37,378
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,055	$52
Cash paid for tax	$7	$29
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$139	$4,773
Assets acquired under financing lease	$—	$997
Offering costs incurred but unpaid as of period end	$103	$50

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $75.4 million, $62.3 million and $54.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, the Company had an accumulated deficit of $346.9 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities, license and collaboration agreements and term debt. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash and cash equivalents of $93.1 million as of September 30, 2020 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019, statements of cash flows for the nine months ended September 30, 2020 and 2019, and statements of stockholder’s equity for the three and nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Syros Pharmaceuticals, Inc. and its wholly owned subsidiaries, Syros Securities Corporation, a Massachusetts corporation and Syros Pharmaceuticals (Ireland) Limited, an Irish limited liability company. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, which include, but are not limited to, expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. Management’s estimation process may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, stock-based compensation expense, accrued expenses and income taxes. Actual results may differ from those estimates or assumptions. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability. These are developed based on the best information available under the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

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

Amortization of Debt Discount and Issuance Costs

Long-term debt is initially recorded at its allocated proceeds, net of discounts and issuance costs. Debt discount and issuance costs, consisting of legal fees, warrant grant date fair values and other issuance fees directly related to the debt, are offset against the initial carrying value of the debt and are amortized to interest expense over the estimated life of the debt using the effective interest method.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2020	2019
Stock options	5,549,290	4,651,250
Unvested restricted stock units	1,694,633	1,108,691
Warrants*	2,145,642	2,118,094
Convertible preferred stock **	—	666,000
Total	9,389,565	8,544,035

* As of September 30, 2020, this is comprised of 2,118,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10) and 27,548 warrants to purchase common stock issued in connection with the execution of the Loan Agreement in February 2020 (refer to Note 7). As of September 30, 2019, this was comprised solely of 2,118,344 warrants to purchase common stock issued in connection with the Company’s April 2019 financing.

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

During the nine months ended September 30, 2020, there was no change in the total transaction price, which remained at approximately $60.0 million.

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

During the three and nine months ended September 30, 2020, the Company recognized revenue of $3.5 million and $8.2 million, respectively, under the GBT Collaboration Agreement. As of September 30, 2020, the Company has deferred revenue outstanding under the GBT Collaboration Agreement of approximately $17.9 million, of which $7.8 million and $10.1 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

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

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of September 30, 2020, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment. This additional consideration will be recognized on a percent complete basis as work is performed.

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

During the three months ended September 30, 2020 and 2019, the Company recognized $0.3 million and $0.6 million of revenue, respectively, under the Incyte Collaboration Agreement. During the nine months ended September 30, 2020 and 2019, the Company recognized $1.2 million and $1.5 million of revenue, respectively, under the Incyte Collaboration Agreement. As of September 30, 2020, the Company has deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $7.5 million, of which $3.4 million and $4.1 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

The following table presents the changes in accounts receivable, contract assets and liabilities for the nine months ended September 30, 2020 (in thousands):

	Balance at December 31, 2019	Additions	Deductions	Balance at September 30, 2020
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$20,000	$4,262	$24,260	$2
Unbilled receivables from collaboration partners	158	5,396	3,244	2,310
Total Accounts receivable and contract assets	$20,158	$9,658	$27,504	$2,312
Contract liabilities:
Deferred revenue - Incyte	$8,378	$335	$1,200	$7,513
Deferred revenue - GBT	$20,000	$681	$2,799	$17,882
Total contract liabilities	$28,378	$1,016	$3,999	$25,395

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

Cash, cash equivalents and marketable securities consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

		Unrealized	Unrealized	Fair
September 30, 2020	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$93,133	$—	$—	$93,133
Total:	$93,133	$—	$—	$93,133

		Unrealized	Unrealized	Fair
December 31, 2019	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$29,441	$—	$—	$29,441
Overnight repurchase agreements	12,000	—	—	12,000
Marketable securities:
U.S. treasury obligations	49,951	24	—	49,975
Total:	$91,392	$24	$—	$91,416

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the nine months ended September 30, 2020 and 2019, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of December 31, 2019, all marketable securities had maturities of less than twelve months when purchased and therefore were classified as short-term.

5. Fair Value Measurements

Assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$93,133	$93,133	$—	$—
	$93,133	$93,133	$—	$—

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$29,441	$29,441	$—	$—
Overnight repurchase agreements	12,000	—	12,000	—
Marketable securities:
U.S. treasury obligations	49,975	49,975	—	—
	$91,416	$79,416	$12,000	$—

As of September 30, 2020, the fair value of the long-term debt is based on Level 3 inputs and approximated its carrying value.

6. Restricted Cash

At September 30, 2020, the Company had $3.1 million in restricted cash, all of which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the 2019 Lease (See Note 9).

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

During the nine months ended September 30, 2020, the Company collected its $0.3 million letter of credit associated with its 2015 Lease (See Note 9), which was previously classified as short-term on the Company’s consolidated balance sheets as of December 31, 2019.

At December 31, 2019, the Company had $3.4 million in restricted cash, of which $0.3 million was classified as short-term and $3.1 million was classified as long-term.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of September 30, 2020, December 31, 2019, September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$93,133	$41,441	$33,364	$49,886
Restricted cash, current portion	—	290	638	638
Restricted cash, net of current portion	3,086	3,086	3,376	290
Total cash, cash equivalents and restricted cash	$96,219	$44,817	$37,378	$50,814

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

The Company has the following minimum aggregate future loan payments as of September 30, 2020 (in thousands):

Three months ending December 31, 2020	$—
Year ended December 31, 2021	—
Year ended December 31, 2022	—
Year ended December 31, 2023	8,333
Year ended December 31, 2024	10,000
Year ended December 31, 2025	1,667
Total minimum payments	$20,000
Less debt discount	(414)
Plus accretion of final fees	133
Less current portion	—
Long-term debt, net of current portion	$19,719

For the three and nine months ended September 30, 2020, interest expense related to the Loan Agreement was approximately $0.5 million and $1.2 million, respectively. The total carrying value of debt is classified as long-term on the Company’s condensed consolidated balance sheets as of September 30, 2020.

8. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
External research and preclinical development	$5,651	$5,395
Employee compensation and benefits	3,924	4,174
Professional fees	667	694
Facilities and other	43	383
	$10,285	$10,646

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

On January 8, 2019, the Company entered into a lease (the “2019 Lease”) with respect to approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term commencing in January 2019 and ending in February 2030. The Company has the option to extend the lease term for one additional ten-year period. The 2019 Lease has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the 2019 Lease, including any rent-free periods. The 2019 Lease includes certain lease incentives in the form of tenant allowances. The 2019 Lease also included an abatement period during which the Company was not required to remit monthly rent payments until March 2020.

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 6).

The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the 2019 Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $1.4 million of the lease liability as short-term and $25.0 million of the lease liability as long-term as of September 30, 2020.

The Company elected the practical expedient provided under ASC 842 and therefore combined all lease and non-lease components when determining the right-of-use asset and lease liability for the 2019 Lease.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of September 30, 2020 (in thousands):

	Operating	Financing
Three months ending December 31, 2020	$942	$78
Year ended December 31, 2021	3,824	313
Year ended December 31, 2022	3,935	313
Year ended December 31, 2023	4,049	66
Year ended December 31, 2024 and beyond	27,709	—
Total minimum lease payments	$40,459	$770
Less imputed interest	14,087	86
Total lease liability	$26,372	$684

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Lease cost:
Operating lease cost	$739	$2,193
Financing lease cost:
Amortization of right-of-use asset	$65	$196
Interest on lease liabilities	17	56
Total financing lease cost	$82	$252
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$925	$2,179
Operating cash flows from financing lease	$78	$234

Other information:		Nine Months Ended September 30, 2020
Weighted-average remaining lease term (in years) - operating lease		9.34
Weighted-average discount rate - operating lease		9.30%
Weighted-average remaining lease term (in years) - financing lease		2.55
Weighted-average discount rate - financing lease		9.47%

Following the adoption of ASC 842, the Company has a right-of-use asset and lease liability that results in recording a temporary tax difference. This temporary tax difference is the result of recognizing a right-of-use asset and related lease liability while such asset and liability have no corresponding tax basis.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company incurred fees of $0.8 million under this supply management agreement during the nine months ended September 30, 2020. No fees were incurred under this supply management agreement during the three months ended September 30, 2020 or during the nine months ended September 30, 2019.

10. Convertible Preferred Stock and Warrants

Concurrent Public Offerings and Accounting Treatment

On April 9, 2019, the Company completed two concurrent underwritten public offerings of its equity securities. In the first public offering, the Company sold 8,667,333 shares of its common stock and accompanying Class A warrants (the “Warrants”) to purchase 1,951,844 shares of the Company’s common stock at a combined price to the public of $7.50 per common share and accompanying Warrant. In the second public offering, the Company sold 666 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) and accompanying Warrants to purchase 166,500 shares of the Company’s common stock at a combined public offering price of $7,500 per share and accompanying Warrant. The offerings resulted in aggregate gross proceeds to the Company of $70.0 million, before underwriting discounts and commissions and offering expenses payable by the Company of approximately $5.0 million.

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 666,000 shares of common stock. As of September 30, 2020, there were no shares of Series A Preferred Stock outstanding.

Each Warrant has an exercise price per share of common stock of $8.625, subject to adjustment under certain circumstances, and will expire on October 10, 2022. Each Warrant is currently exercisable, provided that the holder is prohibited, subject to certain exceptions, from exercising the Warrant for shares of the Company’s common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding. This percentage may be changed at the holders’ election to a higher or lower percentage upon 61 days’ notice to the Company.

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

As of September 30, 2020, Warrants to purchase 2,118,094 shares of common stock are outstanding and remain unexercised (excluding the Oxford Warrants described in Note 7).

11. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2016 Plan was increased by 1,600,000 shares. At September 30, 2020, 1,958,095 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2016 ESPP was increased by 433,678 shares. At September 30, 2020, 1,791,998 shares remained available for future issuance under the 2016 ESPP.

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

The Company has granted certain stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones for the Company’s product candidates and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three and nine months ended September 30, 2020 or 2019. As of September 30, 2020, there was $0.3 million of unrecognized stock-based compensation expense related to the performance-based stock options granted to management, with an expected recognition period of 2.1 years.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of September 30, 2020, none of such performance-based criteria had been achieved. As of September 30, 2020, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 6.0 years.

A summary of the status of stock options as of December 31, 2019 and September 30, 2020 and changes during the nine months ended September 30, 2020 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2019	4,618,421	$9.16	7.5	$2,525
Granted	1,190,050	7.84
Exercised	(95,647)	5.32
Cancelled	(163,534)	10.88
Outstanding at September 30, 2020	5,549,290	$8.89	7.3	$6,624
Exercisable at September 30, 2020	3,061,426	$9.30	6.4	$3,936

The intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $0.5 million and $19,300, respectively.

As of September 30, 2020, there was $12.3 million of total unrecognized compensation cost related to non-vested stock options granted to employees, excluding those stock option grants subject to the achievement of performance milestones, which is expected to be recognized over a weighted-average period of 2.5 years.

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

A summary of the status of restricted stock units as of December 31, 2019 and September 30, 2020 and changes during the nine months ended September 30, 2020 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	1,116,358	$6.75
Granted	816,300	8.05
Vested	(105,912)	6.88
Forfeited	(132,113)	7.25
Outstanding at September 30, 2020	1,694,633	$7.33

As of September 30, 2020, there was $9.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.6 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average risk-free interest rate	0.46%	1.88%	1.29%	2.46%
Expected dividend yield	—%	—%	—%	—%
Expected option term (in years)	5.89	6.08	5.99	6.02
Volatility	79.96%	89.91%	78.26%	91.49%

The weighted-average grant date fair value per share of options granted in the nine months ended September 30, 2020 and 2019 was $5.29 and $5.10, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,229	$874	$3,459	$2,490
General and administrative	1,494	1,515	4,450	4,133
Total stock-based compensation expense	$2,723	$2,389	$7,909	$6,623

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

Our ongoing Phase 2 clinical trial is assessing the safety and efficacy of SY-1425 in combination with azacitidine in approximately 50 newly diagnosed AML patients who are “unfit,” meaning that they are not suitable candidates for standard intensive chemotherapy, who have been identified as either RARA-positive or RARA-negative using our proprietary RARA biomarker. The RARA-negative patients were enrolled to support the development of a commercial companion diagnostic test for SY-1425. In addition, we are evaluating the safety and efficacy of SY-1425 in combination with azacitidine in approximately 25 relapsed or refractory RARA-positive AML patients who are being prospectively selected using the RARA biomarker. Enrollment in all cohorts of the trial is complete and we continue to follow patients in the trial. We expect to report mature data from the newly diagnosed AML cohorts of the trial, as well as data from the ongoing relapsed or refractory AML cohort of the trial and our future development plans for SY-1425, at the 62nd American Society of Hematology Annual Meeting and Exposition to be held in December 2020 (“ASH 2020”). Also at ASH 2020, we plan to present a poster with new data showing that the majority of RARA-positive patients have a disease phenotype that is associated with resistance to upfront treatment with venetoclax.

In January 2020, we dosed the first patient in a Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors, including breast, colorectal, lung, ovarian and pancreatic cancers, and in solid tumors of any histology having retinoblastoma-pathway, or Rb pathway, alterations. The primary objectives of this trial are to assess the safety and tolerability of escalating doses of SY-5609, with the goal of establishing a maximum tolerated dose. Additional objectives include assessments of anti-tumor activity, pharmacokinetics (PK), pharmacodynamics (PD) and potential predictive biomarkers, including Rb pathway alterations. In a future expansion portion of the Phase 1 trial, multiple cohorts are planned to further evaluate the safety and anti-tumor activity of SY-5609 as both a single agent and in combination with other therapies. In this regard, in June 2020, we began enrolling patients in a trial cohort assessing the safety of escalating doses of SY-5609 in combination with fulvestrant in HR-positive/HER2-negative metastatic breast cancer patients who have progressed after treatment with a CDK4/6 inhibitor.

At the 32nd EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium held in October 2020, or ENA, we reported initial safety, PK, and PD data from the ongoing Phase 1 study of SY-5609. These data demonstrated proof of mechanism and support our ongoing development of SY-5609 for difficult-to-treat cancers. As of an August 21, 2020 data cut-off, 17 patients had been enrolled in the trial and were eligible for safety, PK and PD analysis. Patients were either treated with continuous daily dosing of single-agent SY-5609 at 1, 3, 4 or 5 mg, or for three weeks on and one week off at 3 mg in combination with fulvestrant. The maximum tolerated dose for continuous daily dosing was achieved at 3 mg. The data showed that SY-5609 demonstrated dose-dependent increases in POLR2A mRNA expression, a PD marker being used in the trial to measure CDK7 biological activity. Notably, increases in POLR2A in patients treated at 3 mg daily reached levels associated with tumor regressions in preclinical models, as well as with levels of CDK7 target engagement at which a clinical response and apoptosis were observed in a trial of patients treated with SY-1365. SY-5609 demonstrated approximately dose-proportional PK as both a single agent and in combination, minimal accumulation with repeat dosing, and a steady state half-life compatible with once-daily dosing. The majority of adverse events reported with SY-5609 as a single agent were low grade. The most common adverse events were nausea, diarrhea, fatigue, platelet count decrease, and vomiting. The safety profile of SY-5609 in combination with fulvestrant was consistent with that of single-agent SY-5609. Five of the 13 patients treated with single-agent SY-5609 were response evaluable, and of those, three achieved stable disease and two had progressive disease; one of the four patients treated in the combination cohort was response evaluable and had progressive disease. The Phase 1 trial continues to actively enroll patients with select solid tumors, including an expanded single-agent cohort in lung cancer patients that began in September 2020 and the combination cohort in breast cancer patients, to further evaluate the 3 mg daily dose in focused patient populations. Alternate dosing regimens are also being explored in the trial. We also expect to report additional dose escalation data, including clinical activity data, in mid-2021.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities, license and collaboration agreements, and our term loan with Oxford Finance LLC, or Oxford. From inception through September 30, 2020, we raised an aggregate of $390.7 million from such transactions, including aggregate proceeds of $20.0 million through our draw down on the first tranche of our term loan with Oxford in February 2020 and $12.3 million in proceeds from the sale of common stock under our at-the-market sales facility during the first quarter of 2020.

Since inception, we have incurred significant operating losses. Our net losses were $53.9 million and $55.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $346.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenue

To date, our only revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended September 30, 2020, we recognized $3.8 million of revenue, of which $3.5 million was related to our collaboration with GBT and $0.3 million to our collaboration with Incyte. For the nine months ended September 30, 2020, we recognized $9.4 million of revenue, of which $8.2 million was related to our collaboration with GBT and $1.2 million to our collaboration with Incyte. For the three and nine months ended September 30, 2019, the Company recognized $0.6 million and $1.5 million of revenue, respectively, all of which was attributable to our collaboration with Incyte.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
SY-1425 external costs (1)	$4,049	$2,342	$9,204	$4,157
SY-5609 and other CDK7 program external costs (1)	2,994	5,020	8,483	13,515
Other research and platform program external costs	3,182	2,271	7,962	8,329
Employee-related expenses, including stock-based compensation	5,847	4,673	16,703	14,009
Facilities and other expenses	1,602	1,625	4,687	3,958
Total research and development expenses	$17,674	$15,931	$47,039	$43,968

_________________

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

Other (Expense) Income, Net

Other (expense) income, net, consists of interest expense related to the Oxford term loan and equipment financing lease arrangements, net of interest income on our cash and cash equivalents and interest and amortization of premiums and discounts on our investments in marketable securities.

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

Results of Operations

Comparison of three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,
	2020	2019	Dollar Change	% Change
Statements of Operations Data:
Revenue	$3,828	$558	$3,270	586%
Operating expenses:
Research and development	17,674	15,931	1,743	11%
General and administrative	5,151	5,016	135	3%
Total operating expenses	22,825	20,947	1,878	9%
Other (expense) income, net	(489)	596	(1,085)	(182)%
Net loss	$(19,486)	$(19,793)	$(307)	(2)%

Revenue

For the three months ended September 30, 2020, revenue was $3.8 million, of which $3.5 million was attributable to our collaboration with GBT and $0.3 million was attributable to our collaboration with Incyte. For the three months ended September 30, 2019, revenue was $0.6 million, all of which was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $1.7 million, or 11%, from $15.9 million for the three months ended September 30, 2019 to $17.7 million for the three months ended September 30, 2020. The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019, together with the changes to those items in dollars (in thousands):

	Three Months Ended September 30,
	2020	2019	Dollar Change	% Change
External research and development	$9,333	$8,710	$623	7%
Employee-related expenses, excluding stock-based compensation	4,618	3,798	820	22%
Stock-based compensation	1,229	875	354	40%
Consulting, licensing and professional fees	892	923	(31)	(3)%
Facilities and other expenses	1,602	1,625	(23)	(1)%
Total research and development expenses	$17,674	$15,931	$1,743	11%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $0.6 million, or 7%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our existing clinical trials of SY-5609 and SY-1425 and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $0.8 million, or 22%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount; and

•	an increase of approximately $0.4 million, or 40%, for stock-based compensation expense, also primarily due to our increased headcount.

General and Administrative Expense

General and administrative expense increased by approximately $0.1 million, or 3%, from $5.0 million for the three months ended September 30, 2019 to $5.2 million for the three months ended September 30, 2020. The change in general and administrative expense was primarily attributable to slight increases in patent and accounting fees.

Other (Expense) Income, Net

Other (expense) income, net, consists of interest expense related to the Oxford term loan and equipment financing arrangements, net of interest income on our cash and cash equivalents and interest and amortization of premiums and discounts on marketable securities. The change in other (expense) income, net from the three months ended September 30, 2019 as compared to the three months ended September 30, 2020 is primarily due to the Oxford term loan executed in February 2020, and the related interest expense incurred during the three months ended September 30, 2020.

Comparison of nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,
	2020	2019	Dollar Change	% Change
Statements of Operations Data:
Revenue	$9,394	$1,474	$7,920	537%
Operating expenses:
Research and development	47,039	43,968	3,071	7%
General and administrative	15,433	15,077	356	2%
Total operating expenses	62,472	59,045	3,427	6%
Other (expense) income, net	(830)	1,862	(2,692)	(145)%
Net loss	$(53,908)	$(55,709)	$(1,801)	(3)%

Revenue

For the nine months ended September 30, 2020, revenue was $9.4 million of which $8.2 million was attributable to our collaboration with GBT and $1.2 million was attributable to our collaboration with Incyte. For the nine months ended September 30, 2019, revenue was $1.5 million, all of which was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $3.1 million, or 7%, from $44.0 million for the nine months ended September 30, 2019 to $47.0 million for the nine months ended September 30, 2020. The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019, together with the changes to those items in dollars (in thousands):

	Nine Months Ended September 30,
	2020	2019	Dollar Change	% Change
External research and development	$23,074	$23,302	$(228)	(1)%
Employee-related expenses, excluding stock-based compensation	13,244	11,520	1,724	15%
Stock-based compensation	3,459	2,490	969	39%
Consulting, licensing and professional fees	2,575	2,699	(124)	(5)%
Facilities and other expenses	4,687	3,957	730	18%
Total research and development expenses	$47,039	$43,968	$3,071	7%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

a decrease of approximately $0.2 million, or 1%, for external research and development costs, primarily due to decreases in costs associated with the SY-1365 program following our October 2019 decision to prioritize our CDK7 development activities on our SY-5609 program;

•	an increase of approximately $1.7 million, or 15%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $1.0 million, or 39%, for stock-based compensation expense, also primarily due to our increased headcount; and
•

an increase of approximately $0.7 million, or 18%, in facilities and other expenses primarily due to the rent expense related to the lease for our new headquarters, over which we took possession for accounting purposes in May 2019, and depreciation related to the build-out of our new corporate headquarters.

General and Administrative Expense

General and administrative expense increased by approximately $0.4 million, or 2%, from $15.1 million for the nine months ended September 30, 2019 to $15.4 million for the nine months ended September 30, 2020. The change in general and administrative expense was primarily attributable to an increase in employee-related costs, including salary, benefits and stock-based compensation due to our increased headcount.

Other (Expense) Income, Net

Other (expense) income, net, consists of interest expense related to the Oxford term loan and equipment financing arrangements, net of interest income on our cash and cash equivalents and interest and amortization of premiums and discounts on marketable securities. The change in other (expense) income, net from the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2020 is due to the Oxford term loan executed in February 2020, and the related interest expense incurred during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through September 30, 2020, primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the Oxford term loan.

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

Upon entry into the 2020 sales agreement, we terminated our prior at-the-market sales facility pursuant to the original sales agreement with Cowen, dated July 20, 2017, or the 2017 sales agreement. During the nine months ended September 30, 2020, we issued $12.3 million in common stock under the 2017 sales agreement.

As of September 30, 2020, $75.0 million in common stock remained available for future issuance under the 2020 sales agreement.

As of September 30, 2020, $300.0 million of securities remained available for future issuance under the shelf registration statement.

As of September 30, 2020, we had cash and cash equivalents of approximately $93.1 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(27,440)	$(49,650)
Investing activities	46,693	(28,687)
Financing activities	32,149	64,901
Net increase (decrease) in cash, cash equivalents and restricted cash	$51,402	$(13,436)

Net Cash Used in Operating Activities

The use of cash in the nine months ended September 30, 2020 and 2019 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $27.4 million during the nine months ended September 30, 2020 compared to net cash used in operation activities of $49.7 million for the nine months ended September 30, 2019. The decrease in net cash used in operating activities was primarily due to the $20.0 million proceeds received in January 2020 from our collaboration agreement with GBT that was entered into in December 2019, as well as $3.8 million of cost reimbursement collected from GBT pursuant to the collaboration agreement, $0.5 million of additional consideration collected from the Incyte collaboration, and $2.0 million received as tenant improvement incentive for the buildout of our offices, each of which were received during the nine months ended September 30, 2020.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $46.7 million during the nine months ended September 30, 2020 compared to net cash used in investing activities of $28.7 million during the nine months ended September 30, 2019. The increase in cash provided by investing activities was primarily due to maturities of marketable securities of $50.0 million during the nine months ended September 30, 2020 as compared to net purchases of marketable securities of $24.2 million during the nine months ended September 30, 2019, and due to the $3.3 million of property and equipment purchased in the nine months ended September 30, 2020 as compared to $4.5 million during the nine months ended September 30, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $32.1 million during the nine months ended September 30, 2020 compared to net cash provided by financing activities of $64.9 million for the nine months ended September 30, 2019. Cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to net proceeds of $19.7 million received from our term loan with Oxford, net proceeds of $11.9 million through the issuance of common stock pursuant to the 2017 sales agreement, $0.5 million in proceeds from exercise of stock options and $0.2 million in proceeds from the issuance of shares through the employee stock purchase plan, offset by $0.2 million of payments made under our capital lease obligations. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily due to $65.0 million in net proceeds raised through two concurrent public offerings of equity securities that closed in April 2019.

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

We believe that our cash and cash equivalents as of September 30, 2020, will enable us to fund our planned operating expense and capital expenditure requirements into 2022. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, such as our term loan with Oxford, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the trading prices for our common stock has been and may continue to be highly volatile, and this volatility may be exacerbated by the COVID-19 pandemic. As a result, we may face difficulties raising capital when needed through sales of our common stock or such sales may be on unfavorable terms.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2020, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine-month periods ended September 30, 2020 and 2019.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 10-K. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 2019 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 10-K, and the risk factor disclosure in the 2019 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the risk factor set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to the COVID-19 Pandemic

Public health epidemics or outbreaks, including COVID-19, have had, and will continue to have, an adverse impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has caused a pandemic that has reached multiple regions and countries, including Cambridge, Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the United States and in other countries. The extent to which COVID-19 impacts our operations or those of the third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, and the actions to contain COVID-19 or address its impact in the short and long term.

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

Risks Related to the Discovery, Development and Commercialization of Product Candidates

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs. For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of AML or patient subsets within AML, including ivosidenib, venetoclax, glasdegib and gilteritinib. SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Agios Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., Roche Holding AG, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., argenx SE in collaboration with Janssen Pharmaceutica NV, Gilead Sciences, Inc., Geron Corporation, Delta-Fly Pharma, Inc., Aprea Therapeutics, Inc., SELLAS Life Sciences Group, Inc., Onconova Therapeutics, Inc., Novartis AG and Bristol-Myers Squibb Co. In addition, we are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Eli Lilly & Co. and several other selective CDK7 inhibitor programs that we believe are in preclinical development, including programs from Aurigene Discovery Technologies Ltd. in collaboration with Exelixis, Inc., Qurient Co. Ltd., and Yungjin Pharma Co., Ltd. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in the disease areas where we may choose to focus development of SY-5609 in the future. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

Syros Pharmaceuticals, Inc.

Date: November 5, 2020	By:	/s/ Joseph J. Ferra Jr.
Joseph J. Ferra Jr.
Chief Financial Officer (Principal Financial Officer)