Form 10-K
period 2020-12-31
Syros Pharmaceuticals, Inc.
filed 2021-03-04
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $442,688,853 based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. As of February 28, 2021, the registrant had 61,639,252 shares of Common Stock, $0.001 par value per share, outstanding.

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

These forward‑looking statements include, among other things, statements about:

•

our plans to initiate and expand clinical trials of our product candidates and our expectations for the timing, quantity and quality of information to be reported from our clinical trials of SY‑1425, SY-2101 and SY‑5609;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward‑looking statements, and you should not place undue reliance on our forward‑looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward‑looking statements we make. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Annual Report. We have included important factors in the cautionary statements included in this Annual Report that could cause actual results or events to differ materially from the forward‑looking statements that we make, particularly the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A, “Risk Factors” of Part I of this Annual Report and in our Securities and Exchange Commission reports filed after this Annual Report. In particular, the extent to which the COVID-19 outbreak continues to impact our operations and those of the third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, additional or modified government actions, and the actions that may be required to contain the coronavirus or treat its impact. COVID-19 has and may continue to adversely impact our operations and workforce, including our discovery research, supply chain and clinical trial operations activities, which in turn could have an adverse impact on our business and financial results.

Our forward‑looking statements also do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

This report also includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our drug candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Risk Factor Summary

Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of this Annual Report and other information included in this Annual Report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.

•	Public health epidemics or outbreaks, including COVID-19, have had, and will continue to have, an adverse impact on our business.
•	We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability.
•

We have a limited operating history, no products approved for sale and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

•

We will need substantial additional funding, and if we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•

In the near term, we are dependent on the success of SY-1425, SY-2101 and SY-5609. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize SY-1425, SY-2101 or SY-5609, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

•

If clinical trials of any product candidates that we, or any future collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the U.S. Food and Drug Administration, or the FDA, and other regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

•

Adverse events or undesirable side effects caused by, or other unexpected properties of, product candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.

•

We expect to rely on third parties to conduct our clinical trials and certain aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials, research or testing.

•

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of some or all of our product candidates.

•

Our approach to the discovery and development of product candidates based on our gene control platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

•	Our gene control platform may fail to help us discover and develop additional potential product candidates.
•	If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.
•

If we are unable to obtain and maintain sufficient patent protection for any product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

PART I

Item 1.  BUSINESS

Overview

We are a biopharmaceutical company seeking to redefine the power of small molecules to control the expression of genes. Based on our unique ability to elucidate regulatory regions of the genome, we aim to develop medicines that provide a profound benefit for patients with diseases that have eluded other genomics-based approaches. We are currently focused on developing treatments for cancer and diseases resulting from mutations of a single gene, also known as monogenic diseases, and building a clinical stage pipeline of gene control medicines.

Our lead product candidates are:

•

SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that we are evaluating in a Phase 3 clinical trial in combination with azacitidine in a genomically defined subset of patients with higher-risk myelodysplastic syndrome, or HR-MDS, and that we plan to evaluate in a randomized Phase 2 clinical trial in combination with venetoclax and azacitidine in a genomically defined subset of newly diagnosed patients with acute myeloid leukemia, or AML, who are not suitable candidates for standard intensive chemotherapy;

•

SY-2101, a novel oral form of arsenic trioxide, or ATO, which we plan to evaluate in a dose confirmation study, followed by a Phase 3 clinical trial, in patients with newly diagnosed acute promyelocytic leukemia, or APL; and

•

SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, that we are currently evaluating in the dose escalation portion of a Phase 1 clinical trial in patients with select advanced solid tumors.

We also have multiple preclinical and discovery programs in oncology and monogenic diseases such as sickle cell disease and myotonic dystrophy type 1. We expect to nominate our next development candidate to enter investigational new drug application, or IND, enabling preclinical studies in 2022. In December 2019, we entered into a collaboration with Global Blood Therapeutics, Inc., or GBT, to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia. We also use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered into a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018, under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

SY-1425

At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, or ASH 2020, we presented new data from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of SY-1425 in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, as well as in relapsed or refractory, or R/R, AML patients who have been prospectively selected using our proprietary RARA, the gene that codes for RARα, biomarker. As of an October 1, 2020 data cut-off, 51 newly diagnosed unfit AML patients, including both RARA-positive and RARA-negative patients, were eligible for a safety analysis. Among these patients, SY-1425 in combination with azacitidine was generally well-tolerated, with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single-agent azacitidine. As of the data cut-off, of the 18 RARA-positive patients that were evaluable for clinical response, the overall response rate, or ORR, was 67%, with a composite complete response rate of 61%, with 50% of patients achieving complete response, or CR, and 11% achieving a complete response with incomplete blood count recovery, or CRi. The median time to initial response was 1.2 months, the median duration of response was 10.8 months, and the median overall survival, or OS, among patients who achieved a CR or CRi was 18 months. As of the data cut-off, of the 28 RARA-negative patients that were evaluable for clinical response, the ORR was 43%, with a composite complete response rate of 32%, with 25% of patients achieving CR and 7% achieving CRi. The median time to initial response was 3.0 months, and the median duration of response was 10.3 months. We also presented new translational data demonstrating that most RARA-positive newly diagnosed unfit AML patients have a monocytic disease phenotype that is highly correlated with resistance to upfront treatment with venetoclax and azacitidine. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with SY-1425 but also for patients who are less likely to respond to treatment with venetoclax and azacitidine. Approximately 18,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for AML to grow to be in excess of $2 billion by 2029. At ASH 2020, we also announced that SY-1425 in combination with azacitidine was generally well-tolerated in the R/R AML patient population. Among the 21 R/R AML patients who were evaluable for clinical response as of the data cut-off, the ORR was 19%, and the median OS was 5.9 months. In hypomethylating agent, or HMA, and venetoclax naïve patients, the ORR was 43%.

Based on these data and our assessment of ongoing areas of high unmet need, we are advancing SY-1425 in combination with azacitidine into a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients. HR-MDS is a hematologic malignancy that is closely related to AML, and as in AML, about 30% of HR-MDS patients are RARA-positive. Approximately 15,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for HR-MDS to grow to be in excess of $1 billion by 2029. We plan to enroll approximately 190 RARA-positive newly diagnosed HR-MDS patients in the double-blind placebo-controlled trial, randomized 2:1 to receive SY-1425 in combination with azacitidine or placebo with azacitidine, respectively. The primary endpoint of the trial will be the CR rate. We opened the Phase 3 clinical trial for enrollment in February 2021 and are actively screening patients. The trial, if successful, could enable us to submit to the U.S. Food and Drug Administration, or FDA, a new drug application, or NDA, as early as 2024. In addition, we plan to advance SY-1425 in combination with venetoclax and azacitidine in RARA-positive newly diagnosed unfit AML patients. The trial is designed with a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the Phase 2 clinical trial, which will evaluate the safety and efficacy of SY-1425 in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage therapy in patients who do not respond to venetoclax and azacitidine. We expect to initiate the Phase 2 clinical trial in the second half of 2021, and we expect to report initial data from the trial in 2022.

SY-2101

In December 2020, we acquired from Orsenix, LLC, or Orsenix, a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. Approximately 2,000 patients are diagnosed with APL in the United States and Europe annually, representing a potential total addressable market opportunity for APL of approximately $250 million based on current pricing estimates. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. Because SY-2101 is dosed orally once daily, we believe it has the potential to become the standard-of-care frontline therapy for APL by providing comparable efficacy with a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. We plan to initiate a dose confirmation study of SY-2101 in the second half of 2021 and anticipate reporting confirmatory dose and PK data in the first half of 2022. Following confirmation of a dose that demonstrates comparable PK to IV ATO, we intend to initiate a registration-enabling Phase 3 clinical trial in patients with newly diagnosed APL in 2022 which, if successful, could enable us to submit an NDA as early as 2024.

SY-5609

In January 2020, we dosed the first patient in a Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors, including breast, colorectal, lung, ovarian and pancreatic cancers, and in solid tumors of any histology having retinoblastoma-pathway, or Rb pathway, alterations. The primary objectives of this trial are to assess the safety and tolerability of escalating doses of SY-5609, with the goal of establishing a maximum tolerated dose. Additional objectives include assessments of anti-tumor activity, PK, pharmacodynamics, or PD, and potential predictive biomarkers, including Rb pathway alterations. In June 2020, we began enrolling patients in a trial cohort assessing the safety of escalating doses of SY-5609 in combination with fulvestrant in HR-positive/HER2-negative metastatic breast cancer patients who have progressed after treatment with a CDK4/6 inhibitor. In a future expansion portion of the Phase 1 clinical trial, multiple cohorts are planned to further evaluate the safety and anti-tumor activity of SY-5609 as both a single agent and in combination with other therapies.

At the 32nd EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium held in October 2020, or ENA 2020, we reported initial safety, PK, and PD data from the ongoing Phase 1 study of SY-5609. These data demonstrated proof of mechanism and support our ongoing development of SY-5609 for difficult-to-treat cancers. As of an August 21, 2020 data cut-off, 17 patients had been enrolled in the trial and were eligible for safety, PK and PD analysis. Patients were either treated with continuous daily dosing of single-agent SY-5609 at 1, 3, 4 or 5 mg, or for three weeks on and one week off at 3 mg in combination with fulvestrant. The data showed that SY-5609 demonstrated dose-dependent increases in POLR2A mRNA expression, a PD marker being used in the trial to measure CDK7 biological activity. Notably, increases in POLR2A in patients treated at 3 mg daily reached levels associated with tumor regressions in preclinical models, as well as with levels of CDK7 target engagement at which a clinical response and apoptosis were observed in a trial of patients treated with SY-1365, an IV CDK7 inhibitor that we had been developing in a Phase 1 clinical trial before we made the portfolio decision in October 2019 to discontinue its further development and prioritize the development of SY-5609. SY-5609 demonstrated approximately dose-proportional PK as both a single agent and in combination, minimal accumulation with repeat dosing, and a steady state half-life compatible with once-daily dosing. The majority of adverse events reported with SY-5609 as a single agent were low grade. The most common adverse events were nausea, diarrhea, fatigue, platelet count decrease, and vomiting. The safety profile of SY-5609 in combination with fulvestrant was consistent with that of single-agent SY-5609. Five of the 13 patients treated with single-agent SY-5609 were response evaluable, and of those, three achieved stable disease and two had progressive disease; one of the four patients treated in the combination cohort was response evaluable and had progressive disease. The maximum tolerated dose for continuous daily dosing was achieved at 3 mg. The Phase 1 clinical trial continues to actively enroll patients with select solid tumors, with additional cohort extensions in select populations. Alternate dosing regimens are also being explored in the trial. We expect to report additional dose escalation data, including clinical activity data, in the third quarter of 2021, and to initiate the expansion portion of the Phase 1 clinical trial in the second half of 2021.

Our Strategic Priorities

We intend to achieve our goal of becoming a fully integrated biopharmaceutical company by focusing on three strategic priorities: building a leading franchise of targeted therapies for hematologic disorders, which includes two clinical stage product candidates, SY-1425 and SY-2101; building on our leadership in selective CDK inhibition for difficult-to-treat cancers, which includes our clinical stage product candidate SY-5609 and our discovery program related to selective CDK12 inhibition; and leveraging our gene control platform to fuel our pipeline of therapies for cancer and monogenic diseases.

Our Targeted Hematology Franchise

We are advancing two clinical-stage drug candidates, SY-1425 and SY-2101, across three genomically defined patient populations in HR-MDS, AML and APL. Together, we believe these programs provide us the opportunity to address high unmet medical needs of patients with targeted therapies for hematologic disorders.

SY‑1425

Overview

SY‑1425 (tamibarotene) is an oral, potent and selective agonist of the transcription factor RARα. At ASH 2020, we presented new data from our fully enrolled Phase 2 clinical trial assessing the safety and efficacy of SY-1425 in combination with azacitidine in 22 RARA-positive newly diagnosed AML patients who are “unfit,” meaning that they are not suitable candidates for standard intensive chemotherapy, who were prospectively selected using our proprietary RARA biomarker, as well as in 29 RARA-negative newly diagnosed unfit AML patients. The RARA-negative patients were enrolled to support the development of a commercial companion diagnostic test for SY-1425. In addition, at ASH 2020, we presented new data from our fully enrolled Phase 2 clinical trial assessing the safety and efficacy of SY-1425 in combination with azacitidine in 28 RARA-positive relapsed or refractory, or R/R, AML patients. Based on these data and our assessment of ongoing areas of high unmet need, we are advancing SY-1425 in combination with azacitidine into a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients. We opened the Phase 3 clinical trial for enrollment in February 2021 and are actively screening patients.  If successful, this trial could enable us to submit an NDA as early as 2024. We also plan to advance SY-1425 in combination with venetoclax and azacitidine in a randomized Phase 2 clinical trial of RARA-positive newly diagnosed unfit AML patients in the second half of 2021 and to report initial data from this trial, in 2022.

Linking SY‑1425 to Novel Patient Populations

We leveraged our gene control platform to analyze regulatory regions of the genome in primary AML and breast cancer patient tissue samples. We discovered that RARA was associated with a super-enhancer in some patients’ tumors but not in others. A super-enhancer is a highly specialized regulatory region of non-coding DNA central to controlling the expression of genes most crucial to the function of a given cell. The function of RARα differs depending on whether it is bound to its ligand. In the absence of a ligand, RARα represses differentiation. We believe that the RARA‑associated super-enhancer drives increased expression of RARα in tumors with the super-enhancer, which leads to an abundance of unliganded RARα that results in the repression of differentiation, thereby locking the cell in an immature, proliferative and undifferentiated state. Introducing a RARα agonist, such as SY‑1425, simulates the activity of a ligand, activating differentiation.

SY‑1425 Development Plan

Based on the clinical activity and favorable safety and tolerability profile of SY-1425 in combination with azacitidine as well as an assessment of ongoing areas of high unmet need within the evolving treatment landscape, we are advancing SY-1425 in combination with azacitidine into a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients. HR-MDS is a hematologic malignancy that is closely related to AML, and as in AML, about 30% of HR-MDS patients are RARA-positive. In an earlier clinical trial evaluating SY-1425 as a single agent, clinical activity was observed in ten of 23 (43%) evaluable patients with relapsed or refractory AML and HR-MDS, including a marrow CR in a HR-MDS patient.

Informed by feedback from the FDA, we plan to enroll RARA-positive newly diagnosed HR-MDS patients in a double-blind placebo-controlled, randomized study to receive SY-1425 in combination with azacitidine or placebo with azacitidine, respectively, with the CR rate as the primary endpoint.  The study will enroll approximately 190 patients randomized 2:1 into the experimental vs. control arms, respectively, and depending on the data outcome, the CR endpoint could support accelerated or full approval in this patient population in the United States. We opened the Phase 3 clinical trial for enrollment in February 2021 and are actively screening patients. This Phase 3 clinical trial, if successful, could enable us to submit an NDA as early as 2024.

In addition, we plan to advance SY-1425 in combination with venetoclax and azacitidine in RARA-positive newly diagnosed unfit AML patients. The trial is designed with a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the Phase 2 clinical trial, which will evaluate the safety and efficacy of SY-1425 in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The trial will also evaluate the triplet as a salvage therapy in patients who do not respond to venetoclax and azacitidine in the control arm. We expect to initiate the Phase 2 clinical trial in the second half of 2021 and to report initial data from this trial in 2022.

We have entered into an agreement with a third-party commercial provider to provide a validated laboratory test under Clinical Laboratory Improvement Amendment, or CLIA, guidelines using a diagnostic platform and approach that is being used to prospectively enroll RARA biomarker‑positive patients in our clinical trial. This CLIA laboratory test could become the basis for a commercial companion diagnostic. We are evaluating commercial providers to lead the development of a potential commercial companion diagnostic for this biomarker, but we have not yet entered into a definitive agreement with a third party for this work.

SY-1425 in Combination with Azacitidine

In October 2018, we published preclinical data in Haematologica, a peer-reviewed journal of the European Hematology Association, supporting the rationale for combining SY-1425 with hypomethylating agents such as azacitidine in AML with high RARA expression. These data showed that SY-1425 in combination with azacitidine resulted in synergistic anti-proliferative effects supported by evidence of DNA damage and apoptosis and, in patient-derived xenograft models of AML with high RARA expression, SY-1425 in combination with azacitidine showed both greater clearance of tumor cells in bone marrow and other tissues and greater duration of response, compared to either azacitidine or SY-1425 alone.

We presented new data at ASH 2020 from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of SY-1425 in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, as well as in RARA-positive R/R AML patients.

As of October 1, 2020, 51 newly diagnosed unfit AML patients, including both RARA-positive and RARA-negative patients, were eligible for a safety analysis. Eighteen RARA-positive were evaluable for clinical response. In those patients, the data showed that:

•	The ORR was 67% (12/18), with a composite CR rate of 61% (11/18), including nine patients (50%) achieving CR and two patients (11%) achieving CRi.
o	89% (8/9) of CRs were deep molecular or cytogenetic CRs.
o	Responses were seen across AML risk groups, including patients with mutations that are typically associated with poor outcomes.
•	The median time to initial response was 1.2 months.
•	The median duration of response was 10.8 months, and median OS among patients who achieved a CR or CRi was 18 months.
•	86% (6/7) of patients who were transfusion dependent at baseline became transfusion independent, and 67% (12/18) of patients achieved or maintained transfusion independence.

As of October 1, 2020, in the 28 RARA-negative patients that were evaluable for clinical response, the data showed that the ORR was 43% (12/28), with a composite complete response rate of 32% (9/28), including seven patients (25%) achieving CR and two patients (7%) achieving CRi. The median time to initial response was 3.0 months, and the median duration of response was 10.3 months.

SY-1425 in combination with azacitidine was generally well-tolerated with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single-agent azacitidine.

As of October 1, 2020, 28 RARA-positive R/R AML patients were eligible for safety analysis and 21 were evaluable for clinical response. In those patients, the data showed:

•	The ORR was 19% (4/21), consisting of one cytogenetic complete remission, or CRc, two patients achieving CRi and one achieving morphologic leukemia-free state, or MLFS.
o	In hypomethylating agent, or HMA, and venetoclax naïve patients, the ORR was 43% (3/7 patients).
•	The median OS was 5.9 months.
•	30% (6/20) achieved or maintained transfusion independence, including 27% (3/11) of patients who were transfusion dependent at baseline.
•	SY-1425 in combination with azacitidine was also generally well-tolerated in this patient population.

We also presented new translational data demonstrating that most RARA-positive newly diagnosed unfit AML patients have a monocytic disease phenotype that is highly correlated with resistance to upfront treatment with venetoclax and azacitidine. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with SY-1425 but also for patients who are less likely to respond to treatment with venetoclax and azacitidine.

SY-1425 as a Single Agent

At the American Society of Hematology Annual Meeting held in December 2017, or ASH 2017, we presented clinical data from cohorts of our Phase 2 clinical trial evaluating SY-1425 as a single agent in 29 patients with relapsed or refractory AML or relapsed HR-MDS, and in 29 patients with lower-risk transfusion-dependent MDS. In these cohorts of the trial, we observed that chronic daily dosing of SY-1425 administered at 6 mg/m2 orally divided in two doses was generally well-tolerated, with a median treatment duration of 80 days and patients treated up to eight months and remaining on study. The majority of adverse events observed in the trial were low grade. At the time of the data cut-off for presenting data at ASH 2017, 48 patients were evaluable for response assessment, including 23 patients in the relapsed or refractory AML or relapsed higher-risk MDS cohort and 25 patients in the lower-risk transfusion-dependent MDS cohort. Myeloid differentiation was observed in the bone marrow, consistent with the underlying mechanism of action. Clinical activity and hematologic improvement were observed in ten of 23 (43%) evaluable patients with relapsed or refractory AML or HR-MDS, including three out of seven (43%) evaluable patients with HR-MDS, which included a marrow CR in a HR-MDS patient. We are no longer evaluating SY-1425 as a single agent in patients with AML or MDS, but we believe that these data support our decision to advance SY-1425 in combination with azacitidine into a registration enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients.

SY-1425 Market Opportunity

We believe that SY‑1425 has the potential to address significant unmet medical need across a range of RARA-positive cancer populations and, despite a significant number of new product approvals in AML since 2018, that there continues to be a significant unmet medical need in that indication.

We believe that approximately 15,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for HR-MDS to grow to be in excess of $1 billion by 2029. In addition, we believe that approximately 18,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for AML to grow to be in excess of $2 billion by 2029. Based on data from 350 patients screened as of September 2019 in our Phase 2 clinical trial, we believe approximately 30% of AML and MDS patients are positive for the RARA biomarker.

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

There have been no new drug approvals for HR-MDS since 2006 other than HMAs, which represent the current standard of care but offer low CR rates with median overall survival in the range of 15 to 25 months. Based on current treatment guidelines, a majority of HR-MDS patients receive hypomethylating agents upon diagnosis, but those treatments are believed to have modest efficacy, with an estimated survival of less than 1.6 years for higher-risk, newly diagnosed patients and less than six months for patients who have relapsed or become refractory to front-line treatment.

SY-2101

Overview

In December 2020, we acquired from Orsenix a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and PML genes. An IV formulation of ATO is approved for use in combination with ATRA in patients with newly diagnosed APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. If SY-2101 demonstrates comparable efficacy to IV ATO in our planned clinical studies, we believe it has the potential to become the standard-of-care frontline therapy for APL by providing a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a Phase 1 clinical trial, SY-2101 demonstrated bioavailability PK exposures similar to IV ATO, and a generally well-tolerated safety profile. We plan to initiate a dose confirmation study of SY-2101 in the second half of 2021 and anticipate reporting confirmatory dose and PK data in the first half of 2022. Following confirmation of a dose that demonstrates suitable PK, we intend to initiate a registration-enabling Phase 3 clinical trial in patients with newly diagnosed APL in 2022 which, if successful, could enable us to submit an NDA as early as 2024.

SY-2101 Clinical Development Plan

We plan to initiate a dose confirmation study of SY-2101 in the second half of 2021. Upon confirming a dose with suitable PK, we plan to initiate a Phase 3 registration-enabling study, which will evaluate the molecular CR rate and event-free survival versus historical data with IV ATO. Based on feedback provided to Orsenix by the FDA, we believe molecular CR can be used as the primary endpoint for a potential accelerated approval, with event-free survival supporting a full approval. We expect to initiate the Phase 3 study in 2022. This Phase 3 clinical trial, if successful, could enable us to submit an NDA as early as 2024.

SY-2101 Clinical Data

To-date, SY-2101 has been evaluated in a Phase 1 PK study, which included three dose cohorts of 5 mg, 10 mg and 15 mg, given once daily. The study enrolled 12 patients with advanced hematologic malignancies, including six patients with R/R MDS, four patients with R/R AML, and two patients with chronic myelomonocytic leukemia. The median age of these patients was 76.5 years (with patients ranging from 45 to 81 years), and patients had a median of two prior therapies (with patients ranging from one to five prior therapies). The study showed that SY-2101 is bioavailable and achieves exposure levels in the range of the approved IV dose. It was generally well-tolerated at all doses, with the majority of adverse events being low-grade. Specifically, investigators reported preliminary responses in two MDS patients, observing one patient with marrow remission at two and five months after start of dosing, and another patient had bone marrow response and became eligible for transplant. Steady-state plasma concentration was reached on day 15. Exposure levels of SY-2101 at the 15 mg dose were comparable to the IV ATO approved dose (0.15 mg/kg) for adult patients, based on IV ATO historical data.

SY-2101 Market Opportunity

APL is a subtype of AML, defined by a genetic fusion of the RARA and PML genes, and represents about 10% of AML cases. In APL, promyelocytes are overproduced and accumulate in the bone marrow and blood, resulting in signs and symptoms of the disease.

Approximately 2,000 patients are diagnosed with APL in the United States and Europe annually, representing a potential total addressable market opportunity for APL of approximately $250 million based on current pricing estimates for IV ATO. There are no oral formulations of ATO in development or on the market in United States and Europe.

Contingent Obligations to Orsenix

In December 2020, we entered into an Asset Purchase Agreement with Orsenix, pursuant to which we acquired all of Orsenix’s assets related to SY-2101. Under the terms of the Asset Purchase Agreement, we paid Orsenix an upfront fee of $12.0 million. In addition, we are required to pay Orsenix single-digit million milestone payments related to the development of SY-2101 in indications other than APL, $6.0 million following the achievement of a regulatory milestone related to the development of SY-2101 in APL, and up to $10.0 million upon the achievement of certain commercial milestones with respect to SY-2101. Our obligation to pay the commercial milestone payments expires following the tenth anniversary of the first commercial sale of SY-2101. The Asset Purchase Agreement requires us to use commercially reasonable efforts to develop and commercialize SY-2101 for APL in the United States during such period, and to use commercially reasonable efforts to dose the first patient in a Phase 3 clinical trial of SY-2101 on or before the third anniversary of the closing of the transaction; however, we retain sole discretion to operate the acquired assets as we determine.

Selective CDK Inhibition

CDK is a family of kinases that have emerged as potentially important drug targets in cancer because of their roles in transcription, the process by which genes express proteins, and by interfering with cancer’s ability to progress unchecked through the cell cycle. We intend to build on our leadership in selective CDK inhibition for difficult-to-treat cancers by continuing to develop SY-5609, which is currently in the dose escalation portion of a Phase 1 clinical trial in patients with select advanced solid tumors. We also have a selective CDK12 inhibitor program in cancer, which is our most advanced program in preclinical development.

SY‑5609

Overview

SY-5609 is a highly potent and selective small molecule CDK7 inhibitor that can be administered orally. CDK7, a member of the CDK family, is a transcriptional kinase that plays a central role in two processes that cancer cells use to survive and thrive: increased expression of cancer-promoting genes, and uncontrolled cell cycle progression. CDK7 activity has been implicated in a range of solid tumors and blood cancers. We believe that inhibiting CDK7 preferentially lowers the expression of disease-driving transcription factors and anti-apoptotic proteins, resulting in the preferential killing of cancer cells over non-cancerous cells. We also believe that selective inhibition of CDK7 interferes with cancer-driving adaptations at multiple points in the cell cycle, promoting the induction of apoptosis, or cell death. Using our platform, we have generated several potent and selective small molecule CDK7 inhibitors, including SY‑5609.

SY‑5609 Clinical Development Plan

We are conducting a Phase 1 clinical trial of SY-5609 in patients with breast, colorectal, lung, ovarian or pancreatic cancer, or with solid tumors of any histology having Rb pathway alterations. The study also includes a cohort evaluating SY-5609 in combination with fulvestrant in HR-positive breast cancer patients who failed or progressed following therapy with a CDK4/6 inhibitor. The primary objectives of this trial are to assess the safety and tolerability of escalating doses of SY-5609. Additional objectives include assessments of anti-tumor activity, PK, PD and potential predictive biomarkers, including Rb pathway alterations. In a future expansion portion of the Phase 1 clinical trial, which we plan to initiate in the second half of 2021, multiple cohorts are planned to further evaluate the safety and anti-tumor activity of SY-5609 as both a single agent and in combination with other therapies. We reported initial safety, PK and PD data from the trial in October 2020. We also expect to report additional dose escalation data, including clinical activity data, in the third quarter of 2021.

SY-5609 in Patients with Select Solid Tumors

At ENA 2020, we presented initial data from our ongoing Phase 1 multi-center, open-label, dose-escalation study of SY-5609 in patients with advanced breast, colorectal, lung, ovarian or pancreatic cancer, or other solid tumors with Rb pathway alterations. The study also includes a cohort evaluating SY-5609 in combination with fulvestrant in HR-positive breast cancer patients who failed or progressed following therapy with a CDK4/6 inhibitor.

As of August 21, 2020, 17 patients had been enrolled in the trial and were eligible for safety, PK and PD analysis. Patients were either treated with continuous daily dosing of single-agent SY-5609 at 1, 3, 4 or 5 mg, or for three weeks on and one week off at 3 mg in combination with fulvestrant. The median age of the patients enrolled in the study was 64 years.

Patients were heavily pretreated with a median of four prior therapies. The maximum tolerated dose for continuous daily dosing was achieved at 3 mg. The data showed that:

•	SY-5609 demonstrated dose-dependent increases in POLR2A mRNA expression, a PD marker being used in the trial to measure CDK7 biological activity in peripheral blood mononuclear cells.
o

Notably, increases in POLR2A in patients treated at 3 mg daily reached levels associated with tumor regressions in preclinical models, as well as with levels of CDK7 target engagement at which a clinical response and apoptosis were observed in a trial of patients treated with SY-1365, an IV CDK7 inhibitor that we had been developing in a Phase 1 clinical trial before we made the portfolio decision in October 2019 to discontinue its further development and prioritize the development of SY-5609.

•

Treatment with SY-5609 resulted in approximately dose-proportional PK as both a single agent and in combination, minimal accumulation with repeat dosing, and a steady state half-life compatible with once-daily dosing.

•	The majority of adverse events reported with SY-5609 as a single agent were low grade. The most common adverse events were nausea, diarrhea, fatigue, platelet count decrease, and vomiting.
•	The safety profile of SY-5609 in combination with fulvestrant was consistent with that of single-agent SY-5609.
•

Five of the 13 patients treated with single-agent SY-5609 were response evaluable, and of those, three achieved stable disease and two had progressive disease; one of the four patients treated in the combination cohort was response evaluable and had progressive disease.

The Phase 1 clinical trial continues to actively enroll patients with select solid tumors, with additional cohort extensions in select populations. We are also evaluating alternate dosing regimens including twice daily dosing and alternate dosing schedules above the continuous daily dosing maximum tolerated dose, including dosing on five of seven days each week, and alternating weeks, each monthly cycle in both the single agent and combination arms of the trial, supported by preclinical data showing that intermittent regimens of the non-covalent oral CDK7 inhibitor, SY-5609, induced tumor regressions.

Our Preclinical Data

Our clinical development program for SY-5609 is based on a robust preclinical development program in which SY-5609 has shown substantial tumor growth inhibition, including sustained regressions, at well-tolerated doses, in preclinical models of solid tumors, including breast, colorectal, lung and ovarian cancers.

At the 2020 American Society of Clinical Oncology Virtual Scientific Program, or ASCO 2020, we reported the results of a series of preclinical studies of SY-5609 in colorectal cancer cell lines, as well as in 30 independent patient-derived xenograft, or PDX, models of colorectal cancer, including BRAF-mutant, KRAS-mutant and wild-type models. The data show that SY-5609:

•	Potently inhibited proliferation and induced G2/M cell cycle arrest in KRAS- and BRAF-mutant colorectal cancer cell lines in vitro.
•

Induced dose-dependent tumor growth inhibition, including complete regressions that were sustained after treatment discontinuation, with repeated daily dosing at well-tolerated doses that were associated with dose-dependent expression changes in cell cycle markers E2F1 and CCNB1 and the transcriptional marker POLR2A in a BRAF-mutant PDX model.

•

Resulted in at least 50% tumor growth inhibition in 67% (20/30) of PDX models, and at least 90% tumor growth inhibition in 23% (7/30) of PDX models, including in models derived from heavily pre-treated patients, at well-tolerated doses.

o

Deeper responses, defined as at least 90% tumor growth inhibition, were observed more frequently in models with BRAF mutations (50%, or 5/10) relative to KRAS-mutant or wild-type models (10%, or 1/10 each).

o	Regressions were seen in two BRAF-mutant models and one KRAS-mutant model.

At the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics held in October 2019, or ENA 2019, we presented additional preclinical data characterizing the profile of SY-5609. These data showed that SY-5609 induced:

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

SY‑5609 Market Opportunity

With SY‑5609, we believe that we have the opportunity to address significant unmet medical needs across a range of cancers. Our clinical development program for SY‑5609 is currently focused on patients with advanced breast, colorectal, lung, ovarian or pancreatic cancer, and patients with other solid tumors with Rb pathway alterations.

Breast cancer is the most common tumor type in women and is the second leading cause of cancer death in women in the United States, after lung cancer. According to the American Cancer Society, approximately 284,200 new breast cancer cases will be diagnosed in the United States in 2021, with approximately 44,130 deaths from the disease. Breast cancer can be classified as HR+, human epidermal growth factor receptor 2, or HER2, positive, and TNBC (lacking estrogen, progesterone, and HER2 receptors). HR+/HER2- accounts for nearly 75% of breast cancer incidence, while HER2 (+/- HR) and TNBC account for 15% and 12% of cases, respectively. We anticipate focusing on the metastatic HR+/HER2-negative patient population with SY-5609. There are approximately 77,000 HR+/HER2-negative patients and 21,500 TNBC patients in the developed pharmaceutical markets.

Colorectal cancer is the third most commonly diagnosed cancer in men and women but is the second leading cause of death in the United States. The number of colorectal cancer cases in 2021 is estimated to be 500,000 across the developed pharmaceutical markets. In the United States, it is estimated that there will be 160,000 new cases, and approximately 55,000 metastatic stage patients, diagnosed this year. Chemotherapeutic regimens are the standard of care for initial treatment of metastatic colorectal cancer. Therapies targeted towards specific mutations such as BRAF or KRAS are currently being investigated in clinical trials.

Lung cancer is one of the most common forms of cancer found in men and women and accounts for the highest number of deaths from cancer in the United States. It is estimated that there will be approximately 235,000 new cases of lung cancer diagnosed in the United States in 2021. The current standard for care for treating patients with lung cancer consists of surgery, chemotherapy, radiation therapy, targeted therapy, or a combination of these treatments. Lung cancers are divided into two types: non-small cell lung cancer, which accounts for about 85% of all lung cancers, and small cell lung cancer, which accounts for about 15% of all lung cancers.

Ovarian cancer is the fifth most common cause of cancer death in women. Currently, there are an estimated 65,000 ovarian cancer diagnoses each year in what we refer to as the developed pharmaceutical markets – the United States, Japan and the five largest European countries by population. Of these, approximately 70% have high-grade serous ovarian cancer and present with advanced disease at initial diagnosis.

Pancreatic cancer is a particularly aggressive and difficult-to-treat form of cancer. This is in part because most patients do not exhibit symptoms until the cancer has reached an advanced stage. In 2021, there are predicted to be over 60,000 newly diagnosed cases in the United States and approximately 48,000 deaths from the disease. Currently, pancreatic cancer is treated with surgery, chemotherapy, radiation, and, more recently, targeted therapies and immunotherapies. There continues to be a need for better treatment options to improve the prognosis for patients with pancreatic cancer, with a focus on new therapies that target specific genetic mutations and pathway alterations that contribute to the cancer-causing processes in cells.

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

Our Gene Control Platform and Discovery Programs

There are approximately 200 different cell types in the human body. Despite having identical genomes, each of these cell types has a different function. For example, a skin cell functions differently than a muscle cell despite sharing the exact same DNA. What determines cell type and function is the specific set of genes that is expressed, or turned “on” or “off,” in that given cell. Transcription factors, transcriptional kinases, other transcriptional and regulatory proteins, and RNA play a critical role in this coordinated activation and repression of genes, and therefore, represent important points for therapeutic intervention. Because this biology is fundamental to the function of all cells, it applies across diseases.

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

We believe we have the industry-leading platform for the systematic analysis of non‑coding regulatory regions of the genome to identify points of therapeutic intervention and develop drugs to control the expression of disease‑driving genes. By doing so, we believe our gene control platform will allow us to (i) identify a wide array of potential new drug targets across a range of diseases, (ii) provide a new lens for diagnosing and segmenting patients, including those with complex, multi‑factorial diseases that have eluded segmentation with other genomic‑based approaches, and (iii) advance a new wave of medicines that have the potential to provide a profound benefit for patients by selectively modulating the expression of a single gene or by influencing multiple drivers of disease through a single target, making them less susceptible to drug resistance.

Our Gene Control Platform

Our proprietary gene control platform consists of two fundamental pillars:

•	identifying gene control targets that, when modulated with a drug, may provide a therapeutic benefit to defined patient populations; and
•	drugging gene control targets.

We analyze regulatory regions of the genome to identify which genes to control, in which cells, for which patients, and how best to modulate the expression of those genes to maximize the chances of providing a profound benefit for patients. In cancer, we apply our platform to analyze and compare regulatory regions of the genome in diseased and healthy cells from patient tissues to identify gene control targets and associated biomarkers in specific patient populations. The discovery and validation of these gene control targets has led to the identification of our clinical candidates SY-1425 and SY-5609 as well as additional novel product candidates in earlier stages of research and preclinical development.

In some diseases, particularly monogenic diseases, research has revealed that a therapeutic benefit might be possible from modulating expression of a specific gene. We are also using our platform to characterize the regulatory region associated with such a gene and identify protein, RNA or DNA components that could be modulated to alter the expression of that gene. We are applying this approach to sickle cell disease based on the hypothesis that increased expression of the fetal hemoglobin gene in individuals with sickle cell disease could be therapeutically beneficial, and to myotonic dystrophy type 1 based on the hypothesis that decreasing the expression of the mutated dystrophia myotonica protein kinase, or DMPK, gene would address the underlying biology of the disease.

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

We have developed significant core internal capabilities in small molecule chemistry, biochemistry and structural biology to characterize the structure and function of transcription factors such as transcriptional kinases, chromatin regulators, and other transcriptional and regulatory proteins in order to generate novel chemical matter, including SY-5609, and multiple molecules across other programs in our pipeline. We have also developed a sophisticated suite of proprietary assays, which are internally developed tests to measure the biochemical, biophysical, cellular and genomic activity of known and novel compounds against gene control targets.

Sickle Cell Disease

The first monogenic disease in which we focused our research efforts was sickle cell disease, where our objective is to provide a functional cure for patients by switching on the gamma-globin gene with an oral medicine. Using our gene control platform to elucidate mechanisms controlling gamma-globin gene expression, we have focused our efforts to date on LRF (leukemia/lymphoma-related factor) and the NuRD (nucleosome remodeling and histone deacetylation) complex as potential targets to switch on the gamma-globin gene, which is normally silenced a few months after birth. By turning on gamma-globin expression, we aim to induce the production of fetal hemoglobin, which is known to exert protective effects on the red blood cells of patients with sickle cell disease and beta thalassemia and to mitigate the clinical manifestations of those diseases.

At the American Society of Hematology Annual Meeting held in December 2019, or ASH 2019, we highlighted a portion of our sickle cell disease work by reporting that we had discovered and validated a novel fetal hemoglobin repressor, Nuclear Factor I X, or NFIX, that could serve as a potential target for therapeutic intervention. The preclinical data presented at ASH 2019 showed that knockdown of NFIX:

•	increased expression of gamma-globin mRNA comparable to increases observed by decreasing the level of previously identified gamma-globin repressors;
•	resulted in detectable levels of fetal hemoglobin in nearly 100% of cells, compared to 16% of cells when the NFIX gene was not knocked down; and
•	increased total fetal hemoglobin levels to 40%, exceeding levels that are associated in the published literature with a functional cure in a subset of sickle cell patients.

In December 2019, we entered into a collaboration with GBT to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia. See “—License and Collaboration Agreements–Global Blood Therapeutics” below.

Other Programs

We currently have several other programs in our preclinical and discovery pipeline, including our CDK12 inhibitor program (our most advanced program in preclinical development), a program directed to inhibitors of a macrophage target in cancer and immune modulation, and discovery programs related to a gene control target to treat myotonic dystrophy type 1. We expect to nominate our next development candidate to enter IND-enabling preclinical studies in 2022.

We are also using our platform to analyze regulatory regions of the genome across various cancers and monogenic diseases to identify points of therapeutic intervention in specific subsets of patients and to create a pipeline of novel product candidates targeting transcriptional and regulatory proteins. We are also using our platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered a target discovery, research collaboration and option agreement with Incyte in January 2018, under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms. See “—License and Collaboration Agreements–Incyte Corporation” below.

Intellectual Property

We file patent applications directed to various compositions of matter, formulations and methods related to our product candidates and compounds in earlier stages of development, methods related to our gene control platform, and other commercially relevant inventions. As of December 31, 2020, we own 16 issued U.S. patents and 22 pending U.S. patent applications. We are pursuing or maintaining 75 corresponding patent applications that are pending or granted in various jurisdictions outside the United States, including Europe, Japan, Australia, Canada and China, and we own four applications that are pending in accordance with the Patent Cooperation Treaty, or PCT. In addition, as of December 31, 2020, we have field-limited exclusive licenses to six issued U.S. patents and 12 corresponding applications that are pending or granted in various jurisdictions outside the United States, including Europe, Japan and Canada. A significant portion of the patents and applications we own or license pertain to our product candidates that are in clinical or pre-clinical development, to methods of using them in the treatment of disease, and to methods of selecting patients for treatment based on biomarker expression.

Our intellectual property portfolio as of December 31, 2020 is further described below. For some of our pending patent applications, prosecution has yet to commence. Prosecuting patent applications to allowance is often a lengthy process, during which the scope of the claims initially submitted for examination by various patent offices is often significantly narrowed, and some claims may never be granted. It is possible that we will amend the claims of our pending patent applications to limit their scope. We may also elect to abandon some of our pending patent applications, particularly those pending outside of the United States, if we determine these applications do not have strategic significance to our programs or platform.

SY‑1425

The patent portfolio we own for SY‑1425 contains five issued U.S. patents, six pending U.S. patent applications, and 24 applications pending or granted in countries other than the United States, including Europe, Japan, Australia, Canada and China. Generally, these patents and applications disclose methods of identifying and treating patients who are sensitive to RARα agonists, including SY-1425, based on the expression of certain biomarkers, including RARA. The applications disclose methods of treating selected patients with SY-1425 alone or with a combination of SY-1425 and a second agent, such as azacitidine. One of our issued patents, U.S. Patent No. 9,845,508, covers methods of diagnosing and treating human patients suffering from non-APL AML by administering SY-1425; the patients are diagnosed based on the level of RARA messenger RNA, or mRNA, previously determined to be present in a sample of diseased cells from the subject. The granted claims of a second patent, U.S. Patent No. 10,167,518, cover methods of treating human subjects suffering from MDS. Selection of subjects for treatment is again based on the level of RARA mRNA expression, and RARA-positive subjects are treated with SY-1425. A third patent, U.S. Patent No. 9,868,994, covers methods of treating non-APL AML or MDS by administering SY-1425 to a patient when a defined sample obtained from the patient is determined to have an elevated level of IRF8 mRNA or elevated levels of both IRF8 and RARA mRNA. A fourth patent, U.S. Patent No. 10,240,210, covers methods of treating non-APL AML or MDS with a combination of SY-1425 (tamibarotene) and azacitidine when a defined sample from the subject has been determined to have an elevated RARA mRNA level or an elevated IRF8 mRNA level. A fifth patent, U.S. Patent No. 10,697,025, covers methods of treating subjects who have non-APL AML with tamibarotene; treatment proceeds when a sample of diseased cells from the subject was determined to have a super enhancer associated with a RARA gene or a level of primary RNA transcripts form the RARA gene that is equal to or above a pre-determined threshold. We believe these five U.S. patents are eligible for listing in the FDA’s “Orange Book.” These patents, as well as any additional patents that may grant from applications claiming the benefit of the same filing date as the currently granted patents, have statutory expiration dates no earlier than March 2036. Patent term extensions could result in later expiration dates.

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

SY-2101

The patent portfolio we own for SY‑2101 contains three issued U.S. patents, one pending U.S. patent application, and ten applications pending in jurisdictions other than the United States, including Europe, Japan, Australia, Canada and China. Generally, these patents and applications disclose methods of making lyophilized compositions comprising arsenic and formulations containing the lyophilized arsenic that can be orally administered to patients having acute promyelocytic leukemia and other hematological malignancies.  One of our issued patents, U.S. Patent No. 10,111,836, covers methods of preparing an oral pharmaceutical formulation comprising a lyophilized composition comprising arsenic or lyophilized arsenic trioxide. A second patent, U.S. Patent No. 10,272,045, covers distinct methods of preparing a lyophilized composition comprising arsenic. A third patent, U.S. Patent No. 10,653,628, covers a solution for use in the lyophilization of a pharmaceutical compound comprising arsenic trioxide. These patents, as well as any additional patents that may grant from applications claiming the benefit of the same filing date as the currently granted patents, have statutory expiration dates no earlier than February 2036. Patent term extensions could result in later expiration dates.

SY-5609 and Other CDK7 Inhibitors

The patent portfolio we own for SY-5609 and our other CDK7 inhibitors, including SY-1365, contains patents and patent applications generally directed to the inhibitors, pharmaceutical formulations containing them, and methods of making and using them, including their use in treating various biomarker-selected patient populations. As of December 31, 2020, we own seven issued U.S. patents, nine pending U.S. patent applications, 31 corresponding applications pending or granted in countries outside the United States, including Europe, Japan, Australia, Canada and China, and three pending applications filed in accordance with the PCT. Any patent that has issued or will issue and that claims the benefit of the priority date of one or more of these patents or patent applications will have a statutory expiration date ranging from October 2034 to October 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

Of the seven issued U.S. patents we own, U.S. Patent No. 10,106,526 covers compounds and pharmaceutical compositions generically describing SY-1365; U.S. Patent No. 10,059,690 specifically claims SY-1365 and pharmaceutical compositions containing SY-1365; U.S. Patent No. 10,519,135 covers pharmaceutical compositions containing stereoisomers of SY-1365; U.S. Patent No. 10,336,760 covers CDK7 inhibitors conforming to the structural formula provided; U.S. Patent No. 10,308,648 covers CDK7 inhibitors conforming to the structural formula provided as well as pharmaceutically acceptable salts, solvates, hydrates, tautomers, and stereoisomers thereof; U.S. Patent No. 10,865,206 covers pharmaceutical compositions comprising a pharmaceutically acceptable excipient and a therapeutically effective amount of a CDK7 inhibitor conforming to the structural formula provided or a pharmaceutically acceptable salt, isotopically labeled derivative, or stereoisomer thereof; and U.S. Patent No. 10,738,067 covers SY-5609 and pharmaceutical compositions comprising a therapeutically effective amount thereof. The first six of these patents have statutory expiration dates in 2035, not including available patent term extensions. The seventh patent, covering SY-5609 and pharmaceutical compositions containing SY-5609, has a statutory expiration date in November 2039, not including available patent term adjustments or patent term extensions.

Sickle Cell Disease

As of December 31, 2020, we own one PCT application directed to methods of treating hemoglobinopathies such as sickle cell disease.

Other Programs

The intellectual property portfolio we own that relates to programs other than those described above contains patents and patent applications directed to compositions of matter for inhibiting transcription factors and immuno-oncology targets in multiple compound families, and methods of treating various diseases, including cancer and immunological diseases, through inhibition of specific transcription factor(s) or gene products. As of December 31, 2020, we own one U.S. patent, seven U.S. patent applications and 14 corresponding applications pending or granted in jurisdictions outside the United States, including Europe, Japan, Australia, Canada and China. Our issued patent, U.S. Patent No. 10,787,444, covers compounds conforming to the structure provided as well as pharmaceutically acceptable salts and isotopically labeled derivatives thereof, which are intended for use as inhibitors of Myc. This patent has a statutory expiration date in June 2036, and any U.S. or non‑U.S. patents issuing from the pending applications or applications claiming priority to the pending applications covering transcription factor inhibitors, immuno-oncology target inhibitors or methods of treating disease by inhibition of transcription factors or gene products will have statutory expiration dates ranging from February 2031 to December 2038.

Platform

The patent portfolio we own directed to our platform includes patent applications and patents directed to super‑enhancers and their detection and uses thereof to detect novel disease targets. As of December 31, 2020, we have a field-limited exclusive license to three issued U.S. patents (U.S. Patent Nos. 9,155,724; 9,181,580; and 10,160,977) and one granted patent in Europe directed to these technologies. These patents have a statutory expiration date in October 2033.

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

In addition, we are a party to a number of license agreements under which we license patents, patent applications and other intellectual property from third parties. We enter into these agreements to augment our proprietary intellectual property portfolio. This licensed intellectual property covers some of the compounds that we are researching and developing and some of the scientific processes that we use. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future.

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

TMRC

In September 2015 we entered into, and in April 2016 we amended and restated, a license agreement with TMRC, which we refer to as the TMRC license agreement, pursuant to which TMRC granted us an exclusive license, with the right to sublicense, under TMRC patent rights, data, regulatory filings and other intellectual property for the North American and European development and commercialization of SY‑1425 (tamibarotene) products for the treatment of human cancer indications. In January 2021, we further amended the TMRC license agreement to expand the territory under which we are licensed to include Central and South America, Australia, Israel, and Russia. Under the TMRC license agreement, we have agreed to pay TMRC single‑digit royalties based on net sales if TMRC’s patents cover our product and low single‑digit royalties based on net sales with respect to know‑how licensed by TMRC during a predefined royalty term, and to make payments to TMRC upon meeting specified clinical and regulatory milestones in an aggregate amount of approximately $13.0 million per indication, of which $1.0 million was paid in the third quarter of 2016 upon successful dosing of the first patient in our Phase 2 clinical trial of SY-1425. Under the TMRC license agreement, we must use commercially reasonable efforts to, among other things, commence development activities within one year, to develop SY‑1425 in at least one cancer indication, and, following marketing approval, to market the product. The license agreement expires on the expiration of the subject patent rights or 15 years after the date of first commercial sale of product, whichever is later. The TMRC license agreement may be terminated by either party if the other party is in breach and the breach is not cured within a required amount of time or if the other party is in bankruptcy. If we have reason to do so, we may also terminate the agreement after one year from the original effective date at our sole discretion.

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

We have developed our own patent portfolio related to SY-1425, which generally discloses methods of identifying and treating patients who are sensitive to RARα agonists, including SY-1425, based on the expression of certain biomarkers, including RARA. In January 2021, we entered into a license agreement with TMRC, which we refer to as the biomarker license agreement, under which we granted TMRC an exclusive license, with the right to grant sublicenses, under these patent rights and certain know-how that it controls related to the RARA biomarker for the development and commercialization of SY-1425 for human cancer indications in Japan, China, South Korea, India and Taiwan. Under the biomarker license agreement, TMRC will be obligated to pay us a low single-digit royalty on net sales of SY-1425 in these territories during a pre-specified royalty term to the extent the manufacture, use or sale of SY-1425 infringes a valid claim of the patent rights or is developed using know-how licensed to TMRC under the biomarker license agreement.

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

SY‑1425

We plan to develop SY‑1425, our RARα agonist, for patients with AML and MDS. We intend to select patients for our clinical trials based on high‑levels of RARα as measured by our proprietary RARA biomarker. We are aware of several new drugs approved by the FDA since 2018 for the treatment of AML or patient subsets within AML (including ivosidenib, venetoclax, glasdegib and gilteritinib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Servier Pharmaceuticals, LLC, Otsuka Pharmaceutical Co., Ltd., Roche Holding AG, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., argenx SE in collaboration with Janssen Pharmaceutica NV, Gilead Sciences, Inc., Geron Corporation, Delta-Fly Pharma, Inc., Aprea Therapeutics, Inc., SELLAS Life Sciences Group, Inc., Novartis AG and Bristol-Myers Squibb Co. We are not aware of any selective RARα agonist programs that are in active clinical development.

SY-2101

We plan to develop SY-2101, a novel oral form of ATO, in patients with newly diagnosed APL. We are aware of multiple IV ATO products approved by the FDA for the treatment of APL. We are also aware of a traditional Chinese medicine (TCM)-based formulation of oral arsenic commercially available in China and oral formulations of ATO also being studied in academic settings in China and Australasia, but we are unaware of any commercial oral ATO products undergoing development, or of any oral ATO products in development in the United States or Europe.

SY‑5609

We are conducting a Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors. We are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd., Eli Lilly & Co. and Exelixis, Inc., and two other selective CDK7 inhibitor programs that we believe are in preclinical development from Qurient Co. Ltd. and Yungjin Pharma Co., Ltd. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in the disease areas where we may choose to focus development of SY-5609 in the future.

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

Approval and Regulation of Drugs in the United States

In the United States, drug products are approved and regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions.

Specifically, an applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:

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

•

preparation and submission to the FDA of an NDA for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);

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

The IND and IRB Processes

An IND is a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

Sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) must make publicly available their policy for evaluating and responding to requests for expanded access for individual patients.

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

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether to approve, and, if approved, how to appropriately label a drug: such Phase 3 studies are referred to as “pivotal.”

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

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the investigational drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs, but the review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.

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

Pediatric Studies

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

Pediatric Exclusivity

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

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA or 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee.  For federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414.

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

•

the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional, and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020, and a ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The Regulation was published on June 16, 2014 but has not yet become effective.  As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system.  The EMA has indicated that the system will go live in December 2021.

As in the US, parties conducting certain clinical trials must post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

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

Marketing Authorization

To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (i) a product-specific waiver, (ii) a class waiver or (iii) a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard.” The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

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

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid.

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

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated based on available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured, and the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU, and the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, which are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Pricing Decisions for Approved Products

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Sales and Marketing

We hold North American, European, Central and South American, Australian, Israeli and Russian commercialization rights to SY‑1425 for all cancer indications, and worldwide rights to SY-2101 and SY-5609 and all of our other preclinical programs, other than our sickle cell disease program in which we are collaborating with GBT, for all potential indications. With respect to our sickle cell disease program, GBT has the option to obtain exclusive commercialization rights to products containing compounds arising out of the collaboration for all uses. If GBT exercises its option, we have a co-promotion right in the United States with respect to the first such product.

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

Employees

As of December 31, 2020, we had 103 full-time employees, including 45 employees with M.D., Ph.D. or Pharm.D. degrees. Of these full-time employees, 78 employees are engaged in research and development activities and 25 employees are engaged in general and administrative activities. During the year ended December 31, 2020, we hired 27 new employees, of whom 20 are engaged in research and development activities and 7 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We conduct an employee engagement survey every year and, during the year ended December 31, 2020, we also conducted several additional surveys to assess employee well-being and productivity in light of the COVID-19 pandemic and civil unrest in the United States. Based on the results of these surveys, we consider our relationship with our employees to be good. We focus on the employee attrition rate as a key human capital measure in managing our business.

Corporate Information

We were incorporated under the laws of the State of Delaware on November 9, 2011 under the name LS22, Inc. We changed our name to Syros Pharmaceuticals, Inc. on August 15, 2012.

Information Available on the Internet

Our Internet website address is www.syros.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report. We have included our website address in this in this Annual Report solely as an inactive textual reference. We make available free of charge through our website our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through the “SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the U.S. Securities and Exchange Commission, or SEC, by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves multiple risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, or Annual Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the price of our publicly traded securities. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the price of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends. If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected.

Risks Related to the COVID-19 Pandemic

Public health epidemics or outbreaks, including COVID-19, have had, and will continue to have, an adverse impact on our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has caused a pandemic that has reached multiple regions and countries, including Cambridge, Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the United States and in other countries. The extent to which COVID-19 continues to impact our operations or those of the third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, and the actions to contain COVID-19 or address its impact in the short and long term.

Further, in response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals who perform activities that must be completed on site, limited the number of people that can be present at our facility at any one time, and implemented a number of additional health and safety protocols. In the event that governmental authorities were to impose new restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time. Sustained restrictions on our ability to conduct research would have an adverse impact on our ability to perform under our collaboration agreements with GBT and Incyte, as well as delay the time in which we would be able to nominate new drug candidates for clinical development. In addition, we have required our office-based employees to work remotely, and it is possible that our employees’ productivity and morale may be adversely impacted by remote work.

To date, enrollment in our ongoing clinical trials has not been adversely impacted by the COVID-19 pandemic, and we believe that we have sufficient supply of clinical trial material to conduct our ongoing clinical trial activities. We are implementing contingency plans to ensure that continues to be the case. We cannot provide assurance, however, that some factors from the COVID-19 pandemic will not delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future, which could have a material adverse impact on our operations and financial condition and results. These factors include:

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $84.0 million, $75.4 million, and $62.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $377.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

We anticipate that our future funding requirements, both short-term and long-term, will depend on many factors and will increase substantially if and as we:

•	continue our planned clinical development activities with respect to SY-1425, SY-2101 and SY-5609;
•	develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	initiate and continue research, preclinical and clinical development efforts for our research and preclinical programs;

•	further develop our gene control platform;
•	seek to identify and develop additional product candidates, which may involve entering into collaborations, licensing agreements or other arrangements;
•	acquire or in-license other product candidates or technologies;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	become obligated to make milestone payments upon the successful completion of specified development and commercialization activities;
•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•

hire and retain additional personnel and add operational, financial and management information systems, including personnel and systems to support our product development and commercialization efforts; and

•	add equipment and physical infrastructure to support our research and development programs.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling products for which marketing approval has been obtained, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our common stock.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time consuming, expensive and uncertain process. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2020, together with the net proceeds from the underwritten public offering of our common stock that closed in January 2021, will enable us to fund our planned operating expense and capital expenditure requirements into 2023. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

Our future funding requirements will depend on many factors, including those discussed above under “Risks Related to Our Financial Position and Need for Additional Capital - We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability.” Our future funding requirements may also depend on:

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
•

the timing and amount of milestone and other payments due to licensors for patent and technology rights used in our gene control platform or to TMRC Co. Ltd., or TMRC, associated with the development, manufacture and commercialization of SY-1425; and

•	the timing and amount of milestone payments due to Orsenix, LLC, associated with the development and commercialization of SY-2101.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, as we did through a private placement of our common stock in December 2020 and a public offering of our common stock in January 2021, the ownership interests of our existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, debt financing, such as our term loan facility with Oxford Finance, LLC, or Oxford, that we entered into in February 2020, has created fixed payment obligations and imposed restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

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

In February 2020, we entered into a Loan and Security Agreement with Oxford, which is secured by substantially all of our currently owned or later acquired personal property other than our intellectual property (but including the right to payments and proceeds of intellectual property), which is subject to a negative pledge. We refer to the Loan and Security Agreement with Oxford as the Loan Agreement. We borrowed $20.0 million upon execution of the Loan Agreement and borrowed an additional $20.0 million term loan advance in December 2020.  One additional term loan advance of $20.0 million remains available under the Loan Agreement, subject to certain terms and conditions, including the achievement of certain milestones.

The Loan Agreement contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, as more fully described in the Loan Agreement. In particular, the Loan Agreement also includes events of default, the occurrence and during the continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our property securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us, or to immediately cease operations.

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

We are focused on discovering and developing medicines for the treatment of cancer and other diseases based upon our gene control platform. We are leveraging our platform to create a pipeline of gene control product candidates for genomically defined patients whose diseases have not been adequately addressed to date by other genomics approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying our gene control platform to create medicines for genomically defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional small molecule drug research and development, our approach is both novel and unproven. The cost and time needed to develop our product candidates is therefore difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product candidates on the diseases of genomically defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. For example, we have not yet succeeded and may never succeed in demonstrating efficacy and safety for our current or any future product candidates in a pivotal clinical trial or in obtaining marketing approval thereafter. Furthermore, our estimates of genomically defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize.

Our gene control platform may fail to help us discover and develop additional potential product candidates.

A significant portion of the research that we are conducting involves identifying novel targets and points of intervention and developing new compounds using our gene control platform. The drug discovery that we are conducting using our gene control platform may not be successful in identifying compounds that have commercial value or therapeutic utility. Our gene control platform may initially show promise in identifying potential product candidates, yet still fail to yield viable product candidates for clinical development or commercialization. For example, insights that are obtained through the use of our gene control platform may be generated independently through alternative approaches or be published by third parties, or competitors may develop alternative therapies that render our potential product candidates non-competitive or less attractive. Further, compounds created through our gene control platform may not demonstrate efficacy, safety or tolerability, or potential product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance.

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

In the near term, we are dependent on the success of SY-1425, SY-2101 and SY-5609. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize SY-1425, SY-2101 or SY-5609, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of SY-1425, SY-2101 and SY-5609. Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, such as SY-1425, SY-2101 and SY-5609.

We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements in foreign jurisdictions. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Our anticipated time to data in our clinical trials and the quantity of data to be presented from these trials is and will continue to be subject to our continued ability to recruit eligible patients and the satisfaction by patients of other eligibility criteria for participation in the trial. In the case of SY-1425, our time to data is also dependent on the prevalence of patients with the RARA biomarker and the impact of new product approvals in the AML and MDS fields. The rate of patient enrollment in the trial is difficult to predict. As a result, there can be no assurance that we will enroll or have data from the trial when we anticipate.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development. Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:

•	we, or our collaborators, may fail to demonstrate efficacy in a clinical trial or across a broad population of patients;
•

it is possible that, even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. For example, many compounds that initially showed promise in earlier stage testing have later been found to cause side effects that prevented further development of the compound;

•

our product candidates may have undesirable side effects or other unexpected characteristics or otherwise expose participants to unacceptable health risks, causing us, our collaborators or our investigators, regulators or institutional review boards or the data safety monitoring board for such trial to halt, delay, interrupt, suspend or terminate the trials or cause us, or any collaborators, to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective;

•

if our product candidates have undesirable side effects, it could result in a more restrictive label, or it could result in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities;

•

clinical trials of our product candidates may produce negative or inconclusive results, and we, or our collaborators, may decide, or regulators may require us, to conduct additional clinical trials, including testing in more subjects, or abandon product development programs;

•	regulators or institutional review boards may not authorize us, our collaborators or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we or our collaborators may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment in these clinical trials, which may be particularly challenging for some of the diseases we target, may be slower than we anticipate; or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	third-party contractors used by us or our collaborators may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;

•

significant preclinical study or clinical trial delays could shorten any periods during which we, or any collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any collaborators, to bring products to market before we, or any collaborators, do;

•	the cost of clinical trials of our product candidates may be greater than anticipated; and

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.

Our failure to successfully begin and complete clinical trials of our product candidates, including SY-1425, SY-2101 and SY-5609, and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates could result in additional costs to us, or any collaborators, would impair our ability to generate revenue from product sales, regulatory and commercialization milestones and royalties and would significantly harm our business.

Adverse events or undesirable side effects caused by, or other unexpected properties of, product candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.

Because gene control techniques are relatively new, side effects from gene control approaches may be unpredictable. Tamibarotene, the active ingredient in SY-1425, has been observed to be associated with adverse events, such as mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. Furthermore, retinoids such as SY-1425 may cause birth defects and therefore may carry a warning on their label. Other examples of retinoids, a class of chemical compounds that are related to vitamin A, include all trans retinoic acid (also known as ATRA), Retin-A, retinol (found in over-the-counter skin creams), isotretinoin and bexarotene. In addition, we have extremely limited experience administering SY-2101 and SY-5609 to humans, so the safety profiles they will demonstrate in human clinical trials remain uncertain. In our ongoing Phase 1 clinical trial of SY-5609, initial data showed that adverse events included nausea, diarrhea, fatigue, platelet count decrease, and vomiting.

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

As one of the key elements of our development strategy, we seek to identify genomically defined subsets of patients within a disease category who may derive benefit from the product candidates we are developing. In collaboration with partners, we plan to develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we will be dependent on the sustained cooperation and effort of one or more third-party collaborators in developing, obtaining approval for, and commercializing these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. For example, if we are to succeed in obtaining regulatory approval for a companion diagnostic to identify genomically defined subsets of patients with AML or MDS using our RARA biomarker, we will need to demonstrate to regulatory authorities that RARA biomarker selection is associated with a response to SY-1425. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of our products. In addition, any companion diagnostic collaborator with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

If we, or any future collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or any future collaborators, may not be able to initiate or continue clinical trials for our current product candidates or any future product candidates that we, or any future collaborators, may develop if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including the size and nature of the patient population, the severity of the disease under investigation, and the availability of approved or investigational therapeutics for the relevant disease, the proximity of patients to clinical sites, the eligibility criteria for and design of the trial, efforts to facilitate timely enrollment, competing clinical trials, clinicians' and patients' perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, and actual or threatened public health emergencies and outbreaks of disease (including, for example, the recent coronavirus outbreak). In addition, patients that enroll may subsequently be dropped from the clinical trial due to having misrepresented their eligibility to participate or due to non-compliance with clinical trial protocol, resulting in the need to increase the enrollment size for the clinical trial or extend the clinical trial's duration.

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

Clinical trials of SY-1425, SY-2101 or SY-5609 or any future product candidates that we, or any future collaborators, may develop will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, we could be subject to the withdrawal of prior regulatory approvals and/or the imposition of additional regulatory requirements, restrictions on manufacturing, labelling and marketing, and product recalls. In addition, we our any future collaborators could be sued and held liable for harm caused to patients and could become subject to fines, injunctions or the imposition of civil or criminal penalties. Any of these events could harm our reputation, business and operations and could negatively impact our stock price.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the efficacy and safety of the product, the potential advantages of the product compared to competitive therapies, the prevalence and severity of any side effects, whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy, our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices, the product's convenience and ease of administration compared to alternative treatments, the willingness of the target patient population to try, and of physicians to prescribe, the product, limitations or warnings, including distribution or use restrictions, contained in the product's approved labeling, the strength of sales, marketing and distribution support, changes in the standard of care for the targeted indications for the product; and the availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

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

For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of AML or patient subsets within AML (including ivosidenib, venetoclax, glasdegib and gilteritinib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Limited, Servier Pharmaceuticals, LLC, Otsuka Pharmaceutical Co., Ltd., Roche Holding AG, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., argenx SE in collaboration with Janssen Pharmaceutica NV, Gilead Sciences, Inc., Geron Corporation, Delta-Fly Pharma, Inc., Aprea Therapeutics, Inc., SELLAS Life Sciences Group, Inc., Novartis AG and Bristol-Myers Squibb Co.

SY-2101 may face competition from Trisenox® or any of the generic forms of Trisenox, an intravenously administered arsenic trioxide product approved by the FDA for the treatment of APL. We are also aware of a traditional Chinese medicine (TCM)-based formulation of oral arsenic commercially available in China and oral formulations of arsenic trioxide also being studied in academic settings in China and Australasia.

In addition, we are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd., Eli Lilly & Co. and Exelixis, Inc., and two other selective CDK7 inhibitor programs that we believe are in preclinical development from Qurient Co. Ltd. and Yungjin Pharma Co., Ltd. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in the disease areas where we may choose to focus development of SY-5609 in the future. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

Our competitors may develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any future collaborators, may develop. For example, the evolving standard of care for the treatment of patients with AML and the response rates and duration of response seen with approved and investigational agents in this disease may result in a longer and more complex clinical development path for SY-1425, which in turn will impact the potential return on investments in clinical trials of SY-1425. Our competitors also may obtain FDA or other marketing approval for their products before we, or any future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any future collaborators, are able to enter the market.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to successfully commercialize any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

We will face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we or any future collaborators commercially sell any product that we may or they may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in, among other consequences, decreased demand for our product candidates or products that we may develop, injury to our reputation and significant negative media attention, withdrawal of clinical trial participants, significant costs to defend resulting litigation, substantial monetary awards to trial participants or patients, loss of revenue, reduced resources of our management to pursue our business strategy, and the inability to commercialize any products that we may develop.

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. Because the composition of matter patent for SY-1425 has expired and our license rights to SY-1425 from TMRC are limited to human cancer indications, it is possible that another applicant could obtain approval for a similar product from the FDA before us, in which case our NDA for SY-1425 would not be eligible for NCE exclusivity. See "—Risks Related to Our Intellectual Property—We do not have composition of matter patent protection with respect to the active pharmaceutical ingredients of SY-1425 or SY-2101." If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products may face from generic versions of our products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

If we are to receive FDA approval for SY-2101 prior to January 2025, we must demonstrate to the FDA that SY-2101 provides a “major contribution to patient care” relative to an approved drug with the same active moiety for the same indication, and there can be no assurance that we will be successful.

We are developing SY-2101 as an alternative to Trisenox®, an intravenously administered arsenic trioxide product. The FDA has granted Trisenox orphan drug exclusivity for the treatment of a form of APL until January 2025. A company that obtains FDA approval for a designated orphan drug receives orphan drug market exclusivity for the designated indication for a period of seven years from the date of approval in the United States. This orphan drug exclusivity approval bars the FDA from approving another drug product with the same active moiety for the same orphan drug indication, unless the sponsor of the drug product is able to demonstrate, and the FDA concludes, that the drug product is “clinically superior” to the previously approved product, due to the fact that it is safer, more effective, or provides a major contribution to patient care within the meaning of FDA regulations and guidance.

In assessing whether a sponsor has demonstrated that its candidate product provides a “major contribution to patient care” when compared to the drug product with orphan drug exclusivity, the FDA will evaluate the question on a case by case basis and may in appropriate circumstances consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and the potential for self-administration of the product. Such demonstration to the satisfaction of the FDA is difficult to establish with limited precedents.

SY-2101 was granted an orphan drug designation by the FDA for the treatment of APL in November 2015, after the FDA concluded that there is a plausible hypothesis for clinical superiority when compared to Trisenox. Specifically, given that SY-2101 is administered orally instead of intravenously, it could provide a major contribution to patient care by allowing for the treatment of APL patients in a more convenient outpatient setting through a self-administered delivery method, which could eliminate or significantly decrease the costs associated with IV administration, reduce the inconvenience and cost to patients and caregivers associated with frequent hospitalizations and trips to infusion centers, and reduce the burden on the healthcare system in delivery of life-saving medicines to patients in need. We intend to seek to demonstrate to the FDA that SY-2101 is “clinically superior” to Trisenox constituting a “major contribution to patient care” within the meaning of the FDA regulations and guidance. However, there can be no assurance that we will be successful in these efforts and, if we are not, the FDA will not approve SY-2101 until orphan drug exclusivity expires for Trisenox. Any failure to demonstrate “clinical superiority” for SY-2101 could prevent or delay FDA approval or cause SY-2101 to fail to receive or maintain orphan drug exclusivity status, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Our Dependence on Third Parties

We expect to rely on third parties to conduct our clinical trials and certain aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials, research or testing.

We currently rely and expect to continue to rely on third parties to conduct certain aspects of our research and preclinical testing. Any third parties on which we currently rely or may in the future rely may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

We additionally expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our medicines, producing additional losses and depriving us of potential product revenue. We further expect to rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. Our reliance on these third parties for research and development activities will reduce our control over these activities, but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. We have engaged, and expect to continue engaging, third-party suppliers and manufacturers in China and India. Natural disasters such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises such as the COVID-19 pandemic or other pandemics or epidemics, political crises such as terrorism, war, political insecurity or other conflict, or other events outside of our control could adversely affect the ability of these third parties to perform their obligations as expected.

We also do not currently have a long-term supply agreement with any third-party manufacturers. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, we face risks such as the possible breach of the agreement by the third party or termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient to us. We also face risks associated with reliance on third parties for regulatory compliance, quality assurance, and safety and pharmacovigilance reporting.

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
•

our collaboration agreements with GBT and Incyte contain, and any collaboration agreement that we enter into in the future may contain, restrictions on our ability to enter into potential collaborations, to conduct research or development in certain fields, or to otherwise develop specified product candidates;

•	there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators; and
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

We may not be able to negotiate new collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are party to several license agreements under which we license patent rights and other intellectual property related to our business, including the TMRC license agreement, pursuant to which we were granted a license under specified patent rights, data, regulatory filings and other intellectual property primarily for the North American and European development and commercialization of SY-1425 for the treatment of human cancer indications. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

We do not have composition of matter patent protection with respect to the active pharmaceutical ingredients of SY-1425 or SY-2101.

We own certain patents and patent applications with claims directed to specific methods of using SY-1425 and we expect to have marketing exclusivity from the FDA and EMA for a period of no less than five and ten years, respectively, because tamibarotene, the active pharmaceutical ingredient of SY-1425, has not been approved in these markets. Composition of matter patent protection in the United States and elsewhere covering SY-1425 has expired, however. In addition, we do not have composition of matter patent protection for arsenic trioxide, the active pharmaceutical ingredient of SY-2101. We may be limited in our ability to list our method patents in the FDA’s Orange Book if the use of our products, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the manufacture of SY-1425 and/or method of use patents, or to the formulation of SY-2101 drug product and/or methods of manufacture of SY-2101. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compounds not covered by the method of use, formulation or manufacturing method patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product's labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses of a generic version of SY-1425 or SY-2101 that are not covered by our patents would limit our ability to generate revenue from the sale of such product candidates, if approved for commercial sale. In addition, any off-label use of a generic version of SY-1425 would limit our ability to generate revenue from the sale of SY-1425, if approved for commercial sale.

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

We currently have rights to certain intellectual property, through ownership or licenses from third parties, to develop and commercialize SY-1425 for human cancers in North America and Europe, and for SY-2101 and SY-5609 for all potential uses worldwide. Because our programs may require the use of proprietary rights by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license from third parties any intellectual property rights directed to compositions, methods of use, or processes that we identify as necessary for any product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivations, proceedings, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

In addition to the protection afforded by patents, we may also rely on trade secret protection for certain aspects of our technology platform, including certain aspects of our gene control platform. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including any information we hold in confidence or as a trade secret, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated confidential information or a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Further, if any of our confidential information or trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

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

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and market their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Moreover, the FDA or other regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

If we are required by the FDA to obtain clearance or approval of a companion diagnostic in connection with approval of a candidate therapeutic product, and we do not obtain or there are delays in obtaining FDA clearance or approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

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

In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and any future collaborators and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we or any future collaborators fail to obtain the non-U.S. approvals required to market our product candidates outside the United States or if we or any future collaborators fail to comply with applicable non-U.S. regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same product for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

We have obtained orphan drug designation for SY-1425 for the treatment of AML in the United States and in Europe, and SY-2101 has also received orphan drug designation for the treatment of APL in the United States, and for the treatment of AML in Europe. In the future, we or any future collaborators may seek orphan drug designations for SY-1425 or SY-2101 in other indications or territories or for other product candidates and may be unable to obtain such designations. Even if we do secure such designations and orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Further, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care. Finally, orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Any product candidate for which we or our collaborators obtain marketing approval is subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements, when and if any of our product candidates are approved.

Any product candidate for which we or our collaborators obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. Accordingly, if we receive marketing approval for one or more of our product candidates, we would continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

We and our collaborators must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

Failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on distribution or use of a product;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	damage to relationships with collaborators;
•	unfavorable press coverage and damage to our reputation;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure;

•	injunctions or the imposition of civil or criminal penalties; and
•	litigation involving patients using our products.

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

We may seek certain designations for our product candidates, including Breakthrough Therapy and Fast Track designations, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as Breakthrough Therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees.

Designation as a Breakthrough Therapy or Fast Track is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive Breakthrough Therapy or Fast Track designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Current and future legislation may result in more rigorous coverage and reimbursement criteria for product candidates, which could increase the difficulty and cost for us and any future collaborators to obtain marketing approval of our product candidates.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020, and a ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The TCJA and CARES Act additionally contain changes in tax law that could adversely affect our business or financial condition. The TCJA contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income. Regulatory guidance under the TCJA and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition.

Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope or amount, our business could be materially harmed.

Current and future legislation designed to reduce prescription drug costs may affect the prices we and any future collaborators may obtain for our product candidates.

The cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden administration. Further, on September 24, 2020, the Trump administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Finally, outside the United States, in some nations, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to EU General Data Protection Regulation, or the GDPR, which applies to all member states of the European Economic Area, or EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data. The GDPR imposes significant obligations on us with respect to clinical trials conducted in the EEA. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of GDPR, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Given the breadth and depth of changes in data protection obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

We have adopted a Code of Business Conduct and Ethics that mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. We cannot assure you, however, that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

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

Despite the implementation of security measures and certain data recovery measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, terrorism, war and telecommunication and electrical failures. We have experienced, and may experience in the future, security breaches of our information technology systems. Any system failure, accident or security breach that causes interruptions in our operations, for us or those third parties with which we contract, could result in a material disruption of our product development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from an ongoing, completed or future clinical trial could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities, our competitive position could be harmed and the further development and commercialization of our product candidates may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties have attempted, and may in the future attempt, to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our management team and to attract, retain and motivate qualified personnel.

Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the pharmaceutical research and development and business development expertise of Nancy Simonian, M.D., our president and chief executive officer; Joseph J. Ferra, Jr., our chief financial officer; Eric R. Olson, Ph.D., our chief scientific officer; Gerald E. Quirk, Esq., our chief legal and administrative officer; David A. Roth, M.D., our chief medical officer; Jeremy P. Springhorn, Ph.D., our chief business officer; and Kristin Stephens, our chief development officer. Each member of our management team is employed "at will," meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason. We also rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy.

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of SY-1425, SY-2101 and SY-5609;
•	the success of existing or new competitive products or technologies;
•	regulatory actions with respect to our product candidates or our competitors' products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our research or development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions;
•	actual or threatened public health emergencies and outbreaks of disease (including, for example, the COVID-19 pandemic); and
•	the other factors described in this “Risk Factors” section and elsewhere in this Annual Report.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards of $294.4 million and $298.0 million, respectively, and federal and state research and development tax credit carryforwards of $14.9 million and $3.2 million, respectively. These carryforwards could expire unused and be unavailable to offset future income tax liabilities. Our net operating loss carryforwards generated prior to 2018 and research and development tax credit carryforwards will generally expire at various dates through 2037.

The Tax Cuts and Jobs Act of 2017, or the TCJA, contains significant changes with respect to federal net operating loss carryforwards, including the limitation of the deduction for net operating loss carryforwards arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). As part of Congress’ response to the COVID-19 pandemic, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating loss carryforwards which was enacted as part of the TCJA. It also provides that net operating loss carryforwards arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. Regulatory guidance under the TCJA and the CARES Act is and continues to be forthcoming, and such guidance could further impact our ability to utilize our net operating loss carryforwards.

In addition, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Furthermore, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and research and development tax credit carryforwards to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 and 383. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our carryforwards are adjusted by the Internal Revenue Service or state tax authorities, it would harm our future operating results by effectively increasing our future tax obligations.

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

Not Applicable.

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

Holders of Our Common Stock

As of February 28, 2021, there were approximately 35 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2017 and 2016 and as of December 31, 2018, 2017 and 2016 from audited financial statements that are not included in this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except for share per share data)
Statements of operations data:
Revenue	$15,093	$1,982	$2,050	$1,101	$317
Operating expenses:
Research and development	76,065	58,245	50,182	41,896	37,817
General and administrative	21,325	21,478	16,164	13,891	10,463
Total operating expenses	97,390	79,723	66,346	55,787	48,280
Loss from operations	(82,297)	(77,741)	(64,296)	(54,686)	(47,963)
Interest income	426	2,375	2,018	676	220
Interest expense	(1,792)	(72)	(1)	—	—
Change in fair value of warrant liability	(375)	—	—	—	—
Net loss	$(84,038)	$(75,438)	$(62,279)	$(54,010)	$(47,743)
Accrued dividends on preferred stock	—	—	—	—	$(3,681)
Net loss applicable to common shareholders	$(84,038)	$(75,438)	$(62,279)	$(54,010)	$(51,424)

Net loss per share applicable to common stockholders - basic and diluted (1)	$(1.82)	$(1.88)	$(1.91)	$(2.13)	$(4.05)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted (1)	46,051,617	40,222,182	32,656,237	25,406,845	12,696,414

	As of December 31,
	2020	2019	2018	2017
	(in thousands)
Balance sheet data:
Cash, cash equivalents and marketable securities	$173,984	$91,416	$99,679	$72,049
Working capital (2)	149,933	90,997	82,205	60,746
Total assets	213,250	149,978	106,766	78,488
Total stockholders’ equity	90,553	79,184	78,586	65,324

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or Annual Report. Some of the information contained in this discussion and analysis and set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part I, Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company seeking to redefine the power of small molecules to control the expression of genes. Based on our unique ability to elucidate regulatory regions of the genome, we aim to develop medicines that provide a profound benefit for patients with diseases that have eluded other genomics-based approaches. We are currently focused on developing treatments for cancer and diseases resulting from mutations of a single gene, also known as monogenic diseases, and building a clinical stage pipeline of gene control medicines.

Our lead product candidates are:

•

SY-1425, a selective retinoic acid receptor alpha, or RARα, agonist that we are evaluating in a Phase 3 clinical trial in combination with azacitidine in a genomically defined subset of patients with higher-risk myelodysplastic syndrome, or HR-MDS, and that we plan to evaluate in a randomized Phase 2 clinical trial in combination with venetoclax and azacitidine in a genomically defined subset of newly diagnosed patients with acute myeloid leukemia, or AML, who are not suitable candidates for standard intensive chemotherapy;

•

SY-2101, a novel oral form of arsenic trioxide, or ATO, which we plan to evaluate in a dose confirmation study, followed by a Phase 3 clinical trial, in patients with newly diagnosed acute promyelocytic leukemia, or APL; and

•

SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, that we are currently evaluating in the dose escalation portion of a Phase 1 clinical trial in patients with select advanced solid tumors.

We also have multiple preclinical and discovery programs in oncology and monogenic diseases such as sickle cell disease and myotonic dystrophy type 1. We expect to nominate our next development candidate to enter investigational new drug application, or IND, enabling preclinical studies in 2022. In December 2019, we entered into a collaboration with Global Blood Therapeutics, Inc., or GBT, to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia. We also use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered into a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018, under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

SY-1425

At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, or ASH 2020, we presented new data from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of SY-1425 in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, as well as in relapsed or refractory, or R/R, AML patients who have been prospectively selected using our proprietary RARA, the gene that codes for RARα biomarker. As of an October 1, 2020 data cut-off, 51 newly diagnosed unfit AML patients, including both RARA-positive and RARA-negative patients, were eligible for a safety analysis. Among these patients, SY-1425 in combination with azacitidine was generally well-tolerated, with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single-agent azacitidine. As of the data cut-off, of the 18 RARA-positive patients that were evaluable for clinical response, the overall response rate, or ORR, was 67%, with a composite complete response rate of 61%, with 50% of patients achieving complete response, or CR, and 11% achieving a complete response with incomplete blood count recovery, or CRi. The median time to initial response was 1.2 months, the median duration of response was 10.8 months, and the median overall survival, or OS, among patients who achieved a CR or CRi was 18 months. As of the data cut-off, of the 28 RARA-negative patients that were evaluable for clinical response, the

ORR was 43%, with a composite complete response rate of 32%, with 25% of patients achieving CR and 7% achieving CRi. The median time to initial response was 3.0 months, and the median duration of response was 10.3 months. We also presented new translational data demonstrating that most RARA-positive newly diagnosed unfit AML patients have a monocytic disease phenotype that is highly correlated with resistance to upfront treatment with venetoclax and azacitidine. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with SY-1425 but also for patients who are less likely to respond to treatment with venetoclax and azacitidine. Approximately 18,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for AML to grow to be in excess of $2 billion by 2029. At ASH 2020, we also announced that SY-1425 in combination with azacitidine was generally well-tolerated in the R/R AML patient population. Among the 21 R/R AML patients who were evaluable for clinical response as of the data cut-off, the ORR was 19%, and the median OS was 5.9 months. In hypomethylating agent, or HMA, and venetoclax naïve patients, the ORR was 43%.

Based on these data and our assessment of ongoing areas of high unmet need, we are advancing SY-1425 in combination with azacitidine into a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients. HR-MDS is a hematologic malignancy that is closely related to AML, and as in AML, about 30% of HR-MDS patients are RARA-positive. Approximately 15,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for HR-MDS to grow to be in excess of $1 billion by 2029. We plan to enroll approximately 190 RARA-positive newly diagnosed HR-MDS patients in the double-blind placebo-controlled trial, randomized 2:1 to receive SY-1425 in combination with azacitidine or placebo with azacitidine, respectively. The primary endpoint of the trial will be the CR rate. We opened the Phase 3 clinical trial for enrollment in February 2021 and are actively screening patients. The trial, if successful, could enable us to submit to the U.S. Food and Drug Administration, or FDA, a new drug application, or NDA, as early as 2024. In addition, we plan to advance SY-1425 in combination with venetoclax and azacitidine in RARA-positive newly diagnosed unfit AML patients. The trial is designed with a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the Phase 2 clinical trial, which will evaluate the safety and efficacy of SY-1425 in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage therapy in patients who do not respond to venetoclax and azacitidine. We expect to initiate the Phase 2 clinical trial in the second half of 2021, and we expect to report initial data from the trial in 2022.

SY-2101

In December 2020, we acquired from Orsenix, LLC, or Orsenix, a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. Approximately 2,000 patients are diagnosed with APL in the United States and Europe annually, representing a potential total addressable market opportunity for APL of approximately $250 million based on current pricing estimates. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. Because SY-2101 is dosed orally once daily, we believe it has the potential to become the standard-of-care frontline therapy for APL by providing comparable efficacy with a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. We plan to initiate a dose confirmation study of SY-2101 in the second half of 2021 and anticipate reporting confirmatory dose and PK data in the first half of 2022. Following confirmation of a dose that demonstrates comparable PK to IV ATO, we intend to initiate a registration-enabling Phase 3 clinical trial in patients with newly diagnosed APL in 2022 which, if successful, could enable us to submit an NDA as early as 2024.

SY-5609

In January 2020, we dosed the first patient in a Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors, including breast, colorectal, lung, ovarian and pancreatic cancers, and in solid tumors of any histology having retinoblastoma-pathway, or Rb pathway, alterations. The primary objectives of this trial are to assess the safety and tolerability of escalating doses of SY-5609, with the goal of establishing a maximum tolerated dose. Additional objectives include assessments of anti-tumor activity, PK, pharmacodynamics, or PD, and potential predictive biomarkers, including Rb pathway alterations. In June 2020, we began enrolling patients in a trial cohort assessing the safety of escalating doses of SY-5609 in combination with fulvestrant in HR-positive/HER2-negative metastatic breast cancer patients who have progressed after treatment with a CDK4/6 inhibitor. In a future expansion portion of the Phase 1 clinical trial, multiple cohorts are planned to further evaluate the safety and anti-tumor activity of SY-5609 as both a single agent and in combination with other therapies.

At the 32nd EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium held in October 2020, or ENA 2020, we reported initial safety, PK, and PD data from the ongoing Phase 1 study of SY-5609. These data demonstrated proof of mechanism and support our ongoing development of SY-5609 for difficult-to-treat cancers. As of an August 21, 2020 data cut-off, 17 patients had been enrolled in the trial and were eligible for safety, PK and PD analysis. Patients were either treated with continuous daily dosing of single-agent SY-5609 at 1, 3, 4 or 5 mg, or for three weeks on and one week off at 3 mg in combination with fulvestrant. The data showed that SY-5609 demonstrated dose-dependent increases in POLR2A mRNA expression, a PD marker being used in the trial to measure CDK7 biological activity. Notably, increases in POLR2A in patients treated at 3 mg daily reached levels associated with tumor regressions in preclinical models, as well as with levels of CDK7 target engagement at which a clinical response and apoptosis were observed in a trial of patients treated with SY-1365, an IV CDK7 inhibitor that we had been developing in a Phase 1 clinical trial before we made the portfolio decision in October 2019 to discontinue its further development and prioritize the development of SY-5609. SY-5609 demonstrated approximately dose-proportional PK as both a single agent and in combination, minimal accumulation with repeat dosing, and a steady state half-life compatible with once-daily dosing. The majority of adverse events reported with SY-5609 as a single agent were low grade. The most common adverse events were nausea, diarrhea, fatigue, platelet count decrease, and vomiting. The safety profile of SY-5609 in combination with fulvestrant was consistent with that of single-agent SY-5609. Five of the 13 patients treated with single-agent SY-5609 were response evaluable, and of those, three achieved stable disease and two had progressive disease; one of the four patients treated in the combination cohort was response evaluable and had progressive disease. The maximum tolerated dose for continuous daily dosing was achieved at 3 mg. The Phase 1 clinical trial continues to actively enroll patients with select solid tumors, with additional cohort extensions in select populations. Alternate dosing regimens are also being explored in the trial. We expect to report additional dose escalation data, including clinical activity data, in the third quarter of 2021, and to initiate the expansion portion of the Phase 1 clinical trial in the second half of 2021.

Recent Developments

On January 22, 2021, we issued and sold an aggregate of 5,400,000 shares of our common stock in an underwritten public offering at a public offering price of $14.00 per share, resulting in gross proceeds of $75.6 million before deducting underwriting discounts and commissions and other transaction expenses of approximately $4.8 million. The public offering was made pursuant to an underwriting agreement between us and Cowen and Company, LLC and Piper Sandler & Co., as representatives of the several underwriters, on January 19, 2021. The public offering price was $14.00 per share, and the underwriters agreed to purchase shares from us pursuant to the underwriting agreement at a price of $13.16 per share. The shares were issued pursuant to a shelf registration statement on Form S-3 that was filed with the SEC on June 12, 2020 and declared effective by the SEC on June 22, 2020.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2020, we recognized approximately $15.1 million of revenue, $11.7 million of which was related to our collaboration with GBT and $3.4 million of which was related to our target discovery collaboration with Incyte. For the years ended December 31, 2019 and 2018, we recognized $2.0 million and $2.1 million of revenue, respectively, all of which was attributable to our collaboration agreement with Incyte.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
SY-1425 external costs (1)	$12,175	$7,076	$6,901
SY-5609 and other CDK7 program external costs (1)(2)	11,229	15,992	18,234
SY-2101 program external costs (3)	12,062	—	—
Other research and platform program external costs	10,996	10,580	6,971
Employee-related expenses, including stock-based compensation	23,295	19,034	13,957
Facilities and other expenses	6,308	5,563	4,119
Total research and development expenses	$76,065	$58,245	$50,182
(1)

The results for the year ended December 31, 2019 include credits of $1.9 million and $1.2 million for our SY-1425 and SY-1365 clinical trials, respectively, due to a change in estimate of costs incurred over the life of these clinical trials through March 31, 2019.

(2)

Our SY-1365 clinical trial costs are included within this caption as part of our CDK7 programs. In October 2019 we announced our decision to discontinue further development of SY-1365, which was completed during the year ended December 31, 2020.

(3)

In December 2020, we acquired SY-2101, a product candidate in development for the treatment of APL, from Orsenix. In connection with this acquisition, we made an up-front payment of $12.0 million to Orsenix, which we recorded as research and development expenses.

We expect our research and development expenses will increase for the foreseeable future as we seek to advance our programs. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•

successful completion of preclinical studies, including activities related to preparation of investigational new drug applications, or INDs, and minimally efficacious dose studies in animals, where applicable and required, under the requirements of the U.S. Food and Drug Administration, or FDA, or another regulatory authority;

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

Interest Income

Interest income consists of interest income on our cash, cash equivalents, and investments in marketable securities, including the related amortization of premium and discounts.

Interest Expense

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and interest on finance lease arrangements.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability is the result of the remeasurement of the fair value of our warrant liability at each reporting period end.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

Revenue

To date our only revenue has consisted of collaboration and license revenue. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2020, we recognized approximately $15.1 million of revenue, $11.7 million of which was related to our collaboration with GBT and $3.4 million of which was related to our target discovery collaboration with Incyte. For the years ended December 31, 2019 and 2018, we recognized revenue of $2.0 million and $2.1 million, respectively, all of which was attributable to our target discovery collaboration with Incyte.

We recognize revenue in conformity with Accounting Standards Codification, or ASC, Revenue from Contracts with Customers, or ASC 606. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

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

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, or ASC 808, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, we apply the five-step model described above.

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

Warrants

We account for our issued warrants as either liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480-10, or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or ASC 815-40. Under ASC 480-10, warrants are considered liability if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, we consider the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

On December 8, 2020, through a private placement, we issued 10,312,500 shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 1,000,000 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 2,828,125 additional shares of common stock (or pre-funded warrants to purchase common stock in lieu thereof) at a price of $8.00 per share and accompanying warrant (or $7.99 per pre-funded warrant and accompanying warrant). The private placement resulted in aggregate gross proceeds of $90.5 million, before $0.4 million of transaction costs.

In the event of certain fundamental transactions, the holders of warrants may require us to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of the pre-funded warrants issued in the December 2020 private placement do not have similar rights. Therefore, we accounted for the warrants as a liability, while the pre-funded warrants met the permanent equity criteria classification. The pre-funded warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for us to repurchase those shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the warrants at issuance was $19.3 million, determined using Black-Scholes valuation model. We remeasured the warrant’s fair value at December 31, 2020 as $19.7 million. The change in fair value of $0.4 was recorded in our consolidated statement of operations for the year ended December 31, 2020.

Stock-Based Compensation

We account for our stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Effective January 1, 2019, grants of restricted stock units and stock option awards to other service providers, referred to as non-employees, are measured based on the grant-date fair value of the award and expensed in our consolidated statement of operations over the vesting period. Through December 31, 2018, grants of restricted stock unit and stock option awards to non-employees were required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, we were a private company and, therefore, lack company-specific historical and implied volatility information. As a result, we estimate our expected stock volatility based on a combination of our historical volatility and that of a publicly traded set of peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of stock options granted to non-employees was equal to the contractual term of the option award. Effective January 1, 2019, the expected term of stock options to non-employees can be determined using either the contractual term of the option award or the “simplified” method. We elected to continue to use the contractual term in determining the expected term of stock option to non-employees. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We use the value of our common stock to determine the fair value of restricted stock awards.

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

We have computed the fair value of stock options at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Weighted-average risk-free interest rate	1.28%	2.42%	2.56%
Expected dividend yield	—%	—%	—%
Expected option term (in years)	5.99	6.00	6.04
Volatility	78.27%	91.35%	90.26%

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2020	2019	Dollar Change	% Change
Statements of Operations Data:
Revenue	$15,093	$1,982	$13,111	662%
Operating expenses:
Research and development	76,065	58,245	17,820	31%
General and administrative	21,325	21,478	(153)	(1)%
Total operating expenses	97,390	79,723	17,667	22%
Loss from operations	(82,297)	(77,741)	(4,556)	6%
Interest income	426	2,375	(1,949)	(82)%
Interest expense	(1,792)	(72)	(1,720)	2,389%
Change in fair value of warrant liability	(375)	—	(375)	100%
Net loss	$(84,038)	$(75,438)	$(8,600)	11%

Revenue

For the year ended December 31, 2020, we recognized approximately $15.1 million of revenue, $11.7 million of which was attributable to our collaboration with GBT and $3.4 million of which was attributable to our target discovery collaboration with Incyte. For the year ended December 31, 2019, we recognized $2.0 million of revenue, all of which was attributable to our target discovery collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $17.8 million, or 31%, from $58.2 million for the year ended December 31, 2019 to $76.1 million for the year ended December 31, 2020. The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019, together with the changes to those items in dollars (in thousands):

	Year Ended December 31,
	2020	2019	Dollar Change	% Change
External research and development	$42,981	$30,129	$12,852	43%
Employee-related expenses, excluding stock-based compensation	18,563	15,561	3,002	19%
Stock-based compensation	4,732	3,472	1,260	36%
Consulting, licensing and professional fees	3,481	3,520	(39)	(1)%
Facilities and other expenses	6,308	5,563	745	13%
Total research and development expenses	$76,065	$58,245	$17,820	31%

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $12.9 million, or 43%, in external research and development, primarily attributable to the $12.0 million paid to Orsenix for the acquisition of the SY-2101, and due to the increases in costs associated with the continued advancement of our existing clinical trials of SY-5609 and SY-1425 and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $3.0 million, or 19%, for employee-related expenses, including increased salary and benefits primarily due to our increased headcount;
•	an increase of approximately $1.3 million, or 36%, for stock-based compensation, also primarily due to our increased headcount; and
•

an increase of approximately $0.7 million, or 13%, in facilities and other expenses primarily due to the rent expense related to the lease for our headquarters, over which we took possession for accounting purposes in May 2019.

General and Administrative Expense

General and administrative expense remained consistent during the year ended December 31, 2020 when compared to the year ended December 31, 2019. A slight decrease in consulting and outside services fees led to a decrease in general and administrative expense of approximately $0.2 million, or 1%, from $21.5 million for the year ended December 31, 2019 to $21.3 million for the year ended December 31, 2020.

Interest income

Interest income was derived from our investments in cash equivalents and marketable securities. The decrease in interest income during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was due to lower yield on our investments in cash, cash equivalents and marketable securities due to capital market conditions in light of the COVID-19 pandemic during the majority of the year ended December 31, 2020.

Interest expense

Interest expense was related to our credit facility with Oxford Finance, LLC, or Oxford, and equipment financing arrangements. The increase in interest expense during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was driven by proceeds of $39.6 million, net of issuance costs, from our credit facility with Oxford, which was drawn in two tranches in February 2020 and December 2020.

Change in fair value of warrant liability

The increase in in the change in fair value of warrant liability during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was a result of the remeasurement of the fair values of warrants issued in connection with the private placement financing in December 2020.

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2019	2018	Dollar Change	% Change
Statements of Operations Data:
Revenue	$1,982	$2,050	$(68)	(3)%
Operating expenses:
Research and development	58,245	50,182	8,063	16%
General and administrative	21,478	16,164	5,314	33%
Total operating expenses	79,723	66,346	13,377	20%
Loss from operations	(77,741)	(64,296)	(13,445)	21%
Interest income	2,375	2,018	357	18%
Interest expense	(72)	(1)	(71)	7,100%
Net loss	$(75,438)	$(62,279)	$(13,159)	21%

Revenue

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

Research and Development Expense

Research and development expense increased by approximately $8.0 million, or 16%, from $50.2 million for the year ended December 31, 2018 to $58.2 million for the year ended December 31, 2019. The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018, together with the changes to those items in dollars (in thousands):

	Year Ended December 31,
	2019	2018	Dollar Change	% Change
External research and development	$30,129	$30,255	$(126)	(0)%
Employee-related expenses, excluding stock-based compensation	15,561	11,545	4,016	35%
Stock-based compensation	3,472	2,412	1,060	44%
Consulting, licensing and professional fees	3,520	1,851	1,669	90%
Facilities and other expenses	5,563	4,119	1,444	35%
Total research and development expenses	$58,245	$50,182	$8,063	16%

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
•

an increase of approximately $1.7 million, or 90%, for consulting, licensing and professional fees, primarily due to increased fees in support of our SY-1425, SY-1365 and SY-5609 clinical trials and our other preclinical programs; and

•

an increase of approximately $1.4 million, or 35%, in facilities and other expenses, primarily due to the rent expense related to the lease for our headquarters, over which we took possession for accounting purposes in May 2019.

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

Interest Income

Interest income was derived from our investments in cash equivalents and marketable securities. The increase in interest income from the year ended December 31, 2018 to the year ended December 31, 2019 was due to higher average cash balances during 2019 as compared to 2018.

Interest Expense

Interest expense was related to our equipment financing arrangements. The increase in interest expense from the year ended December 31, 2018 to the year ended December 31, 2019, was due to a new equipment financing lease entered into during the year ended December 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through December 31, 2020 primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

On February 12, 2020, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to the Company. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. As of December 31, 2020, $20.0 million remains available under the Loan Agreement, at the sole discretion of Oxford.

On June 12, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $300.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The registration statement was declared effective on June 22, 2020. Further, in June 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through Cowen pursuant to the registration statement.

Upon entry into the 2020 sales agreement, we terminated our prior at-the-market sales facility pursuant to the original sales agreement with Cowen, dated July 20, 2017, or the 2017 sales agreement. During the year ended December 31, 2020, we issued $12.3 million in common stock under the 2017 sales agreement. We did not issue any shares of common stock pursuant to the 2020 sales agreement during the year ended December 31, 2020.

As of December 31, 2020, $75.0 million of our common stock remained available for future issuance under the 2020 sales agreement.

As of December 31, 2020, $300.0 million of securities remained available for issuance under the shelf registration statement.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $174.0 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(57,364)	$(60,253)	$(40,315)
Investing activities	46,664	(11,734)	(10,643)
Financing activities	142,953	65,990	69,084
Net increase (decrease) in cash, cash equivalents and restricted cash	$132,253	$(5,997)	$18,126

Net Cash Used in Operating Activities

The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $57.4 million during the year ended December 31, 2020, compared to $60.3 million during the year ended December 31, 2019. The decrease in cash used in operating activities was primarily due to a $20.0 million collection of the advanced payment pursuant to our collaboration agreement with GBT, offset by higher operating expenses associated with our ongoing preclinical and clinical development activities and the asset acquisition of SY-2101 during the year ended December 31, 2020.

Net cash used in operating activities was $60.3 million during the year ended December 31, 2019, compared to $40.3 million during the year ended December 31, 2018. The increase in cash used in operating activities was primarily due to a $13.1 million increase in our net loss from continuing operations and proceeds received upon entry into the Incyte target discovery collaboration during the year ended December 31, 2018 that did not reoccur in 2019.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $46.7 million during the year ended December 31, 2020, compared to net cash used in investing activities of $11.7 million during the year ended December 31, 2019. The change in net cash provided by investing activities was primarily due to our reinvestment of $50.0 million of our funds from marketable securities upon their maturities into cash equivalents during the year ended December 31, 2020, and our purchase of $12.6 million of property and equipment for the buildout of our corporate headquarters during the year ended December 31, 2019.

Net cash used in investing activities was $11.7 million during the year ended December 31, 2019, compared to $10.6 million during the year ended December 31, 2018. The increase in cash used in investing activities was primarily due to $12.6 million of purchases of property and equipment during the year ended December 31, 2019 as compared to $1.4 million for the year ended December 31, 2018 due to the buildout of our corporate headquarters during the year ending December 31, 2019. This amount was offset by net maturities of marketable securities of $0.8 million for the year ended December 31, 2019, as compared to net purchases of $9.3 million for the year ended December 31, 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $143.0 million during the year ended December 31, 2020, compared to net cash provided by financing activities of $66.0 million during the year ended December 31, 2019. Cash provided by financing activities for the year ended December 31, 2020 was the result of net proceeds of $39.6 million drawn from our credit facility with Oxford, $90.4 million from the issuance of securities in the December 2020 private placement, $11.9 million from the issuance of shares of our common stock pursuant to the 2017 sales agreement, $1.1 million from the issuance of shares of our common stock through our employee benefit plan and $0.4 million from issuance of common stock through our employee stock purchase plan, offset by payments of $0.2 million under our capital lease obligations and payments of $0.2 million of offering costs. Cash provided by financing activities for year ended December 31, 2019 of $66.0 million was primarily due to $65.0 million in net proceeds raised through two concurrent public offerings of equity securities that closed in April 2019.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance our clinical trials of SY-1425, SY-2101 and SY-5609, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our product candidates.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2020, together with the net proceeds from the underwritten public offering of our common stock that closed in January 2021, will enable us to fund our planned operating expense and capital expenditure requirements into 2023.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of SY-1425, SY-2101 and SY-5609 and any associated companion diagnostic tests;
•	research and preclinical development efforts for any future product candidates that we may develop;
•	the number of future product candidates that we pursue and their development requirements;
•	our ability to enter into, and the terms and timing of, any collaborations, licensing agreements or other arrangements;
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

•	the timing and amount of milestone payments due to Orsenix associated with the development and commercialization of SY-2101;
•	revenue received from commercial sales, if any, of our current and future product candidates;
•	our headcount growth and associated costs as we advance our research and development programs and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the impact of the COVID-19 pandemic.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2020, we had no significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYROS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Syros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syros Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with US generally accepted accounting principles.

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

Boston, Massachusetts

March 4, 2021

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$173,984	$41,441
Marketable securities	—	49,975
Accounts receivable	7	20,000
Contract assets	2,324	158
Prepaid expenses and other current assets	2,242	2,649
Restricted cash, current portion	—	290
Total current assets	178,557	114,513
Property and equipment, net	14,213	15,210
Other long-term assets	1,966	490
Restricted cash, net of current portion	3,086	3,086
Right-of-use asset – operating lease	14,831	15,821
Right-of-use assets – financing leases	597	858
Total assets	$213,250	$149,978
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,603	$5,853
Accrued expenses	11,084	10,646
Deferred revenue, current portion	12,209	5,739
Financing lease obligations, current portion	265	241
Operating lease obligation, current portion	1,463	1,037
Total current liabilities	28,624	23,516
Deferred revenue, net of current portion	9,877	22,639
Financing lease obligations, net of current portion	356	621
Operating lease obligation, net of current portion	24,578	24,018
Warrant liability	19,711	—
Debt, net of debt discount, long term	39,551	—
Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2020 and December 31, 2019; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2020 and December 31, 2019; 56,222,746 and 43,367,801 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	56	43
Additional paid-in capital	467,518	372,100
Accumulated other comprehensive gain	—	24
Accumulated deficit	(377,021)	(292,983)
Total stockholders' equity	90,553	79,184
Total liabilities and stockholders' equity	$213,250	$149,978

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2020	2019	2018
Revenue	$15,093	$1,982	$2,050
Operating expenses:
Research and development	76,065	58,245	50,182
General and administrative	21,325	21,478	16,164
Total operating expenses	97,390	79,723	66,346
Loss from operations	(82,297)	(77,741)	(64,296)
Interest income	426	2,375	2,018
Interest expense	(1,792)	(72)	(1)
Change in fair value of warrant liability	(375)	—	—
Net loss applicable to common stockholders	$(84,038)	$(75,438)	$(62,279)
Net loss per share applicable to common stockholders - basic and diluted	$(1.82)	$(1.88)	$(1.91)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	46,051,617	40,222,182	32,656,237

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Net loss	$(84,038)	$(75,438)	$(62,279)
Other comprehensive (loss) gain:
Unrealized holding (loss) gain on marketable securities	(24)	27	39
Comprehensive loss	$(84,062)	$(75,411)	$(62,240)

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common Stock		Series A Convertible Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2017	26,423,375	$26	—	$—	$220,606	$(42)	$(155,266)	$65,324
Exercise of stock options	214,533	—	—	—	626	—	—	626
Issuance of common stock to Incyte Corporation, net of issuance costs of $100	793,021	1	—	—	7,647	—	—	7,648
Issuance of common stock in underwritten public offering, net of issuance costs of $3,300	4,816,753	6	—	—	42,694	—	—	42,700
Issuance of common stock through private placement	144,505	—	—	—	1,380	—	—	1,380
Issuance of common stock at-the-market, net of issuance costs of $107	1,373,677	1	—	—	16,537	—	—	16,538
Stock-based compensation expense	—	—	—	—	6,610	—	—	6,610
Other comprehensive gain	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	(62,279)	(62,279)
Balance at December 31, 2018	33,765,864	$34	—	$—	$296,100	$(3)	$(217,545)	$78,586
Exercise of stock options	60,181	—	—	—	211	—	—	211
Issuance of common stock and accompanying warrants in underwritten public offering, net of issuance costs of $4,600	8,667,333	9	—	—	60,350	—	—	60,359
Issuance of preferred stock and accompanying warrants in underwritten public offering, net of issuance costs of $400	—	—	666	—	4,638	—	—	4,638
Conversion of preferred stock (1,000 to 1 conversion ratio)	666,000	—	(666)	—	—	—	—	—
Issuance of common stock at-the-market, net of issuance cost	180,787	—	—	—	799	—	—	799
Issuance of shares under Employee Stock Purchase Plan	27,386	—	—	—	161	—	—	161
Exercise of warrants	250	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	9,839	—	—	9,839
Other comprehensive gain	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(75,438)	(75,438)
Balance at December 31, 2019	43,367,801	$43	—	$—	$372,100	$24	$(292,983)	$79,184
Exercise of stock options	170,723	—	—	—	1,076	—	—	1,076
Vesting of restricted stock units	109,362	—	—	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	59,550	—	—	—	433	—	—	433
Issuance of common stock at-the-market, net of issuance costs of $411	2,201,810	2	—	—	11,917	—	—	11,919
Issuance of common stock and accompanying Pre-funded warrants at private placement, net of issuance costs of $401	10,312,500	11	—	—	70,742	—	—	70,753
Issuance of warrants related to entering into debt arrangement	—	—	—	—	302	—	—	302
Exercise of warrants	1,000	—	—	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	10,939	—	—	10,939
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(84,038)	(84,038)
Balance at December 31, 2020	56,222,746	$56	—	$—	$467,518	$—	$(377,021)	$90,553

See accompanying notes to consolidated financial statements

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Operating activities
Net loss	$(84,038)	$(75,438)	$(62,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,774	2,521	1,604
Amortization of financing right-of-use asset	261	201	—
Loss on disposal of fixed assets	—	(181)	—
Stock-based compensation expense	10,939	9,839	6,610
Change in fair value of warrant liability	375	—	—
Net amortization of premiums and discounts on marketable securities	(49)	(949)	(642)
Amortization of debt-discount and accretion of deferred debt costs	287	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	309	(783)	(500)
Accounts receivable	19,993	(20,158)	—
Contract assets	(2,166)	—	—
Other long-term assets	(1,269)	—	(34)
Accounts payable	(1,057)	1,493	888
Accrued expenses	593	(3,576)	4,191
Deferred revenue	(6,292)	18,176	10,202
Proceeds for tenant improvement incentive from landlord	2,035	7,237	—
Operating lease asset and liabilities	(59)	1,365	—
Deferred rent and lease incentive	—	—	(355)
Net cash used in operating activities	(57,364)	(60,253)	(40,315)
Investing activities
Purchases of property and equipment	(3,336)	(12,638)	(1,384)
Proceeds from the disposition of property and equipment	—	110	9
Purchases of marketable securities	—	(108,206)	(96,768)
Maturities of marketable securities	50,000	109,000	87,500
Net cash provided by (used in) investing activities	46,664	(11,734)	(10,643)
Financing activities
Payments on financing and capital lease obligations	(241)	(205)	(50)
Proceeds from issuance of common stock through employee benefit plans	1,076	211	626
Proceeds from the issuance of common stock through employee stock purchase plan	433	161	—
Proceeds from the issuance of common stock through exercise of warrants	—	2	—
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	11,896	824	16,538
Proceeds from term loan, net of issuance costs	39,619	—	—
Proceeds from issuance of common stock and accompanying warrants and pre-funded warrants in private placement, net of issuance costs	90,377	—	—
Proceeds from issuance of common stock and accompanying warrants in public offerings and private placements, net of issuance costs	—	60,359	51,970
Proceeds from issuance of convertible preferred stock and accompanying warrants in public offering, net of issuance costs	—	4,638	—
Payment of offering costs	(207)	—	—
Net cash provided by financing activities	142,953	65,990	69,084
Increase (decrease) in cash, cash equivalents and restricted cash	132,253	(5,997)	18,126
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	44,817	50,814	32,688
End of period	$177,070	$44,817	$50,814
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,505	$72	$2
Cash paid for tax	$7	$29	$7
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$6	$1,565	$268
Asset acquired under operating lease	$—	$16,240	$—
Assets acquired under financing lease	$—	$1,059	$28
Deferred debt financing costs incurred but unpaid as of period end	$5	$58	$—
Offering costs incurred but unpaid as of period end	$298	$23	$—

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

On December 8, 2020, through a private placement, the Company issued 10,312,500 shares of the Company’s common stock, par value $0.001 per share, and, in lieu of such shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,000,000 shares of common stock, and, in each case, accompanying warrants (the “Warrants”) to purchase an aggregate of up to 2,828,125 additional shares of common stock (or Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $8.00 per share and accompanying Warrant (or $7.99 per Pre-Funded Warrant and accompanying Warrant). The private placement resulted in gross proceeds of $90.5 million, before $0.4 million of transaction costs.

On December 4, 2020, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Orsenix, LLC (“Orsenix”), pursuant to which the Company acquired all of Orsenix’s assets related to a novel oral form of arsenic trioxide, which the Company refers to as SY-2101 (the “Product”). Under the terms of the Asset Purchase Agreement, the Company was required to pay to Orsenix an upfront fee of $12.0 million, which was paid with cash on hand upon the closing of the transaction. In addition the Company is required to pay single-digit million milestone payments related to the development of the Product in indications other than APL; $6.0 million following the achievement of a regulatory milestone related to the development of the Product in APL; and up to $10.0 million upon the achievement of certain commercial milestones with respect to the Product.

In April 2019, the Company completed two concurrent underwritten public offerings of the Company’s equity securities, which together resulted in gross proceeds to the Company of $70.0 million, before underwriting discounts and commissions and offering expenses of approximately $5.0 million. In one of the public offerings, the Company sold 8,667,333 shares of its common stock and accompanying Class A warrants (the “2019 Warrants”) to purchase 1,951,844 shares of the Company’s common stock, at a combined price to the public of $7.50 per common share and accompanying 2019 Warrant. In the other public offering, the Company sold 666 shares of its Series A convertible preferred stock (the “Series A Stock”), and accompanying 2019 Warrants to purchase 166,500 shares of the Company’s common stock, at a combined public offering price of $7,500 per share and accompanying 2019 Warrant. Each 2019 Warrant is immediately exercisable at an exercise price of $8.625 per share, subject to adjustment in certain circumstances, and will expire on October 10, 2022. During November 2019, the Company issued and sold an aggregate of 180,787 shares of its common stock to the public pursuant to its at-the-market sales facility, resulting in aggregate gross proceeds of $0.9 million.

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $84.0 million, $75.4 million and $62.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had an accumulated deficit of $377.0 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $174.0 million as of December 31, 2020 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, which include, but are not limited to, expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, warrant liability, stock-based compensation expense, accrued expenses and income taxes. Actual results may differ from those estimates or assumptions.

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2020.

Other Long-Term Assets

At December 31, 2020, other long-term assets primarily consisted of advance payments made to the contract research organizations responsible for conducting the Company’s SY-1425 and SY-5609 clinical trials. At December 31, 2019, other long-term assets primarily consisted of advance payments made to the contract research organization responsible for conducting the Company’s clinical trials of SY-1425.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

To date the Company’s only revenue has consisted of collaboration and license revenue. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2020, the Company recognized approximately $15.1 million of revenue, $11.7 million of which was related to the Company’s collaboration with Global Blood Therapeutics, Inc. (“GBT”), and $3.4 million of which was related to the Company’s target discovery collaboration with Incyte Corporation (“Incyte”). For the years ended December 31, 2019 and 2018, the Company recognized $2.0 million and $2.1 million of revenue, respectively, all of which was attributable to the target discovery collaboration with Incyte.

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

Warrants

The Company accounts for issued warrants as either liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liability if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Effective January 1, 2019, grants of restricted stock units and stock option awards to other service providers, referred to as non-employees, are measured based on the grant-date fair value of the award and expensed in the Company’s consolidated statement of operations over the vesting period. Through December 31, 2018, grants of restricted stock unit and stock option awards to non-employees were required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and, therefore, lacks Company-specific historical and implied volatility information. As a result, the Company estimates its expected stock volatility based on a combination of its historical volatility and that of a publicly traded set of peer companies. The Company expects to continue to do so until

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of stock options granted to non-employees was equal to the contractual term of the option award. Effective January 1, 2019, the expected term of stock options to non-employees can be determined using either the contractual term of the option award or the “simplified” method. The Company elected to continue to use the contractual term in determining the expected term of the stock option. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

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

For stock-based awards that contain performance-based milestones, the Company records stock-based compensation expense in accordance with the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. For certain of the performance-based awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. Compensation expense for such awards is recognized over the six-year vesting period unless management determines that the achievement of any performance-based milestones is probable, in which case expense is accelerated.

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

As of December 31, 2020, 1,000,000 Pre-Funded Warrants to purchase common stock, issued in connection with the December 2020 private placement (refer to Note 11), were included in the basic and diluted net loss per share calculation.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2020	2019	2018
Stock options	5,468,605	4,618,421	3,732,643
Unvested restricted stock units	1,734,383	1,116,358	—
Warrants*	4,990,156	2,118,094	—
Total	12,193,144	7,852,873	3,732,643

* As of December 31, 2020, this is comprised of 2,117,094 2019 Warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 11), 27,548 warrants to purchase common stock issued in connection with the execution and first draw of the Loan Agreement in February 2020 (refer to Note 7), 17,389 warrants to purchase common stock issued in connection with the second draw on the Loan Agreement in December 2020 (refer to Note 7), and 2,828,125 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 11). As of December 31, 2019, this was comprised solely of 2,118,094 2019 Warrants to purchase common stock issued in connection with the Company’s April 2019 financing.

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 46,051,617, 40,222,182 and 32,656,237 shares for the years ended December 31, 2020, 2019 and 2018, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating this new standard and does not anticipate that it will have a material impact on its consolidated financial statements and related disclosures.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 (“ASU 2019-04”). ASU 2019-04 clarifies the accounting treatment for the measurement of credit losses under ASC 236 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2019-04 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this new standard and does not anticipate that it will have a material impact on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers (“ASU 2018-18”). ASU 2018-18 (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in ASC 808 to align with ASC 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of ASC 606, and (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The Company adopted ASU 2018-18 effective January 1, 2020, and the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820) (“ASU 2018-13”), which provides for changes to the disclosure requirements for recurring and nonrecurring fair value measurements under Topic 820. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Provisions of ASU 2018-13 including changes in unrealized gains and losses, the range and weighted

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty were required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company adopted ASU 2018-13 effective January 1, 2020, and the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Company, including the provision of data package information. As such, these two promises are inputs to a combined output (the delivery of data package allowing GBT to make an Option exercise decision) and are bundled into a single performance obligation (the non-exclusive research license and research and development service performance obligation).

At inception, the total transaction price was determined to be approximately $60.0 million, which consisted of a $20.0 million upfront non-refundable and non-creditable technology access fee and approximately $40.0 million in reimbursable costs for employee and external research and development expenses. The GBT Collaboration Agreement also provides for development and regulatory milestones which are only payable subsequent to the exercise of the Option, and therefore are excluded from transaction price at inception. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that there was no change in the $60.0 million transaction price as of December 31, 2020.

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

The Company had no account receivable balance as of December 31, 2020, and an account receivable balance of $20.0 million as of December 31, 2019. The Company had a contract asset balance of $2.3 million as of December 31, 2020, and no contract asset balance as of December 31, 2019. As of December 31, 2020, the Company had deferred revenue related to the GBT Collaboration Agreement of $16.7 million, of which $8.4 million and $8.3 million was classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s consolidated balance sheet.  As of December 31, 2019, the Company had deferred revenue of $20.0 million, of which $4.5 million and $15.5 million was classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s consolidated balance sheet. The Company recognized $11.7 million of revenue under the GBT Collaboration Agreement during the year ended December 31, 2020 and none during the year ended December 31, 2019.

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

The Incyte Collaboration Agreement also provides for development and regulatory milestones that are only payable subsequent to the exercise of an option and were therefore excluded from transaction price at inception. The Company re-evaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $3.4 million, $2.0 million and $2.1 million of revenue, respectively, under the Incyte Collaboration Agreement. As of December 31, 2020, the Company has deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $5.4 million, of which $3.8 million and $1.6 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s consolidated balance sheets.

The following table presents the changes in contract assets and liabilities for the year ended December 31, 2020 (in thousands):

	Balance at December 31, 2019	Additions	Deductions	Balance at December 31, 2020
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$20,000	$6,644	$26,637	$7
Unbilled receivables from collaboration partners	158	7,725	5,559	2,324
Total accounts receivable and contract assets	$20,158	$14,369	$32,196	$2,331
Contract liabilities:
Deferred revenue - Incyte	$8,378	$335	$3,348	$5,365
Deferred revenue - GBT	20,000	746	4,025	16,721
Total contract liabilities	$28,378	$1,081	$7,373	$22,086

The change in deferred revenue is due to the timing of the payments and the recognition of revenue related to the Company’s collaboration agreements during the period.

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

Cash equivalents and marketable securities, available-for-sale, consisted of the following at December 31, 2020 and December 31, 2019 (in thousands):

		Unrealized	Unrealized	Fair
December 31, 2020	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$173,984	$—	$—	$173,984
Total:	$173,984	$—	$—	$173,984

		Unrealized	Unrealized	Fair
December 31, 2019	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$29,441	$—	$—	$29,441
Overnight repurchase agreements	12,000	—	—	12,000
Marketable securities:
U.S. treasury obligations	49,951	24	—	49,975
Total:	$91,392	$24	$—	$91,416

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During, the years ended December 31, 2020, 2019 and 2018, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

There were no marketable securities held as of December 31, 2020 and all marketable securities held at December 31 2019 had maturities of less than twelve months when purchased.

5. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and money market funds	$173,984	$173,984	$—	$—
	$173,984	$173,984	$—	$—

Liabilities:
Warrant liability	$19,711	$—	$—	$19,711
	$19,711	$—	$—	$19,711

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$29,441	$29,441	$—	$—
Overnight repurchase agreements	12,000	—	12,000	—
Marketable securities:
U.S. treasury obligations	49,975	49,975	—	—
	$91,416	$79,416	$12,000	$—

Assumptions Used in Determining Fair Value of Warrants

The Company issued Warrants in connection with private placement on December 8, 2020 (see Note 11). In the event of certain fundamental transactions involving the Company, the Warrant holders may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs; therefore, these Warrants were accounted as liabilities.  The Company recorded the fair value of the Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the Warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the Warrants is considered under Level 3 of the fair value hierarchy and influenced by the fair value of the underlying common stock of the Company.

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	Issued on December 8, 2020	December 31, 2020
Risk-free interest rate	0.39%	0.35%
Dividend yield	—	—
Expected life (in years)	5.00	4.94
Expected volatility	82.08%	82.66%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 Warrant liability for the year ended December 31, 2020 (in thousands):

Warrant liability
Fair value as of December 31, 2019	$—
Warrants issued in connection with private placement	19,336
Change in fair value	375
Fair value as of December 31, 2020	$19,711

6. Restricted Cash

At December 31, 2020, the Company had $3.1 million in restricted cash, which was classified as long-term on the Company’s consolidated balance sheets. The restricted cash pertained to the $3.1 million letter of credit issued by the Company in connection with the 2019 Lease (See Note 10). The letter of credit will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

At December 31, 2019, the Company had $3.4 million in restricted cash, of which $0.3 million was classified as short-term and $3.1 million as long-term on the Company’s consolidated balance sheets. The short-term portion was related to the letter of credit associated with the 2015 Lease (See Note 10), which was released in 2020, and the long-term portion related to the letter of credit associated with the 2019 Lease.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows as of December 31, 2020, 2019, 2018 and 2017 (in thousands):

	December 31,
	2020	2019	2018	2017
Cash and cash equivalents	$173,984	$41,441	$49,886	$32,205
Restricted cash, current portion	—	290	638	193
Restricted cash, net of current portion	3,086	3,086	290	290
Total cash, cash equivalents and restricted cash	$177,070	$44,817	$50,814	$32,688

7. Oxford Finance Loan Agreement

On February 12, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (the “Lender”). Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to the Company. A $20.0 million term loan (first tranche) was funded on February 12, 2020, and another $20.0 million term loan (second tranche) was funded on December 23, 2020. The remaining $20.0 million is still available under the Loan Agreement, at the sole discretion of the Lender.

The term loan bears interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of 5.98% and the greater of (A) one-month LIBOR or (B) 1.77%. The Loan Agreement provides for interest-only payments until March 1, 2023, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on March 1, 2023 and continuing through February 1, 2025 (the “Maturity Date”). The Company paid a facility fee of $0.1 million upon the issuance of the first tranche, paid a facility fee of $75,000 upon the issuance of the second tranche, and must pay a $50,000 facility fee if and when the third tranche is issued. The Company is required to make a final payment equal to 5.00% of the amount of the term loan drawn payable on the earlier of (i) the prepayment of the term loan or (ii) the Maturity Date. At the Company’s option, the Company may elect to prepay the loans subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.

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

In connection with the issuance of the first tranche, the Company issued the Lender warrants to purchase 27,548 shares of the Company’s common stock at an exercise price per share of $7.26 in February 2020. In connection with the issuance of the second tranche, the Company issued the Lender warrants to purchase 17,389 shares of the Company’s common stock at an exercise price of $11.50 per share in December 2020 (collectively, the “Oxford Warrants”). The Oxford Warrants are exercisable within five years from the respective dates of issuance.

The Oxford Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Oxford Warrants do not provide any guarantee of value or return. The Company valued the Oxford Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the Oxford Warrants to be $0.1 million for the first tranche and $0.2 million for the second tranche. The key inputs to the valuation model included an average volatility of 75.43% for the first tranche and 82.41% for the second tranche, and an expected term of 5.0 years for both tranches.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company has the following minimum aggregate future loan payments as of December 31, 2020 (in thousands):

Year ended December 31, 2021	$—
Year ended December 31, 2022	—
Year ended December 31, 2023	16,666
Year ended December 31, 2024	20,000
Year ended December 31, 2025	3,334
Total minimum payments	$40,000
Less unamortized debt discount	(645)
Plus accumulated accretion of final fees	196
Less current portion	—
Long-term debt, net of current portion	$39,551

For the year ended December 31, 2020, interest expense related to the Loan Agreement was approximately $1.7 million. The total carrying value of debt is classified as long-term on the Company’s consolidated balance sheets as of December 31, 2020. The carrying value of the outstanding debt facility approximates its fair value, considering that it bears interest that is similar to prevailing market rates. The debt facility fair value is determined based on the Level 2 fair value hierarchy.

8. Property and Equipment

Property and Equipment consist of the following as of December 31, 2020 and 2019 (in thousands):

	Estimated useful life
	(in years)	December 31, 2020	December 31, 2019
Construction-in-process	-	$6	$164
Laboratory equipment	5	7,028	5,401
Computer equipment	3	1,841	1,628
Furniture and fixtures	4	897	852
Leasehold improvements	*	11,657	11,607
		$21,429	$19,652
Less: Accumulated depreciation		(7,216)	(4,442)
Total property and equipment, net		$14,213	$15,210
*

Leasehold improvements are depreciated over the shorter of the life of the asset and the term of the lease at 9.3 years and 10.3 years as of December 31, 2020 and 2019, respectively. The Company moved into its corporate headquarters in November 2019 and 10.3 years represents the period until the 2019 Lease expires.

Depreciation expense, including depreciation expense for two immaterial capital leases, for the years ended December 31, 2020, 2019 and 2018 was $2.8 million, $2.5 million and $1.6 million, respectively.

9. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
External research and preclinical development	$4,702	$5,395
Employee compensation and benefits	5,715	4,174
Professional fees	602	694
Facilities and other	65	383
	$11,084	$10,646

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

On January 8, 2019, the Company entered into a lease (the “2019 Lease”) with respect to approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term commencing in January 2019 and ending in February 2030. The Company has the option to extend the lease term for one additional ten (10) year period. The 2019 Lease has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the 2019 Lease, including any rent-free periods. The 2019 Lease includes certain lease incentives in the form of tenant allowances. The 2019 Lease also includes an abatement period in which the Company was not required to remit monthly rent payments until March 2020.

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 6).

The Company determined that, for purposes of applying ASC 842, the commencement date of the 2019 Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On the Company’s consolidated balance sheets, the Company classified $1.4 million and $1.0 million of the lease liability as short-term and $24.6 million and $24.0 million of the lease liability as long-term as of December 31, 2020 and 2019, respectively.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of December 31, 2020 (in thousands):

	Operating	Financing
Year ended December 31, 2021	$3,824	$313
Year ended December 31, 2022	3,935	313
Year ended December 31, 2023	4,049	66
Year ended December 31, 2024	4,166	—
Year ended December 31, 2025 and beyond	23,543	—
Total minimum lease payments	39,517	692
Less imputed interest	(13,476)	(70)
Total lease liability	$26,041	$622

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of December 31, 2020 (in thousands):

Year Ended December 31, 2020
Lease cost:
Operating lease cost	$3,063
Financing lease cost:
Amortization of right-of-use asset	$261
Interest on lease liabilities	71
Total financing lease cost	$332
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$3,122
Operating cash flows from financing lease	$313

Other information:	Year Ended December 31, 2020
Weighted-average remaining lease term (in years) - operating lease	9.09
Weighted-average discount rate - operating lease	9.30%
Weighted-average remaining lease term (in years) - financing lease	2.30
Weighted-average discount rate - financing lease	9.47%

Prior to the adoption of ASC 842 effective January 1, 2019, the Company accounted for its leases under the guidance of ASC 840 as either operating with the liability recorded to the balance sheet based on escalating rent payments or capital and recorded to fixed assets and amortized over the term of the lease.

Asset Purchase Agreement

Orsenix, LLC

On December 4, 2020, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Orsenix, LLC (“Orsenix”), pursuant to which the Company acquired all of Orsenix’s assets related to a novel oral form of arsenic trioxide, which the Company refers to as SY-2101. Under the terms of the Asset Purchase Agreement, the Company is required to pay to Orsenix:

•an upfront fee of $12.0 million, which was paid with cash on hand upon the closing of the transaction;

•single-digit million milestone payments related to the development of SY-2101 in indications other than APL;

•$6.0 million following the achievement of a regulatory milestone related to the development of SY-2101 in APL; and

•up to $10.0 million upon the achievement of certain commercial milestones with respect to SY-2101.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company’s obligation to pay the commercial milestone payments expires following the tenth anniversary of the first commercial sale of SY-2101. The Asset Purchase Agreement requires the Company to use commercially reasonable efforts to develop and commercialize SY-2101 for APL in the United States during such period, and to use commercially reasonable efforts to dose the first patient in a Phase 3 clinical trial of SY-2101 on or before the third anniversary of the closing of the transaction; however, the Company retains sole discretion to operate the acquired assets as it determines. The assets acquired from Orsenix do not meet the definition of a business under ASC Business Combinations (or ASC 805) because substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset, the rights to SY-2101. Furthermore, as the acquired asset does not include a substantive process, the asset does not meet the minimum requirements to be considered a business under ASC 805. As SY-2101 does not have an alternative future use, the Company recorded the $12.0 million upfront cash payment as research and development expense on the date of acquisition in December 2020. The Company will expense any future milestone payments made prior to the time an alternative future use for SY-2101 has been established. Once an alternative future use for SY-2101 has been established, the Company will capitalize milestone payments as an addition to the carrying value of SY-2101.

License Agreement

TMRC Co. Ltd.

In September 2015, the Company entered into an exclusive license agreement with TMRC Co. Ltd. ("TMRC") to develop and commercialize tamibarotene in North America and Europe for the treatment of cancer. This agreement was amended and restated in April 2016, and further amended in January 2021 to expand the territory under which we are licensed to include Central and South America, Australia, Israel, and Russia.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company incurred fees of $0.9 million under this supply management agreement during the year ended December 31, 2020. No payments were made under the supply management agreement during the year ended December 31, 2019.

Litigation

The Company is not party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2020 or December 31, 2019.

11. Stockholders’ equity

Issuance of Securities through a Private Placement

On December 8, 2020, through a private placement, the Company issued 10,312,500 shares of common stock, and, in lieu of shares of common stock, Pre-Funded Warrants to purchase an aggregate of 1,000,000 shares of common stock, and, in each case, accompanying Warrants to purchase an aggregate of up to 2,828,125 additional shares of common stock (or Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $8.00 per share and accompanying Warrant (or $7.99 per Pre-Funded Warrant and accompanying Warrant). The private placement resulted in aggregate gross proceeds of $90.5 million, before $0.4 million of transaction costs.

In the event of certain fundamental transactions involving the Company, the holders of Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the Warrants as liabilities, while the Pre-Funded Warrants met the permanent equity criteria classification. The Pre-Funded Warrants are classified as a

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the Warrants at issuance was $19.3 million, determined using the Black-Scholes valuation model. The Company remeasured the Warrant’s fair value at December 31, 2020 as $19.7 million. The change in fair value of $0.4 was recorded in our statement of operations for the year ended December 31, 2020.

Convertible Preferred Stock and 2019 Warrants

On April 9, 2019, the Company completed two concurrent underwritten public offerings of its equity securities. In the first public offering, the Company sold 8,667,333 shares of its common stock and accompanying 2019 Warrants to purchase 1,951,844 shares of the Company’s common stock, at a combined price to the public of $7.50 per common share and accompanying 2019 Warrant. In the second public offering, the Company sold 666 shares of its Series A Preferred Stock, and accompanying 2019 Warrants to purchase 166,500 shares of the Company’s common stock, at a combined public offering price of $7,500 per share and accompanying 2019 Warrant. The offerings resulted in aggregate gross proceeds to the Company of $70.0 million, before underwriting discounts and commissions and offering expenses payable by the Company of approximately $5.0 million.

In November 2019, all 666 shares of Series A Preferred Stock were converted to 666,000 shares of common stock. As of December 31, 2019, there were no shares of our Series A Preferred Stock outstanding.

Each 2019 Warrant has an exercise price per share of common stock of $8.625, subject to adjustment in certain circumstances, and will expire on October 10, 2022. Each 2019 Warrant is immediately exercisable, provided that the holder is prohibited, subject to certain exceptions, from exercising the 2019 Warrant for shares of the Company’s common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding. This percentage may be changed at the holders’ election to a higher or lower percentage upon 61 days’ notice to the Company.

The Company evaluated the Series A Preferred Stock and 2019 Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because neither the Series A Preferred Stock nor the 2019 Warrants met the definition of liability instruments.

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

The 2019 Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2019 Warrants do not provide any guarantee of value or return. The Company valued the 2019 Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the 2019 Warrants to purchase 2,118,344 shares of the Company’s common stock at $9.0 million. The key inputs to the valuation model included an average volatility of 86.06% and an expected term of 3.5 years.

As of December 31, 2020, 2019 Warrants to purchase 2,117,094 shares of common stock are outstanding and remain unexercised.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2016 Plan was increased by 1,600,000 shares. At December 31, 2020, 1,976,944 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2020, the number of shares reserved for issuance under the 2016 ESPP was increased by 433,678 shares. At December 31, 2020, 1,769,156 shares remained available for future issuance under the 2016 ESPP.

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

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During each of the years ended December 31, 2020 and 2019, the Company recorded additional stock-based compensation expense of $0.4 million related to the acceleration of vesting of certain stock options associated with the initiation of the Phase 3 clinical trial of SY-1425 at the end of 2020 and the entry into the GBT Collaboration Agreement in December 2019, respectively. As of December 31, 2020, there was no unrecognized expense related to the performance-based stock options granted to management.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of December 31, 2020, none of these performance-based criteria had been achieved. As of December 31, 2020, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 5.7 years.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the status of stock options as of December 31, 2020 and December 31, 2019 and changes during the year ended December 31, 2020 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2019	4,618,421	$9.16	7.5	$2,525
Granted	1,195,050	7.87
Exercised	(170,723)	6.30
Cancelled	(174,143)	11.12
Outstanding at December 31, 2020	5,468,605	$8.90	7.2	$13,124
Exercisable at December 31, 2020	3,311,783	$9.37	6.4	$7,043

The intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.8 million, $0.2 million and $1.4 million, respectively.

As of December 31, 2020, there was $10.6 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 2.44 years.

Cash received from option exercises during the years ended December 31, 2020, 2019, and 2018 was $1.1 million, $0.2 million, and $0.6 million, respectively.

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

A summary of the status of restricted stock units as of December 31, 2019 and December 31, 2020 and changes during the year ended December 31, 2020 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	1,116,358	$6.75
Granted	859,500	8.15
Vested	(109,362)	6.85
Forfeited	(132,113)	7.26
Outstanding at December 31, 2020	1,734,383	$7.40

As of December 31, 2020, there was $8.5 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.37 years.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Weighted-average risk-free interest rate	1.28%	2.42%	2.56%
Expected dividend yield	—%	—%	—%
Expected option term (in years)	5.99	6.00	6.04
Volatility	78.27%	91.35%	90.26%

The weighted‑average grant date fair value per share of options granted in the years ended December 31, 2020, 2019 and 2018 was $5.30, $5.05 and $7.80, respectively.

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s statements of operations:

	Year Ended December 31,
	2020	2019	2018
Research and development	$4,732	$3,472	$2,412
General and administrative	6,207	6,367	4,198
Total stock-based compensation expense	$10,939	$9,839	$6,610

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

13. Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax provision for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Current	$4	$28	$24
Deferred	—	—	—
Total	$4	$28	$24

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2020, 2019 and 2018:

	Year ended
	December 31,
	2020	2019	2018
Federal income tax computed at federal statutory tax rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	6.12	6.56	6.01
Permanent items	(0.68)	(0.89)	(0.61)
Federal and state research and development credits	3.89	4.79	4.79
Rate change	—	—	—
Other	(0.88)	(0.77)	0.01
Change in valuation allowance	(29.45)	(30.73)	(31.24)
Effective income tax rate	—%	(0.04)%	(0.04)%

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2020 and 2019 (in thousands):

	Year ended
	December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carryforwards	$80,658	$68,026
Tax credit carryforwards	17,442	14,170
Intangible assets	3,219	46
Stock-based compensation	5,117	3,774
Leasehold incentive	—	—
Deferred revenue	6,034	2,289
Capital lease	7,284	7,526
Other	1,725	1,432
Total deferred tax assets	121,479	97,263
Less valuation allowance	(114,946)	(90,198)
Net deferred tax assets	6,533	7,065
Deferred tax liabilities:
Right-of-use asset	4,215	4,557
Fixed assets	2,318	2,508
Total deferred tax liabilities	6,533	7,065
Net deferred taxes	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2020 and 2019, respectively because the Company's management has determined that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $24.7 million in 2020 and $23.2 million in 2019 primarily relates to the net loss incurred by the Company.

As of December 31, 2020, the Company had federal net operating loss (“NOL”) carryforwards of approximately $294.4 million and state net operating loss carryforwards of $298.0 million which are available to reduce future taxable income. The Company also had federal tax credits of approximately $14.9 million and state tax credits of $3.2 million which may be used to offset future tax liabilities. Net operating losses generated before 2018 of approximately $135.7 million will expire at various dates through 2037, and net operating loss carryforward of approximately $158.7 million, which were generated after 2017 have an indefinite carryforward period. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not determined whether an ownership change has occurred and as such, the Company's NOLs may be limited.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2020 and 2019 the Company had no unrecognized tax benefits or accrued interest or penalties related to unrecognized tax benefits. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company completed a study to document its qualifying research credits for all years except the years ended December 31, 2020, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the years ended December 31, 2019 and 2020. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The federal and state income tax returns are generally subject to examinations for the tax years ended December 31, 2017 through December 31, 2020. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. There are currently no federal or state audits in process.

14. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or post-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The Company instituted effective September 1, 2017 an employer match of 100% of the amount the employees contribute to the 401(k) plan for each payroll period up to the first 1% of plan compensation plus 50% of the amount the employees contribute between 1% and 6% of plan compensation. For the years ended December 31, 2020, 2019, and 2018 the Company contributed $0.5 million, $0.5 million and $0.4 million respectively, to the 401(k) plan.

15. Subsequent Events

On January 22, 2021, the Company issued and sold an aggregate of 5,400,000 shares of its common stock in an underwritten public offering at a public offering price of $14.00 per share, resulting in gross proceeds of $75.6 million before deducting underwriting discounts and commissions and other transaction expenses of approximately $4.8 million. The public offering was made pursuant to an underwriting agreement entered into by the Company with Cowen and Company, LLC and Piper Sandler & Co., as representatives of the several underwriters, on January 19, 2021. The public offering price was $14.00 per share, and the underwriters agreed to purchase shares from the Company pursuant to the underwriting agreement at a price of $13.16 per share. The shares were issued pursuant to a shelf registration statement on Form S-3 that was filed with the Securities Exchange Commission (“SEC”) on June 12, 2020 and declared effective by the SEC on June 22, 2020.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2020 and 2019 (in thousands, except for net loss per share and average number of common shares). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$2,379	$3,188	$3,828	5,698
Operating expenses:
Research and development	14,569	14,796	17,674	29,026
General and administrative	5,149	5,133	5,151	5,892
Total operating expenses	19,718	19,929	22,825	34,918
Loss from operations	(17,339)	(16,741)	(18,997)	(29,220)
Interest income	384	32	4	6
Interest expense	(271)	(487)	(493)	(541)
Change in fair value of warrant liability	—	—	—	(375)
Net loss applicable to common stockholders	$(17,226)	$(17,196)	$(19,486)	(30,130)
Net loss per share applicable to common stockholders - basic and diluted	$(0.39)	$(0.38)	$(0.43)	(0.62)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	43,923,999	45,699,277	45,781,638	48,774,598

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$454	$462	$558	$508
Operating expenses:
Research and development	12,562	15,475	15,931	14,277
General and administrative	4,865	5,195	5,016	6,402
Total operating expenses	17,427	20,670	20,947	20,679
Loss from operations	(16,973)	(20,208)	(20,389)	(20,171)
Interest income	520	776	617	462
Interest expense	(8)	(23)	(21)	(20)
Net loss applicable to common stockholders	$(16,461)	$(19,455)	$(19,793)	$(19,729)
Net loss per share applicable to common stockholders - basic and diluted	$(0.49)	$(0.47)	$(0.47)	$(0.46)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	33,766,333	41,673,275	42,439,338	42,885,208

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 94 of this Annual Report, which is incorporated into this Item by reference.

(b)	Exhibits

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Organizational Documents and Documents Related to Common Stock
2.1	Asset Purchase Agreement, dated December 4, 2020, by and between the Registrant and Orsenix, LLC	8-K	12/7/20	2.1
3.1	Restated Certificate of Incorporation of the Registrant, including the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant	10-Q	5/1/19	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	7/6/16	3.2
4.1	Description of Securities Registered under Section 12 of the Exchange Act				X
4.2	Form of Common Stock Certificate	S-1^	6/3/16	4.1
4.3	Form of Class A Warrant	8-K	4/8/19	4.1
4.4	Form of Series A Convertible Preferred Stock Certificate	8-K	4/8/19	4.2
4.5	Form of Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	12/7/20	4.1
4.6	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	12/7/20	4.2
4.7	Sales Agreement dated, June 12, 2020 by and between the Registrant and Cowen and Company, LLC	S-3^^	6/12/20	1.2
4.8	Securities Purchase Agreement dated, April 20, 2017 by and among the Registrant and the persons party thereto	8-K	4/21/17	10.1
4.9	Registration Rights Agreement, dated April 20, 2017, by and among the Registrant and the persons party thereto	8-K	4/21/17	10.2
4.10	Securities Purchase Agreement, dated December 4, 2020, by and among the Registrant and the persons party thereto	8-K	12/7/20	10.1
4.11	Registration Rights Agreement, dated December 4, 2020, by and among the Registrant and the persons party thereto	8-K	12/7/20	10.2

Equity Plan Documents
10.1*	2012 Equity Incentive Plan, as amended	S-1^	6/3/16	10.1
10.2*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.2
10.3*	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.3
10.4*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.4
10.5*	2016 Stock Incentive Plan	S-1^	6/3/16	10.5
10.6*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.6
10.7*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.7
10.8*	Form of Restricted Stock Unit Agreement under 2016 Stock Incentive Plan	10-K	3/7/19	10.8
10.9*	2016 Employee Stock Purchase Plan	S-1^	6/3/16	10.8

Agreements with Directors and Executive Officers
10.10*	Offer Letter, dated November 13, 2012 and effective as of July 2, 2012 by and between the Registrant and Nancy Simonian, M.D., as amended	S-1^	6/3/16	10.9
10.11*	Offer Letter dated December 2, 2015 by and between the Registrant and David A. Roth, M.D., as amended	S-1^	6/3/16	10.11
10.12*	Offer Letter dated November 6, 2017 by and between the Registrant and Jeremy Springhorn, Ph.D.	10-K	3/12/18	10.13
10.13*	Offer Letter effective March 12, 2018 by and between the Registrant and Joseph J. Ferra, Jr.	8-K	3/12/18	10.1

10.14*	Offer Letter dated April 24, 2013 by and between the Registrant and Eric R. Olson, Ph.D.	10-K	3/5/20	10.14
10.15*	Consulting Agreement dated August 8, 2012 by and between the Registrant and Richard A. Young, Ph.D., as amended	10-Q	11/12/19	10.1
10.16*	Form of Director and Officer Indemnification Agreement by and between the Registrant and each of the directors and executive officers of the Registrant	S-1^	6/3/16	10.12

License and Collaboration Agreements
10.17+	Amended and Restated Cancer License Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	10-K	3/7/19	10.16
10.18+	Supply Management Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	S-1^	6/3/16	10.18
10.19	Consent and Stand-by License Agreement dated April 28, 2016 by and among the Registrant, Toko Pharmaceutical Ind. Co., Ltd. and TMRC Co., Ltd.	S-1^	6/3/16	10.19
10.20+	Target Discovery, Research Collaboration and Option Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation	10-K	3/12/18	10.22
10.21++	Letter Agreement dated November 18, 2019 by and between the Registrant and Incyte Corporation	10-K	3/5/20	10.21
10.22++	License and Collaboration Agreement dated December 17, 2019 by and between the Registrant and Global Blood Therapeutics, Inc.	10-K	3/5/20	10.22

Leases and Loan Documents
10.23	Lease dated January 8, 2019 by and between the Registrant and DIV 35 CPD, LLC	8-K	1/11/19	10.1
10.24	Loan and Security Agreement dated February 12, 2020 by and between the Registrant and Oxford Finance LLC, as collateral agent and lender	8-K	2/13/20	1.1

Subsidiaries, Consents and Certifications
21.1	Subsidiaries of the Registrant	10-K	3/7/19	21.1
23.1	Consent of Ernst & Young LLP, independent public accounting firm				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1#	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

XBRL Documents
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan.
+	Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.
++	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^	SEC File No. 333-211818
^^	SEC File No. 333-239141
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

SYROS PHARMACEUTICALS, INC.

Date: March 4, 2021	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy Simonian, M.D.	President, Chief Executive Officer and Director	March 4, 2021
Nancy Simonian, M.D.	(Principal Executive Officer)

/s/ Joseph J. Ferra, Jr.	Chief Financial Officer	March 4, 2021
Joseph J. Ferra, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Wirth	Chair of the Board of Directors	March 4, 2021
Peter Wirth

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 4, 2021
Srinivas Akkaraju, M.D., Ph.D.

/s/ Mark J. Alles	Director	March 4, 2021
Mark J. Alles

/s/ S. Gail Eckhardt, M.D.	Director	March 4, 2021
S. Gail Eckhardt, M.D.

/s/ Marsha H. Fanucci	Director	March 4, 2021
Marsha H. Fanucci

/s/ Amir Nashat, Ph.D.	Director	March 4, 2021
Amir Nashat, Ph.D.

/s/ Phillip A. Sharp, Ph.D.	Director	March 4, 2021
Phillip A. Sharp, Ph.D.

/s/ Richard A. Young, Ph.D.	Director	March 4, 2021
Richard A. Young, Ph.D.