Form 10-Q
period 2021-03-31
Syros Pharmaceuticals, Inc.
filed 2021-05-06
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on April 30, 2021: 61,858,267

Cautionary Note Regarding Forward-Looking Statements and Industry Data

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$222,142	$173,984
Accounts receivable	—	7
Contract assets	2,622	2,324
Prepaid expenses and other current assets	1,913	2,242
Total current assets	226,677	178,557
Property and equipment, net	13,927	14,213
Other long-term assets	1,743	1,966
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	14,662	14,831
Right-of-use assets – financing leases	532	597
Total assets	$260,627	$213,250
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,660	$3,603
Accrued expenses	9,127	11,084
Deferred revenue, current portion	12,786	12,209
Financing lease obligations, current portion	271	265
Operating lease obligation, current portion	1,525	1,463
Total current liabilities	27,369	28,624
Deferred revenue, net of current portion	7,166	9,877
Financing lease obligations, net of current portion	286	356
Operating lease obligation, net of current portion	24,167	24,578
Warrant liability	12,041	19,711
Debt, net of debt discount, long term	39,718	39,551
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 61,849,642 and 56,222,746 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	61	56
Additional paid-in capital	541,068	467,518
Accumulated deficit	(391,249)	(377,021)
Total stockholders' equity	149,880	90,553
Total liabilities and stockholders' equity	$260,627	$213,250

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$4,827	$2,379
Operating expenses:
Research and development	20,029	14,569
General and administrative	5,739	5,149
Total operating expenses	25,768	19,718
Loss from operations	(20,941)	(17,339)
Interest income	10	384
Interest expense	(967)	(271)
Change in fair value of warrant liability	7,670	—
Net loss applicable to common stockholders	$(14,228)	$(17,226)
Net loss per share applicable to common stockholders - basic and diluted	$(0.23)	$(0.39)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	61,379,641	43,923,999

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(14,228)	$(17,226)
Other comprehensive loss:
Unrealized holding loss on marketable securities	—	(21)
Comprehensive loss	$(14,228)	$(17,247)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended March 31, 2021 and 2020

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	43,367,801	$43	$372,100	$24	$(292,983)	$79,184
Exercise of stock options	30,595	—	100	—	—	100
Vesting of restricted stock units	90,512	—	—	—	—	—
Stock-based compensation expense	—	—	2,459	—	—	2,459
Issuance of common stock at-the-market, net of issuance costs of $411	2,201,810	2	11,917	—	—	11,919
Issuance of warrants	—	—	128	—	—	128
Other comprehensive loss	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(17,226)	(17,226)
Balance at March 31, 2020	45,690,718	$45	$386,704	$3	$(310,209)	$76,543

Balance at December 31, 2020	56,222,746	$56	$467,518	$—	$(377,021)	$90,553
Exercise of stock options	20,134	—	157	—	—	157
Vesting of restricted stock units	206,762	—	—	—	—	—
Stock-based compensation expense	—	—	2,930	—	—	2,930
Issuance of common stock in underwritten public offering, net of issuance costs of $5,132	5,400,000	5	70,463	—	—	70,468
Net loss	—	—	—	—	(14,228)	(14,228)
Balance at March 31, 2021	61,849,642	$61	$541,068	$—	$(391,249)	$149,880

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net loss	$(14,228)	$(17,226)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	666	678
Amortization of financing right-of-use asset	65	65
Stock-based compensation expense	2,930	2,459
Change in fair value of warrant liability	(7,670)	—
Net amortization of premiums and discounts on marketable securities	—	(49)
Amortization of debt-discount and accretion of deferred debt costs	167	40
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	329	358
Accounts receivable	7	20,000
Contract assets	(298)	(1,477)
Other long-term assets	(27)	(286)
Accounts payable	63	(1,060)
Accrued expenses	(1,680)	(3,357)
Deferred revenue	(2,134)	(902)
Proceeds for tenant improvement incentive from landlord	—	586
Operating lease asset and liabilities	(180)	417
Net cash (used in) provided by operating activities	(21,990)	246
Investing activities
Purchases of property and equipment	(262)	(1,797)
Maturities of marketable securities	—	45,000
Net cash (used in) provided by investing activities	(262)	43,203
Financing activities
Payments on financing and capital lease obligations	(64)	(58)
Proceeds from issuance of common stock through employee benefit plans	157	100
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	—	11,937
Proceeds from term loan, net of issuance costs	—	19,714
Proceeds from issuance of common stock in public offering, net of issuance costs	70,353	—
Payment of issuance cost related to out of period offering and debt issuance	(36)	—
Net cash provided by financing activities	70,410	31,693
Increase in cash, cash equivalents and restricted cash	48,158	75,142
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	177,070	44,817
End of period	$225,228	$119,959
Supplemental disclosure of cash flow information:
Cash paid for interest	$789	$231
Cash paid for tax	$—	$7
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$—	$991
Deferred debt financing costs incurred but unpaid as of period end	$—	$10
Offering costs incurred but unpaid as of period end	$26	$41

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

On January 22, 2021, the Company issued and sold an aggregate of 5,400,000 shares of its common stock in an underwritten public offering at a public offering price of $14.00 per share, resulting in gross proceeds of $75.6 million before deducting underwriting discounts and commissions and other transaction expenses of approximately $5.1 million.

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $84.0 million, $75.4 million and $62.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of March 31, 2021, the Company had an accumulated deficit of $391.2 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities, license and collaboration agreements and term debt. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash and cash equivalents of $222.1 million as of March 31, 2021 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2021, the results of its operations, statements of cash flows and statements of stockholders’ equity for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses and deferred revenue approximate their respective fair values due to their short-term nature.

Amortization of Debt Discount and Issuance Costs

Long-term debt is initially recorded at its allocated proceeds, net of discounts and issuance costs. Debt discount and issuance costs, consisting of legal fees, fair value of the warrant at its issuance date and other issuance fees directly related to the debt, are offset against the initial carrying value of the debt and are amortized to interest expense over the estimated life of the debt using the effective interest method.

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

Warrants

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Consistent with the grants for employees and directors, grants of restricted stock units and stock option awards to other service providers, referred to as non-employees, are measured based on the grant-date fair value of the award and expensed in the Company’s condensed consolidated statement of operations over the vesting period. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and, therefore, lacks Company-specific historical and implied volatility information. As a result, the Company determines its expected volatility by using a blend of its historical experience and a weighted average of selected peer companies. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options to non-employees can be determined using either the contractual term of the option award or the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock units.

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

As of March 31, 2021, pre-funded warrants to purchase 1,000,000 shares of common stock that were issued in connection with the December 2020 private placement (refer to Note 10) were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2021	2020
Stock options	6,504,401	5,504,177
Unvested restricted stock units	2,070,150	1,641,346
Warrants*	4,990,156	2,145,642
Total	13,564,707	9,291,165

* As of March 31, 2021, this is comprised of 2,117,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10), 27,548 warrants to purchase common stock issued in connection with the execution of the Company’s loan agreement in February 2020 (refer to Note 7), 17,389 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 7), and 2,828,125 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 10). As of March 31, 2020, this is comprised of 2,118,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10) and 27,548 warrants to purchase common stock issued in connection with the execution of the Company’s loan agreement in February 2020 (refer to Note 7).

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating this new standard and does not anticipate that it will have a material impact on its consolidated financial statements and related disclosures.

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

During the three months ended March 31, 2021, there was no change in the total transaction price, which remained at approximately $60.0 million.

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

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $4.0 million and $2.2 million, respectively, under the GBT Collaboration Agreement. As of March 31, 2021, the Company has deferred revenue outstanding under the GBT Collaboration Agreement of approximately $15.4 million, of which $8.8 million and $6.6 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

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

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of March 31, 2021, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment. This additional consideration is recognized on a percent complete basis as work is performed.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $0.8 million and $0.2 million of revenue, respectively, under the Incyte Collaboration Agreement. As of March 31, 2021, the Company has deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $4.6 million, of which $4.0 million and $0.6 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

The following table presents the changes in accounts receivable, contract assets and liabilities for the three months ended March 31, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at March 31, 2021
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$7	$2,397	$(2,404)	$—
Unbilled receivables from collaboration partners	2,324	2,622	(2,324)	2,622
Total accounts receivable and contract assets	$2,331	$5,019	$(4,728)	$2,622
Contract liabilities:
Deferred revenue - Incyte	$5,365	$—	$(809)	$4,556
Deferred revenue - GBT	16,721	71	(1,396)	15,396
Total contract liabilities	$22,086	$71	$(2,205)	$19,952

4. Cash and Cash Equivalents

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Unrealized gains or losses are included in accumulated other comprehensive gain (loss). Premiums or discounts from par value are amortized to other (expense) income over the life of the underlying security.

Cash and cash equivalents consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

		Unrealized	Unrealized	Fair
March 31, 2021	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$222,142	$—	$—	$222,142
Total:	$222,142	$—	$—	$222,142

		Unrealized	Unrealized	Fair
December 31, 2020	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$173,984	$—	$—	$173,984
Total:	$173,984	$—	$—	$173,984

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2021 and 2020, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

5. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$130,737	$130,737	$—	$—
Money market funds	91,405	91,405	—	—
	$222,142	$222,142	$—	$—
Liabilities:
Warrant liability	$12,041	$—	$—	$12,041
	$12,041	$—	$—	$12,041

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$47,579	$47,579	$—	$—
Money market funds	126,405	126,405	—	—
	$173,984	$173,984	$—	$—
Liabilities:
Warrant liability	$19,711	$—	$—	$19,711
	$19,711	$—	$—	$19,711

Assumptions Used in Determining Fair Value of Warrants

The Company issued warrants to purchase an aggregate of up to 2,828,125 shares of common stock in connection with a private placement on December 8, 2020 (see Note 10) (the “Warrants”). In the event of certain fundamental transactions involving the Company, the Warrant holders may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs; therefore, the Warrants were accounted for as liabilities.  The Company recorded the fair value of the Warrants upon issuance using the Black-Scholes valuation model and is required to revalue the Warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the Warrants is considered under Level 3 of the fair value hierarchy and influenced by the fair value of the underlying common stock of the Company.

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Warrants is as follows:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.83%	0.35%
Dividend yield	—	—
Expected life (in years)	4.69	4.94
Expected volatility	83.57%	82.66%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 Warrant liability for the three months ended March 31, 2021 (in thousands):

Warrant liability
Fair value as of December 31, 2020	$19,711
Change in fair value	(7,670)
Fair value as of March 31, 2021	$12,041

As of March 31, 2021, the fair value of the long-term debt is based on Level 3 inputs and approximated its carrying value.

6. Restricted Cash

At March 31, 2021 and December 31, 2020, the Company had $3.1 million in restricted cash, all of which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the 2019 Lease (See Note 9).

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of March 31, 2021, December 31, 2020, March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$222,142	$173,984	$116,873	$41,441
Restricted cash, current portion	—	—	—	290
Restricted cash, net of current portion	3,086	3,086	3,086	3,086
Total cash, cash equivalents and restricted cash	$225,228	$177,070	$119,959	$44,817

7. Oxford Finance Loan Agreement

On February 12, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (the “Lender”). Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to the Company. A first tranche term loan for $20.0 million was funded on February 12, 2020, and a second tranche term loan for $20.0 million was funded on December 23, 2020. The remaining $20.0 million is still available under the Loan Agreement, at the sole discretion of the Lender.

The term loan bears interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of 5.98% and the greater of (A) one-month LIBOR or (B) 1.77%. The Loan Agreement provides for interest-only payments until March 1, 2023, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on March 1, 2023 and continuing through February 1, 2025 (the “Maturity Date”). The Company paid a facility fee of $0.1 million upon the funding of the first tranche, paid a facility fee of $75,000 upon funding of the second tranche and must pay a $50,000 facility fee if and when the third loan tranche is funded. The Company will be required to make a final payment fee of 5.00% of the amount of the term loan drawn payable on the earlier of (i) the prepayment of the term loan or (ii) the Maturity Date. At the Company’s option, the Company may elect to prepay the loans subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.

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

In connection with the funding of the first tranche in February 2020, the Company issued the Lender warrants to purchase 27,548 shares of the Company’s common stock at an exercise price per share of $7.26. In connection with the funding of the second tranche in December 2020, the Company issued the Lender warrants to purchase 17,389 shares of the Company’s common stock at an exercise price of $11.50 per share (collectively, the “Oxford Warrants”). The Oxford Warrants are exercisable within five years from their respective dates of issuance.

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

The Company has the following minimum aggregate future loan payments as of March 31, 2021 (in thousands):

Nine months ending December 31, 2021	$—
Year ended December 31, 2022	—
Year ended December 31, 2023	16,666
Year ended December 31, 2024	20,000
Year ended December 31, 2025	3,334
Total minimum payments	$40,000
Less unamortized debt discount	(600)
Plus accumulated accretion of final fees	318
Less current portion	—
Long-term debt, net of current portion	$39,718

For the three months ended March 31, 2021, interest expense related to the Loan Agreement was approximately $0.9 million. The total carrying value of debt is classified as long-term on the Company’s condensed consolidated balance sheets as of March 31, 2021.

8. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
External research and preclinical development	$6,367	$4,702
Employee compensation and benefits	2,180	5,715
Professional fees	503	602
Facilities and other	77	65
	$9,127	$11,084

9. Commitments and Contingencies

Operating Lease

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

The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the 2019 Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $1.5 million of the lease liability as short-term and $24.2 million of the lease liability as long-term as of March 31, 2021.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of March 31, 2021 (in thousands):

	Operating	Financing
Nine months ending December 31, 2021	$2,873	$234
Year ended December 31, 2022	3,935	313
Year ended December 31, 2023	4,049	66
Year ended December 31, 2024	4,166	—
Year ended December 31, 2025 and beyond	23,543	—
Total minimum lease payments	38,566	613
Less imputed interest	(12,874)	(56)
Total lease liability	$25,692	$557

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of March 31, 2021 (in thousands):

Three Months Ended March 31, 2021
Lease cost:
Operating lease cost	$772
Financing lease cost:
Amortization of right-of-use asset	$65
Interest on lease liabilities	14
Total financing lease cost	$79
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$951
Operating cash flows from financing lease	$78

Other information:	Three Months Ended March 31, 2021
Weighted-average remaining lease term (in years) - operating lease	8.92
Weighted-average discount rate - operating lease	9.30%
Weighted-average remaining lease term (in years) - financing lease	2.06
Weighted-average discount rate - financing lease	9.47%

Following the adoption of ASC 842, the Company has a right-of-use asset and lease liability that results in recording a temporary tax difference. This temporary tax difference is the result of recognizing a right-of-use asset and related lease liability while such asset and liability have no corresponding tax basis.

Asset Purchase Agreement

Orsenix, LLC

On December 4, 2020, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Orsenix, LLC (“Orsenix”), pursuant to which the Company acquired Orsenix’s assets related to a novel oral form of arsenic trioxide, which the Company refers to as SY-2101. Under the terms of the Asset Purchase Agreement, the Company paid an up-front fee of $12.0 million in cash upon closing of the transaction and is required to pay to Orsenix:

•single-digit million milestone payments related to the development of SY-2101 in indications other than acute promyelocytic leukemia (“APL”);

•$6.0 million following the achievement of a regulatory milestone related to the development of SY-2101 in APL; and

•up to $10.0 million upon the achievement of certain commercial milestones with respect to SY-2101.

The Company’s obligation to pay the commercial milestone payments expires following the tenth anniversary of the first commercial sale of SY-2101. The Asset Purchase Agreement requires the Company to use commercially reasonable efforts to develop and commercialize SY-2101 for APL in the United States during such period, and to use commercially reasonable efforts to dose the first patient in a Phase 3 clinical trial of SY-2101 on or before the third anniversary of the closing of the transaction; however, the Company retains sole discretion to operate the acquired assets as it determines. The assets acquired from Orsenix do not meet the definition of a business under ASC 805 “Business Combinations” (“ASC 805”) because substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset, the rights to SY-2101. Furthermore, as the acquired asset does not include a substantive process, the asset does not meet the minimum requirements to be considered a business under ASC 805. As SY-2101 does not have an alternative future use, the Company recorded the $12.0 million upfront cash payment as research and development expense on the date of acquisition in December 2020. The Company will expense any future milestone payments made prior to the time an alternative future use for SY-2101 has been established. Once an alternative future use for SY-2101 has been established, the Company will capitalize milestone payments as an addition to the carrying value of SY-2101.

License Agreements

TMRC Co. Ltd.

In September 2015, the Company entered into an exclusive license agreement with TMRC Co. Ltd. ("TMRC") to develop and commercialize tamibarotene in North America and Europe for the treatment of cancer. This agreement was amended and restated in April 2016, and further amended in January 2021 to expand the territory under which the Company is licensed to include Central and South America, Australia, Israel, and Russia.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of SY-1425 active pharmaceutical ingredient that is produced. The Company incurred fees of $0.3 million under this supply management agreement during the three months ended March 31, 2020. No fees were incurred under this supply management agreement during the three months ended March 31, 2021.

10. Stockholders’ equity

Issuance of Securities through an Underwritten Public Offering

On January 22, 2021, the Company issued and sold an aggregate of 5,400,000 shares of its common stock in an underwritten public offering at a public offering price of $14.00 per share, resulting in gross proceeds of $75.6 million before deducting underwriting discounts and commissions and other transaction expenses of approximately $5.1 million. The public offering was made pursuant to an underwriting agreement entered into by the Company with Cowen and Company, LLC and Piper Sandler & Co., as representatives of the several underwriters, on January 19, 2021. The shares were issued pursuant to a shelf registration statement on Form S-3 that was filed with the SEC on June 12, 2020 and declared effective by the SEC on June 22, 2020.

Issuance of Securities through a Private Placement

On December 8, 2020, the Company issued in a private placement 10,312,500 shares of common stock, and, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,000,000 shares of common stock, and, in each case, accompanying Warrants to purchase an aggregate of up to 2,828,125 additional shares of common stock (or Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $8.00 per share and accompanying Warrant (or $7.99 per Pre-Funded Warrant and accompanying Warrant). The private placement resulted in aggregate gross proceeds of $90.5 million, before $0.4 million of transaction costs.

In the event of certain fundamental transactions involving the Company, the holders of Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the Warrants as liabilities, while the Pre-Funded Warrants met the permanent equity criteria classification. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return.  The initial fair value of the Warrants at issuance was $19.3 million, determined using the Black-Scholes valuation model. The Company remeasured the Warrants’ fair value at March 31, 2021 and December 31, 2020 as $12.0 million and $19.7 million, respectively. The change in fair value of $7.7 million during the three months ended on March 31, 2021 was recorded in the condensed statement of operations for the three months ended March 31, 2021.

Convertible Preferred Stock and 2019 Warrants

On April 9, 2019, the Company completed two concurrent underwritten public offerings of its equity securities. In the first public offering, the Company sold 8,667,333 shares of its common stock and accompanying Class A warrants (the “2019 Warrants”) to purchase 1,951,844 shares of the Company’s common stock at a combined price to the public of $7.50 per common share and accompanying 2019 Warrant. In the second public offering, the Company sold 666 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) and accompanying 2019 Warrants to purchase 166,500 shares of the Company’s common stock at a combined public offering price of $7,500 per share and accompanying 2019 Warrant. The offerings resulted in aggregate gross proceeds to the Company of $70.0 million, before underwriting discounts and commissions and offering expenses payable by the Company of approximately $5.0 million.

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 666,000 shares of common stock. As of March 31, 2021, there were no shares of Series A Preferred Stock outstanding.

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

The 2019 Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2019 Warrants do not provide any guarantee of value or return. The Company valued the 2019 Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the 2019 Warrants to purchase 2,118,344 shares of the Company’s common stock was $9.0 million. The key inputs to the valuation model included an average volatility of 86.06% and an expected term of 3.5 years.

As of March 31, 2021, 2019 Warrants to purchase 2,117,094 shares of common stock are outstanding and remain unexercised.

11. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2016 Plan was increased by 1,600,000 shares. At March 31, 2021, 1,978,485 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2016 ESPP was increased by 562,227 shares. At March 31, 2021, 2,331,383 shares remained available for future issuance under the 2016 ESPP.

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

The Company has granted certain stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones for the Company’s product candidates and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. As of December 31, 2020, all performance-based milestone related to these stock options were achieved. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three months ended March 31, 2021 and 2020.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of March 31, 2021, none of such performance-based criteria had been achieved. As of March 31, 2021, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 5.5 years.

A summary of the status of stock options as of December 31, 2020 and March 31, 2021 and changes during the three months ended March 31, 2021 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2020	5,468,605	$8.90	7.2	$13,124
Granted	1,059,600	11.34
Exercised	(20,134)	7.77
Cancelled	(3,670)	9.69
Outstanding at March 31, 2021	6,504,401	$9.30	6.8	$3,056
Exercisable at March 31, 2021	3,754,472	$9.24	5.9	$2,628

The intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

As of March 31, 2021, there was $17.1 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 2.9 years.

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

A summary of the status of restricted stock units as of December 31, 2020 and March 31, 2021 and changes during the three months ended March 31, 2021 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	1,734,383	$7.40
Granted	570,204	10.80
Vested	(206,762)	7.23
Forfeited	(27,675)	8.11
Outstanding at March 31, 2021	2,070,150	$8.34

As of March 31, 2021, there was $13.5 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.6 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Weighted-average risk-free interest rate	0.78%	1.48%
Expected dividend yield	—%	—%
Expected option term (in years)	6.08	6.08
Volatility	82.10%	77.93%

The weighted-average grant date fair value per share of options granted in the three months ended March 31, 2021 and 2020 was $7.89 and $5.11, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Research and development	$1,323	$1,049
General and administrative	1,607	1,410
Total stock-based compensation expense	$2,930	$2,459

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the Securities and Exchange Commission, or SEC, on March 4, 2021, or the 2020 10-K. Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should also be considered in light of risks identified under the caption “Risk Factors” in the 2020 10-K and in this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

We also have multiple preclinical and discovery programs in oncology including our CDK12 inhibitor program (our most advanced program in preclinical development), and programs targeting monogenic diseases such as sickle cell disease and myotonic dystrophy type 1. We expect to nominate our next development candidate to enter investigational new drug application, or IND, enabling preclinical studies in 2022.

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

Based on these data and our assessment of ongoing areas of high unmet need, we are advancing SY-1425 in combination with azacitidine into a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients. HR-MDS is a hematologic malignancy that is closely related to AML, and as in AML, about 30% of HR-MDS patients are RARA-positive. Approximately 15,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for HR-MDS to grow to be in excess of $1 billion by 2029. We plan to enroll approximately 190 RARA-positive newly diagnosed HR-MDS patients in the double-blind placebo-controlled trial, randomized 2:1 to receive SY-1425 in combination with azacitidine or placebo with azacitidine, respectively. The primary endpoint of the trial will be the CR rate. We have begun dosing patients in the Phase 3 clinical trial, and if the trial is successful, we intend to submit to the U.S. Food and Drug Administration, or FDA, a new drug application, or NDA, as early as 2024. In addition, we plan to advance SY-1425 in combination with venetoclax and azacitidine in RARA-positive newly diagnosed unfit AML patients. The trial is designed with a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the Phase 2 clinical trial, which will evaluate the safety and efficacy of SY-1425 in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage therapy in patients who do not respond to venetoclax and azacitidine. We expect to initiate the Phase 2 clinical trial in the second half of 2021, and we expect to report initial data from the trial in 2022.

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

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities, license and collaboration agreements, and our term loan with Oxford Finance LLC, or Oxford. From inception through March 31, 2021, we raised an aggregate of $576.8 million from such transactions, including aggregate gross proceeds of $75.6 million through a public offering of our common stock in January 2021.

Since inception, we have incurred significant operating losses. Our net losses were $14.2 million and $17.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $391.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenue

To date, our only revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2021 and 2020, we recognized $4.8 million and $2.4 million of revenue, of which $4.0 million and $2.2 million was related to our collaboration with GBT and $0.8 million and $0.2 million to our collaboration with Incyte, respectively.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
SY-1425 external costs	$4,512	$2,736
SY-5609 and other CDK7 program external costs (1)	3,106	2,715
SY-2101 program external costs	767	—
Other research and platform program external costs	3,351	2,358
Employee-related expenses, including stock-based compensation	6,710	5,255
Facilities and other expenses	1,583	1,505
Total research and development expenses	$20,029	$14,569

_________________

(1)

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the SEC on March 4, 2021.

Results of Operations

Comparison of three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,
	2021	2020	Dollar Change	% Change
Statements of Operations Data:
Revenue	$4,827	$2,379	$2,448	103%
Operating expenses:
Research and development	20,029	14,569	5,460	37%
General and administrative	5,739	5,149	590	11%
Total operating expenses	25,768	19,718	6,050	31%
Loss from operations	(20,941)	(17,339)	(3,602)	21%
Interest income	10	384	(374)	(97)%
Interest expense	(967)	(271)	(696)	257%
Change in fair value of warrant liability	7,670	—	7,670	100%
Net loss	$(14,228)	$(17,226)	$2,998	(17)%

Revenue

For the three months ended March 31, 2021, revenue was $4.8 million, of which $4.0 million was attributable to our collaboration with GBT and $0.8 million was attributable to our collaboration with Incyte. For the three months ended March 31, 2020, revenue was $2.4 million, $2.2 million of which was attributable to our collaboration with GBT and $0.2 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $5.5 million, or 37%, from $14.6 million for the three months ended March 31, 2020 to $20.0 million for the three months ended March 31, 2021. The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020, together with the changes to those items in dollars (in thousands):

	Three Months Ended March 31,
	2021	2020	Dollar Change	% Change
External research and development	$10,806	$6,949	$3,857	56%
Employee-related expenses, excluding stock-based compensation	5,386	4,205	1,181	28%
Stock-based compensation	1,324	1,049	275	26%
Consulting, licensing and professional fees	931	861	70	8%
Facilities and other expenses	1,582	1,505	77	5%
Total research and development expenses	$20,029	$14,569	$5,460	37%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $3.9 million, or 56%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our clinical programs, including the addition of SY-2101, and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $1.2 million, or 28%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount; and
•	an increase of approximately $0.3 million, or 26%, for stock-based compensation expense, also primarily due to our increased headcount.

General and Administrative Expense

General and administrative expense increased by approximately $0.6 million, or 11%, from $5.1 million for the three months ended March 31, 2020 to $5.7 million for the three months ended March 31, 2021. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses driven by increased headcount, COVID-19 testing expenses incurred by us to support the health and safety of our lab-based employees, an increase in legal costs including patent registration fees and an increase in our information technology consulting costs incurred to enhance our processes and systems.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The decrease in interest income during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was due to lower yield on our investments in cash and cash equivalents due to capital market conditions during the period ended March 31, 2021. We did not have investments in marketable securities during the three months ended March 31, 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased by approximately $0.7 million, or 257%, from $0.3 million for the three months ended March 31, 2020 to $1.0 million for the three months ended March 31, 2021. The increase in interest expense during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was driven by an increase in outstanding debt during the three months ended March 31, 2021 due to the drawing of a second tranche of $20.0 million from our credit facility with Oxford in December 2020, and therefore having two tranches of debt outstanding for the full three months ended March 31, 2021. Interest expense during the three months ended March 31, 2020 was based only on the first tranche of $20.0 million that was drawn in February 2020 and therefore was incurring interest expenses for only a part of the three months ended March 31, 2020.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was a result of the remeasurement of the fair value of warrants issued in connection with the private placement financing in December 2020.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through March 31, 2021, primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. As of March 31, 2021, $20.0 million remains available under the Loan Agreement at the sole discretion of Oxford.

On June 12, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $300.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The registration statement was declared effective on June 22, 2020. Further, in June 2020, we entered into an at-the-market sales agreement, or the sales agreement, with Cowen & Co., or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through Cowen pursuant to the registration statement. In January 2021, we issued shares of our common stock in an underwritten public offering resulting in gross proceeds of $75.6 million, before deducting underwriting discounts and commissions and other transaction expenses of approximately $5.1 million, pursuant to the Form S-3 that was filed with the SEC on June 12, 2020.

As of March 31, 2021, $75.0 million in common stock remained available for future issuance under the sales agreement.

As of March 31, 2021, $224.4 million of securities remained available for future issuance under the shelf registration statement.

As of March 31, 2021, we had cash and cash equivalents of approximately $222.1 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(21,990)	$246
Investing activities	(262)	43,203
Financing activities	70,410	31,693
Net increase in cash, cash equivalents and restricted cash	$48,158	$75,142

Net Cash (Used in) Provided by Operating Activities

The use of cash in the three months ended March 31, 2021 and cash provided by operating activities in the three months ended March 31, 2020 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $22.0 million during the three months ended March 31, 2021 compared to net cash provided by operating activities of $0.2 million for the three months ended March 31, 2020. The increase in net cash used in operating activities during the three months ended March 31, 2021 was primarily due to a $3.6 million increase in loss from operations during the three months ended March 31, 2021 and the $20.0 million proceeds received in January 2020 from our collaboration agreement with GBT that was entered into in December 2019, which did not recur during the three months ended March 31, 2021.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $0.3 million during the three months ended March 31, 2021 compared to net cash provided by investing activities of $43.2 million during the three months ended March 31, 2020. The decrease in net cash provided by investing activities was primarily due to maturities of marketable securities of $45.0 million, offset by the $1.8 million purchase of property and equipment during the three months ended March 31, 2020, which did not recur during the three months ended March 31, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $70.4 million during the three months ended March 31, 2021 compared to net cash provided by financing activities of $31.7 million for the three months ended March 31, 2020. Cash provided by financing activities for the three months ended March 31, 2021 was primarily due to net proceeds of $70.4 million from a public offering of shares of our common stock, and $0.2 million of proceeds from the exercise of stock options, offset by $0.1 million of payments made under our finance lease. In comparison, the cash provided by financing activities for the three months ended March 31, 2020 was primarily due to $11.9 million of net proceeds from the issuance of shares of our common stock pursuant to the sales agreement, $19.7 million of net proceeds from the first tranche of the Oxford loan, and $0.1 million of proceeds from the exercise of stock options, offset by $0.1 million of payments made under our finance lease.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance our ongoing and planned clinical trials of SY-1425, SY-2101 and SY-5609, advance additional product candidates through research and preclinical development and into clinical trials, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our product candidates.

We believe that our cash and cash equivalents as of March 31, 2021, will enable us to fund our planned operating expense and capital expenditure requirements into 2023. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, such as our term loan with Oxford, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the trading prices for our common stock has been and may continue to be highly volatile. As a result, we may face difficulties raising capital when needed through sales of our common stock or such sales may be on unfavorable terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of money market funds and are invested in U.S. treasury or government obligations. However, because of the short-term nature of the duration of our portfolio and the low-risk profile of our investments, we believe an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2021, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three-month periods ended March 31, 2021 and 2020.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 10-K. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 2020 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Further, in response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals whose job responsibilities require or are significantly enhanced by on site presence, limited the number of people that can be present at our facility at any one time, and implemented a number of additional health and safety protocols. In the event that governmental authorities were to impose new restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time. Sustained restrictions on our ability to conduct research would have an adverse impact on our ability to perform under our collaboration agreements with Global Blood Therapeutics, Inc. and Incyte Corporation, as well as delay the time in which we would be able to nominate new drug candidates for clinical development. In addition, it is possible that productivity and morale may be adversely impacted for those employees who are working remotely.

We believe that we have sufficient supply of clinical trial material to conduct our ongoing clinical trial activities, and we are implementing contingency plans to ensure that this continues to be the case. We source certain clinical trial material from contract manufacturing organizations in India, and we are assessing the potential impact of the recent surge of COVID-19 cases in India on our long-term supply chain needs. We cannot provide assurance that the COVID-19 pandemic will not delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future, which could have a material adverse impact on our operations and financial condition and results. These factors include:

•

the impact on our clinical trial operations, including study start-up activities, of any diversion of healthcare resources away from the conduct of our ongoing or planned clinical trials in order to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, and availability of hospital staff supporting the conduct of our clinical trials;

•

the impact on our clinical trials or our other development and regulatory objectives if we are unable to initiate sites or screen and enroll patients on the timelines that we originally anticipated, if we are unable to continue remote monitoring of clinical trial data or utilizing telehealth systems, local laboratory assessments and in-home nursing visits for enrolled patients, or if any patient enrolled in one of our clinical trials is unable to remain on study due to a COVID-19 diagnosis;

•	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples, and other supplies used in our clinical trials;

•

the impact of further limitations on travel or working conditions that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites, or the ability of employees at any of our contract manufacturers or contract research organizations to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials and other research and manufacturing activities;

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

•

delays in ongoing laboratory experiments and operations if we are required to reduce the number of employees in our laboratories, or if the contract research organizations we have retained to supplement our internal research efforts are unable to perform as anticipated, whether due to capacity constraints, staffing shortages, or otherwise; and

•

business disruptions caused by potential workplace closures and an increased reliance on employees working from home, challenges in recruiting employees required to execute on our research and development plans, cybersecurity and data accessibility issues, and communication or transit disruptions, any of which could adversely impact our business operations and delay necessary interactions among our employees and between our company and the third parties upon which we rely.

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

For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of AML or patient subsets within AML (including ivosidenib, venetoclax, glasdegib and gilteritinib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). SY-1425 may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Daiichi Sankyo Company, Ltd., Servier Pharmaceuticals, LLC, Otsuka Pharmaceutical Co., Ltd., Roche Holding AG, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., argenx SE in collaboration with Janssen Pharmaceutica NV, Gilead Sciences, Inc., Geron Corporation, Delta-Fly Pharma, Inc., Aprea Therapeutics, Inc., SELLAS Life Sciences Group, Inc., Novartis AG, Astex Pharmaceuticals, Inc., and Bristol-Myers Squibb Co.

SY-2101 may face competition from Trisenox® or any of the generic forms of Trisenox, an intravenously administered arsenic trioxide product approved by the FDA for the treatment of APL. We are also aware of a traditional Chinese medicine (TCM)-based formulation of oral arsenic commercially available in China. In addition, we are aware of an oral formulation of arsenic trioxide in clinical development in Australia and New Zealand from the Australasian Leukemia and Lymphoma Group, and of an oral formulation of arsenic trioxide being studied in an academic setting in China.

In addition, we are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd., Eli Lilly & Co. and Exelixis, Inc., and three other selective CDK7 inhibitor programs that we believe are in preclinical development from Qurient Co. Ltd., Yungjin Pharma Co., Ltd., and The Translational Genomics Research Institute. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in the disease areas where we may choose to focus development of SY-5609 in the future. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 6, 2016).

10.1†	Amendment No. 1 to Amended and Restated Cancer License Agreement, dated January 8, 2021, by and between the Registrant and TMRC Co., Ltd. (filed herewith).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

†

In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain information (indicated by “[***]”) has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: May 6, 2021	By:	/s/ Joseph J. Ferra Jr.
Joseph J. Ferra Jr.
Chief Financial Officer (Principal Financial Officer)