Form 10-Q
period 2021-06-30
Syros Pharmaceuticals, Inc.
filed 2021-08-05
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 31, 2021: 61,930,800

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

These forward‑looking statements include, among other things, statements about:

•

our plans to initiate and expand clinical trials of our product candidates and our expectations for the timing, quantity and quality of information to be reported from our clinical trials of tamibarotene (formerly known as SY‑1425), SY-2101 and SY‑5609;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward‑looking statements, and you should not place undue reliance on our forward‑looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward‑looking statements we make. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Quarterly Report. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward‑looking statements that we make. In particular, the extent to which the COVID-19 pandemic continues to impact our operations and those of the third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic, additional or modified government actions, and the actions that may be required to contain the virus or treat its impact. The COVID-19 pandemic has and may continue to adversely impact our operations and workforce, including our discovery research, supply chain and clinical trial operations activities, which in turn could have an adverse impact on our business and financial results.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$160,915	$173,984
Marketable securities	21,114	—
Accounts receivable	—	7
Contract assets	2,177	2,324
Prepaid expenses and other current assets	2,001	2,242
Total current assets	186,207	178,557
Property and equipment, net	13,784	14,213
Marketable securities - noncurrent	13,264	—
Other long-term assets	2,442	1,966
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	14,484	14,831
Right-of-use assets – financing leases	467	597
Total assets	$233,734	$213,250
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,671	$3,603
Accrued expenses	9,963	11,084
Deferred revenue, current portion	12,123	12,209
Financing lease obligations, current portion	278	265
Operating lease obligation, current portion	1,588	1,463
Total current liabilities	27,623	28,624
Deferred revenue, net of current portion	4,851	9,877
Financing lease obligations, net of current portion	214	356
Operating lease obligation, net of current portion	23,747	24,578
Warrant liability	7,430	19,711
Debt, net of debt discount, long term	39,892	39,551
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 61,920,250 and 56,222,746 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	61	56
Additional paid-in capital	543,674	467,518
Accumulated other comprehensive loss	(19)	—
Accumulated deficit	(413,739)	(377,021)
Total stockholders' equity	129,977	90,553
Total liabilities and stockholders' equity	$233,734	$213,250

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$5,162	$3,188	$9,989	$5,566
Operating expenses:
Research and development	25,786	14,796	45,815	29,365
General and administrative	5,520	5,133	11,260	10,282
Total operating expenses	31,306	19,929	57,075	39,647
Loss from operations	(26,144)	(16,741)	(47,086)	(34,081)
Interest income	12	32	24	416
Interest expense	(969)	(487)	(1,937)	(757)
Change in fair value of warrant liability	4,611	—	12,281	—
Net loss applicable to common stockholders	$(22,490)	$(17,196)	$(36,718)	$(34,422)
Net loss per share applicable to common stockholders - basic and diluted	$(0.36)	$(0.38)	$(0.59)	$(0.77)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	62,859,500	45,699,277	62,123,658	44,811,638

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(22,490)	$(17,196)	$(36,718)	$(34,422)
Other comprehensive loss:
Unrealized holding loss on marketable securities	(19)	(3)	(19)	(24)
Comprehensive loss	$(22,509)	$(17,199)	$(36,737)	$(34,446)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the six months ended June 30, 2021 and 2020

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	43,367,801	$43	$372,100	$24	$(292,983)	$79,184
Exercise of stock options	49,100	—	212	—	—	212
Vesting of restricted stock units	103,462	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	36,708	—	223	—	—	223
Stock-based compensation expense	—	—	5,186	—	—	5,186
Issuance of common stock at-the-market, net of issuance costs of $411	2,201,810	2	11,917	—	—	11,919
Issuance of warrants	—	—	128	—	—	128
Other comprehensive loss	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(34,422)	(34,422)
Balance at June 30, 2020	45,758,881	$45	$389,766	$—	$(327,405)	$62,406

Balance at December 31, 2020	56,222,746	$56	$467,518	$—	$(377,021)	$90,553
Exercise of stock options	20,134	—	157	—	—	157
Vesting of restricted stock units	244,312	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	33,058	—	153	—	—	153
Stock-based compensation expense	—	—	5,383	—	—	5,383
Issuance of common stock in underwritten public offering, net of issuance costs of $5,132	5,400,000	5	70,463	—	—	70,468
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(36,718)	(36,718)
Balance at June 30, 2021	61,920,250	$61	$543,674	$(19)	$(413,739)	$129,977

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended June 30, 2021

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at March 31, 2020	45,690,718	$45	$386,704	$3	$(310,209)	$76,543
Exercise of stock options	18,505	—	112	—	—	112
Vesting of restricted stock units	12,950	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	36,708	—	223	—	—	223
Stock-based compensation expense	—	—	2,727	—	—	2,727
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(17,196)	(17,196)
Balance at June 30, 2020	45,758,881	$45	$389,766	$-	$(327,405)	$62,406

Balance at March 31, 2021	61,849,642	$61	$541,068	$—	$(391,249)	$149,880
Vesting of restricted stock units	37,550	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	33,058	—	153	—	—	153
Stock-based compensation expense	—	—	2,453	—	—	2,453
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(22,490)	(22,490)
Balance at June 30, 2021	61,920,250	$61	$543,674	$(19)	$(413,739)	$129,977

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net loss	$(36,718)	$(34,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,350	1,370
Amortization of right-of-use asset	130	130
Stock-based compensation expense	5,383	5,186
Change in fair value of warrant liability	(12,281)	—
Net amortization of premiums and discounts on marketable securities	20	(49)
Amortization of debt-discount and accretion of deferred debt costs	341	117
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	241	376
Accounts receivable	7	19,998
Contract assets	147	(1,451)
Other long-term assets	(726)	(378)
Accounts payable	(6)	(2,152)
Accrued expenses	(861)	(1,653)
Deferred revenue	(5,112)	(1,556)
Proceeds for tenant improvement incentive from landlord	—	2,035
Operating lease asset and liabilities	(359)	264
Net cash used in operating activities	(48,444)	(12,185)
Investing activities
Purchases of property and equipment	(690)	(2,785)
Purchases of marketable securities	(34,417)	—
Maturities of marketable securities	—	50,000
Net cash (used in) provided by investing activities	(35,107)	47,215
Financing activities
Payments on financing and capital lease obligations	(129)	(118)
Proceeds from issuance of common stock through employee benefit plans	157	212
Proceeds from the issuance of common stock through employee stock purchase plan	153	223
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	—	11,896
Proceeds from term loan, net of issuance costs	—	19,700
Proceeds from issuance of common stock in public offering, net of issuance costs	70,337	—
Payment of issuance cost related to out of period offering	(36)	—
Net cash provided by financing activities	70,482	31,913
Net Increase (decrease) in cash, cash equivalents and restricted cash	(13,069)	66,943
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	177,070	44,817
End of period	$164,001	$111,760
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,585	$642
Cash paid for tax	$—	$7
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$113	$301
Offering costs incurred but unpaid as of period end	$10	$176

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $84.0 million, $75.4 million and $62.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of June 30, 2021, the Company had an accumulated deficit of $413.7 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities, license and collaboration agreements and term debt. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $195.3 million as of June 30, 2021 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2021, the results of its operations, statements of cash flows and statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which generally consist of money market funds that invest in U.S. Treasury obligations, as well as overnight repurchase agreements and corporate debt securities, are stated at fair value. The Company maintains its bank accounts at one major financial institution.

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

As of June 30, 2021, pre-funded warrants to purchase 1,000,000 shares of common stock that were issued in connection with the December 2020 private placement (refer to Note 10) were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2021	2020
Stock options	6,415,030	5,608,057
Unvested restricted stock units	1,970,955	1,713,083
Warrants*	4,990,156	2,145,642
Total	13,376,141	9,466,782

* As of June 30, 2021, this is comprised of 2,117,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10), 27,548 warrants to purchase common stock issued in connection with the execution of the Company’s loan agreement in February 2020 (refer to Note 7), 17,389 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 7), and 2,828,125 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 10). As of June 30, 2020, this is comprised of 2,118,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10) and 27,548 warrants to purchase common stock issued in connection with the execution of the Company’s loan agreement in February 2020 (refer to Note 7).

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

During the six months ended June 30, 2021, there was no change in the total transaction price, which remained at approximately $60.0 million.

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

During the three and six months ended June 30, 2021, the Company recognized revenue of $3.3 million and $7.4 million, respectively, under the GBT Collaboration Agreement. During the three and six months ended June 30, 2020, the Company recognized revenue of $2.5 million and $4.7 million, respectively, under the GBT Collaboration Agreement. As of June 30, 2021, the Company has deferred revenue outstanding under the GBT Collaboration Agreement of approximately $14.3 million, of which $9.6 million and $4.7 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

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

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of June 30, 2021, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment. This additional consideration is recognized on a percent complete basis as work is performed.

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

During the three and six months ended June 30, 2021, the Company recognized revenue of $1.9 million and $2.6 million, respectively, under the Incyte Collaboration Agreement.  During the three and six months ended June 30, 2020, the Company recognized revenue of $0.7 million and $0.9 million, respectively, under the Incyte Collaboration Agreement. As of June 30, 2021, the Company has deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $2.7 million, of which $2.6 million and $0.1 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

The following table presents the changes in accounts receivable, contract assets and liabilities for the six months ended June 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at June 30, 2021
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$7	$5,026	$(5,033)	$—
Unbilled receivables from collaboration partners	2,324	4,799	(4,946)	2,177
Total accounts receivable and contract assets	$2,331	$9,825	$(9,979)	$2,177
Contract liabilities:
Deferred revenue - Incyte	$5,365	$—	$(2,648)	$2,717
Deferred revenue - GBT	16,721	78	(2,542)	14,257
Total contract liabilities	$22,086	$78	$(5,190)	$16,974

4. Cash, Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Marketable securities consist of securities with original maturities greater than 90 days when purchased. The Company classifies these marketable securities as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive loss. Premiums or discounts from par value are amortized to interest income over the life of the underlying security.

Cash, cash equivalents and marketable securities consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

		Unrealized	Unrealized	Fair
June 30, 2021	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$158,611	$—	$—	$158,611
Corporate debt securities	2,304	—	—	2,304
Marketable securities:
Corporate debt securities - due in one year or less	21,116	—	(2)	21,114
Corporate debt securities - due in more than one year to five years	13,281	—	(17)	13,264
Total	$195,312	$—	$(19)	$195,293

		Unrealized	Unrealized	Fair
December 31, 2020	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$173,984	$—	$—	$173,984
Total	$173,984	$—	$—	$173,984

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the six months ended June 30, 2021 and 2020, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of June 30, 2021, marketable securities with maturities of one year or less when purchased are presented in current assets and those with maturities of more than one year are presented in the noncurrent assets in the accompanying condensed consolidated balance sheet.

At June 30, 2021, the Company held eight securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2021 was $18.4 million. There were no securities held by the Company in an unrealized loss position for more than twelve months as of June 30, 2021. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above marketable securities. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of June 30, 2021.

5. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$74,103	$74,103	$—	$—
Money market funds	84,508	84,508		—
Corporate debt securities - cash equivalents	2,304		2,304
Corporate debt securities - due in one year or less	21,114		21,114
Corporate debt securities - due in more than one year to five years	13,264	—	13,264	—
Total	$195,293	$158,611	$36,682	$—
Liabilities:
Warrant liability	$7,430	$—	$—	$7,430
Total	$7,430	$—	$—	$7,430

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$47,579	$47,579	$—	$—
Money market funds	126,405	126,405	—	—
Total	$173,984	$173,984	$—	$—
Liabilities:
Warrant liability	$19,711	$—	$—	$19,711
Total	$19,711	$—	$—	$19,711

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Warrants is as follows:

	June 30, 2021	December 31, 2020
Risk-free interest rate	0.76%	0.35%
Dividend yield	—	—
Expected life (in years)	4.44	4.94
Expected volatility	82.62%	82.66%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 Warrant liability for the six months ended June 30, 2021 (in thousands):

Warrant liability
Fair value as of December 31, 2020	$19,711
Change in fair value	(12,281)
Fair value as of June 30, 2021	$7,430

As of June 30, 2021, the fair value of the long-term debt is based on Level 3 inputs and approximated its carrying value.

6. Restricted Cash

At June 30, 2021 and December 31, 2020, the Company had $3.1 million in restricted cash, all of which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the 2019 Lease (See Note 9).

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of June 30, 2021, December 31, 2020, June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$160,915	$173,984	$108,674	$41,441
Restricted cash, current portion	—	—	—	290
Restricted cash, net of current portion	3,086	3,086	3,086	3,086
Total cash, cash equivalents and restricted cash	$164,001	$177,070	$111,760	$44,817

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

The Company has the following minimum aggregate future loan payments as of June 30, 2021 (in thousands):

Six months ending December 31, 2021	$—
Year ended December 31, 2022	—
Year ended December 31, 2023	16,666
Year ended December 31, 2024	20,000
Year ended December 31, 2025	3,334
Total minimum payments	$40,000
Less unamortized debt discount	(555)
Plus accumulated accretion of final fees	447
Less current portion	—
Long-term debt, net of current portion	$39,892

For the three and six months ended June 30, 2021, interest expense related to the Loan Agreement was approximately $1.0 million and $1.9 million, respectively. For the three and six months ended June 30, 2020, interest expense related to the Loan Agreement was approximately $0.5 million and $0.7 million, respectively. The total carrying value of debt is classified as long-term on the Company’s condensed consolidated balance sheets as of June 30, 2021.

8. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
External research and preclinical development	$6,252	$4,702
Employee compensation and benefits	2,992	5,715
Professional fees	682	602
Facilities and other	37	65
	$9,963	$11,084

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

The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the 2019 Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $1.6 million of the lease liability as short-term and $23.7 million of the lease liability as long-term as of June 30, 2021.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of June 30, 2021 (in thousands):

	Operating	Financing
Six months ending December 31, 2021	$1,921	$156
Year ended December 31, 2022	3,935	313
Year ended December 31, 2023	4,049	66
Year ended December 31, 2024	4,166	—
Year ended December 31, 2025 and beyond	23,543	—
Total minimum lease payments	37,614	535
Less imputed interest	(12,279)	(43)
Total lease liability	$25,335	$492

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of June 30, 2021 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Lease cost:
Operating lease cost	$772	$1,544
Financing lease cost:
Amortization of right-of-use asset	$65	$130
Interest on lease liabilities	13	27
Total financing lease cost	$78	$157
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$951	$1,902
Operating cash flows from financing lease	$78	$156

Other information:		Six Months Ended June 30, 2021
Weighted-average remaining lease term (in years) - operating lease		8.67
Weighted-average discount rate - operating lease		9.30%
Weighted-average remaining lease term (in years) - financing lease		1.85
Weighted-average discount rate - financing lease		9.47%

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

In exchange for this license, the Company agreed to a non-refundable upfront payment of $1.0 million, for which $0.5 million was paid in September 2015 upon execution of the agreement, and the remaining $0.5 million was paid in May 2016. Under the agreement, the Company is also obligated to make payments upon the successful achievement of clinical and regulatory milestones totaling approximately $13.0 million per indication, defined as a distinct tumor type. In September 2016, the Company paid $1.0 million to TMRC for a development milestone achieved upon the successful dosing of the first patient in its Phase 2 clinical trial of tamibarotene. In May 2021, the Company paid $2.0 million to TMRC for a development milestone achieved upon the successful dosing of the first patient in its Phase 3 clinical trial of tamibarotene.  In addition, the Company is obligated to pay TMRC a single-digit percentage royalty, on a country-by-country and product-by-product basis, on net product sales of tamibarotene using know-how and patents licensed from TMRC in North America and Europe for a defined royalty term.

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred fees of $0.6 million and $0.6 million under this supply management agreement during the three and six months ended June 30, 2021, respectively. The Company incurred fees of $0.5 million and $0.8 million under this supply management agreement during the three and six months ended June 30, 2020, respectively.

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

In the event of certain fundamental transactions involving the Company, the holders of Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the Warrants as liabilities, while the Pre-Funded Warrants met the permanent equity criteria classification. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return.  The initial fair value of the Warrants at issuance was $19.3 million, determined using the Black-Scholes valuation model. The Company remeasured the Warrants’ fair value at June 30, 2021 and December 31, 2020 as $7.4 million and $19.7 million, respectively. The change in fair value of $4.6 million and $12.3 million was recorded in the condensed statement of operations for the three and six months ended June 30, 2021, respectively.

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

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 666,000 shares of common stock. As of June 30, 2021, there were no shares of Series A Preferred Stock outstanding.

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

As of June 30, 2021, 2019 Warrants to purchase 2,117,094 shares of common stock are outstanding and remain unexercised.

11. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2016 Plan was increased by 1,600,000 shares. At June 30, 2021, 2,129,501 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2016 ESPP was increased by 562,227 shares. At June 30, 2021, 2,298,325 shares remained available for future issuance under the 2016 ESPP.

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

The Company has granted certain stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones for the Company’s product candidates and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. As of December 31, 2020, all performance-based milestone related to these stock options were achieved. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three and six months ended June 30, 2021 and 2020.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of June 30, 2021, none of such performance-based criteria had been achieved. As of June 30, 2021, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 5.2 years.

A summary of the status of stock options as of December 31, 2020 and June 30, 2021 and changes during the six months ended June 30, 2021 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2020	5,468,605	$8.90	7.2	$13,124
Granted	1,231,900	10.63
Exercised	(20,134)	7.77
Cancelled	(265,341)	9.57
Outstanding at June 30, 2021	6,415,030	$9.21	6.9	$1,297
Exercisable at June 30, 2021	3,971,194	$9.20	5.8	$1,290

The intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively.

As of June 30, 2021, there was $14.3 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 2.7 years.

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

A summary of the status of restricted stock units as of December 31, 2020 and June 30, 2021 and changes during the six months ended June 30, 2021 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	1,734,383	$7.40
Granted	687,554	9.98
Vested	(244,312)	7.57
Forfeited	(206,670)	8.00
Outstanding at June 30, 2021	1,970,955	$8.22

As of June 30, 2021, there was $12.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.5 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average risk-free interest rate	0.88%	0.36%	0.79%	1.33%
Expected dividend yield	—%	—%	—%	—%
Expected option term (in years)	5.46	5.49	5.99	6.00
Volatility	82.05%	79.70%	82.10%	78.18%

The weighted-average grant date fair value per share of options granted in the six months ended June 30, 2021 and 2020 was $7.37 and $5.25, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,451	$1,181	$2,775	$2,230
General and administrative	1,002	1,546	2,608	2,956
Total stock-based compensation expense	$2,453	$2,727	$5,383	$5,186

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

Our lead product candidates are:

•

tamibarotene, a selective retinoic acid receptor alpha, or RARα, agonist for which we are conducting SELECT-MDS-1, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in a genomically defined subset of patients with higher-risk myelodysplastic syndrome, or HR-MDS, and plan to conduct SELECT-AML-1, a randomized Phase 2 clinical trial evaluating tamibarotene in combination with venetoclax and azacitidine in a genomically defined subset of newly diagnosed patients with acute myeloid leukemia, or AML, who are not suitable candidates for standard intensive chemotherapy;

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

At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, or ASH 2020, we presented new data from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, as well as in relapsed or refractory, or R/R, AML patients who have been prospectively selected using our proprietary RARA, the gene that codes for RARα biomarker. As of an October 1, 2020 data cut-off, 51 newly diagnosed unfit AML patients, including both RARA-positive and RARA-negative patients, were eligible for a safety analysis. Among these patients, tamibarotene in combination with azacitidine was generally well-tolerated, with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single-agent azacitidine. As of the data cut-off, of the 18 RARA-positive patients that were evaluable for clinical response, the overall response rate, or ORR, was 67%, with a composite complete response rate of 61%, with 50% of patients achieving complete response, or CR, and 11% achieving a complete response with incomplete blood count recovery, or CRi. The median time to initial response was 1.2 months, the median duration of response was 10.8 months, and the median overall survival, or OS, among patients who achieved a CR or CRi was 18 months. As of the data cut-off, of the 28 RARA-negative patients that were evaluable for clinical response, the ORR was 43%, with a composite complete response rate of 32%, with 25% of patients achieving CR and 7% achieving CRi. The median time to initial response was 3.0 months, and the median duration of response was 10.3 months. We also presented new translational data demonstrating that most RARA-positive newly diagnosed unfit AML patients have a monocytic disease phenotype that is associated with resistance to venetoclax. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with tamibarotene but also for patients who may be less likely to benefit from treatment with venetoclax. Approximately 18,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for AML to grow to be in excess of $2 billion by 2029. At ASH 2020, we also announced that tamibarotene in combination with azacitidine was generally well-tolerated in the R/R AML patient population. Among the 21 R/R AML patients who were evaluable for clinical response as of the data cut-off, the ORR was 19%, and the median OS was 5.9 months. In hypomethylating agent, or HMA, and venetoclax naïve patients, the ORR was 43%.

Based on these data and our assessment of ongoing areas of high unmet need, we are advancing tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and as in AML, about 30% of HR-MDS patients are RARA-positive. Approximately 15,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for HR-MDS to grow to be in excess of $1 billion by 2029. We plan to enroll approximately 190 RARA-positive newly diagnosed HR-MDS patients in the double-blind placebo-controlled trial, randomized 2:1 to receive tamibarotene in combination with azacitidine or placebo with azacitidine, respectively. The primary endpoint of the trial will be the CR rate. The trial is designed with 90% power and a one-sided alpha of 0.025 to detect a difference in CR rates between the experimental and control arms. We have begun dosing patients in SELECT-MDS-1, and if the trial is successful, we intend to submit to the U.S. Food and Drug Administration, or FDA, a new drug application, or NDA, as early as 2024. In addition, we plan to advance tamibarotene in combination with venetoclax and azacitidine in RARA-positive newly diagnosed unfit AML patients. The trial, which we refer to as SELECT-AML-1, is designed with a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the Phase 2 clinical trial, which will evaluate the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage therapy in patients who do not respond to venetoclax and azacitidine. We expect to initiate SELECT-AML-1 in the second half of 2021, and we expect to report initial data from the trial in 2022.

In December 2020, we acquired from Orsenix, LLC, or Orsenix, a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. Approximately 2,000 patients are diagnosed with APL in the United States and Europe annually, representing a potential total addressable market opportunity for APL of approximately $250 million based on current pricing estimates. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. Because SY-2101 is dosed orally once daily, we believe it has the potential to become the standard-of-care frontline therapy for APL by providing comparable efficacy with a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. We plan to initiate a dose confirmation study of SY-

2101 in the second half of 2021. The dose confirmation study will evaluate the PK, food effect, safety and tolerability of SY-2101 in up to 24 adult APL patients undergoing consolidation with IV ATO plus ATRA. Participants will receive a starting dose of 15 mg of SY-2101 dosed once daily, with flexibility to allow for other doses. Multiple-dose treatments will also be assessed during consolidation to assess steady state PK and safety. We anticipate reporting confirmatory dose and PK data in the first half of 2022. Following confirmation of a dose that demonstrates comparable PK exposures to IV ATO, we intend to initiate a registration-enabling Phase 3 clinical trial in patients with newly diagnosed APL in 2022 which, if successful, could enable us to submit an NDA as early as 2024.

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

The Phase 1 clinical trial continues to enroll patients with select solid tumors with exploration of intermittent dosing regimens. We expect to report additional dose escalation data, including clinical activity data, at the European Society for Medical Oncology Congress, or ESMO, in September 2021. Also at ESMO, we expect to present new preclinical data in two poster presentations: one evaluating the antitumor and pharmacodynamic activity of intermittent dosing regimens for SY-5609 in ovarian cancer models, and the other evaluating SY-5609 as a single agent and in combination with chemotherapy in KRAS-mutant models. We expect to detail next steps for further advancing the development of SY-5609 at ESMO, and to initiate the expansion portion of the Phase 1 clinical trial in the second half of 2021.

In August 2021, we announced entry into a clinical supply agreement with F. Hoffmann-La Roche AG, or Roche, pursuant to which we agreed to supply SY-5609 for a combination dosing cohort with atezolizumab in Roche’s ongoing Phase 1/1b INTRINSIC trial, which is evaluating multiple targeted therapies or immunotherapy, including atezolizumab, as single agents or in rational specified combinations in molecularly defined subsets of colorectal cancer patients. SY-5609 will be evaluated in combination with atezolizumab in patients with BRAF-mutant disease. Under the terms of the agreement, Roche will sponsor and conduct the Phase 1/1b study to evaluate the safety, tolerability and preliminary efficacy of the combination of SY-5609 and atezolizumab and will assume all costs associated with the study. In exchange for providing SY-5609, we will receive access to the data on SY-5609 in combination with atezolizumab. We retain all rights to SY-5609.

Due to changes in the development landscape with the emergence of oral selective estrogen receptor degrader, or SERD, therapies, we are no longer exploring SY-5609 in combination with fulvestrant in patients with CDK4/6 inhibitor-resistant HR-positive breast cancer. SY-5609 has shown preclinical synergy with an oral SERD in HR-positive breast cancer cells, and we continue to believe that SY-5609 has potential in HR-positive breast cancer.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities, license and collaboration agreements, and our term loan with Oxford Finance LLC, or Oxford. From inception through June 30, 2021, we raised an aggregate of $576.8 million from such transactions, including aggregate gross proceeds of $75.6 million through a public offering of our common stock in January 2021.

Since inception, we have incurred significant operating losses. Our net losses were $36.7 million and $34.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $413.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our planned clinical development activities with respect to tamibarotene, SY-2101 and SY-5609;
•	develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	initiate and continue research, preclinical and clinical development efforts for our research and preclinical programs;
•	further develop our gene control platform;
•	seek to identify and develop additional product candidates, which may involve entering into collaborations, licensing agreements or other arrangements;
•	acquire or in-license other product candidates or technologies;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	become obligated to make milestone payments upon the successful completion of specified development and commercialization activities;
•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•

hire and retain additional personnel and add operational, financial and management information systems, including personnel and systems to support our product development and commercialization efforts; and

•	add equipment and physical infrastructure to support our research and development programs.

Financial Operations Overview

Revenue

To date, our only revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended June 30, 2021 and 2020, we recognized $5.2 million and $3.2 million of revenue, of which $3.3 million and $2.5 million was related to our collaboration with GBT and $1.9 million and $0.7 million to our collaboration with Incyte, respectively. For the six months ended June 30, 2021 and 2020, we recognized $10.0 million and $5.6 million of revenue, of which $7.4 million and $4.7 million was related to our collaboration with GBT and $2.6 million and $0.9 million was related to our collaboration with Incyte, respectively.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Tamibarotene external costs	$9,052	$2,419	$13,564	$5,155
SY-5609 and other CDK7 program external costs (1)	2,821	2,773	5,927	5,488
SY-2101 program external costs	991	—	1,758	—
Other research and platform program external costs	3,882	2,422	7,233	4,780
Employee-related expenses, including stock-based compensation	7,370	5,602	14,080	10,856
Facilities and other expenses	1,670	1,580	3,253	3,086
Total research and development expenses	$25,786	$14,796	$45,815	$29,365

_________________

(1)

Our SY-1365 clinical trial costs are included within this caption as part of our CDK7 programs. In October 2019, we announced our decision to discontinue further development of SY-1365, which was completed during the year ended December 31, 2020.

We expect our research and development expenses will increase for the foreseeable future as we seek to advance our programs. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•

successful completion of preclinical studies, including activities related to preparation of an IND and minimally efficacious dose studies in animals, where applicable and required, under the requirements of the FDA or another regulatory authority;

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in our 2020 10-K.

Results of Operations

Comparison of three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,
	2021	2020	Dollar Change	% Change
Statements of Operations Data:
Revenue	$5,162	$3,188	$1,974	62%
Operating expenses:
Research and development	25,786	14,796	10,990	74%
General and administrative	5,520	5,133	387	8%
Total operating expenses	31,306	19,929	11,377	57%
Loss from operations	(26,144)	(16,741)	(9,403)	56%
Interest income	12	32	(20)	(63)%
Interest expense	(969)	(487)	(482)	99%
Change in fair value of warrant liability	4,611	—	4,611	—%
Net loss	$(22,490)	$(17,196)	$(5,294)	31%

Revenue

For the three months ended June 30, 2021, revenue was $5.2 million, of which $3.3 million was attributable to our collaboration with GBT and $1.9 million was attributable to our collaboration with Incyte. For the three months ended June 30, 2020, revenue was $3.2 million, $2.5 million of which was attributable to our collaboration with GBT and $0.7 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $11.0 million, or 74%, from $14.8 million for the three months ended June 30, 2020 to $25.8 million for the three months ended June 30, 2021. The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020, together with the changes to those items in dollars (in thousands):

	Three Months Ended June 30,
	2021	2020	Dollar Change	% Change
External research and development	$15,015	$6,792	$8,223	121%
Employee-related expenses, excluding stock-based compensation	5,919	4,422	1,497	34%
Stock-based compensation	1,451	1,180	271	23%
Consulting, licensing and professional fees	1,731	822	909	111%
Facilities and other expenses	1,670	1,580	90	6%
Total research and development expenses	$25,786	$14,796	$10,990	74%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $8.2 million, or 121%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our clinical programs, including the addition of SY-2101, and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $1.5 million, or 34%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.3 million, or 23%, for stock-based compensation expense, also primarily due to our increased headcount; and
•	an increase of approximately $0.9 million, or 111%, for consulting, licensing and professional fees, primarily related to the advancement of our clinical and pre-clinical programs.

General and Administrative Expense

General and administrative expense increased by approximately $0.4 million, or 8%, from $5.1 million for the three months ended June 30, 2020 to $5.5 million for the three months ended June 30, 2021. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses driven by increased headcount, an increase in legal costs including patent prosecution expenses, and an increase in consulting fees.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents, and marketable securities. The decrease in interest income during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was due to lower yield on our investments in these securities due to capital market conditions during the period ended June 30, 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased by approximately $0.5 million, or 99%, from $0.5 million for the three months ended June 30, 2020 to $1.0 million for the three months ended June 30, 2021. The increase in interest expense during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was driven by an increase in outstanding debt during the three months ended June 30, 2021 due to the drawing of a second tranche of $20.0 million from our credit facility with Oxford in December 2020, and therefore having two tranches of debt outstanding for the three months ended June 30, 2021. Interest expense during the three months ended June 30, 2020 was based only on the first tranche of $20.0 million that was drawn in February 2020 and therefore was incurring interest expenses for only a part of the three months ended June 30, 2020.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was a result of the remeasurement of the fair value of warrants issued in connection with the December 2020 private placement.

Comparison of six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,
	2021	2020	Dollar Change	% Change
Statements of Operations Data:
Revenue	$9,989	$5,566	$4,423	79%
Operating expenses:
Research and development	45,815	29,365	16,450	56%
General and administrative	11,260	10,282	978	10%
Total operating expenses	57,075	39,647	17,428	44%
Loss from operations	(47,086)	(34,081)	(13,005)	38%
Interest income	24	416	(392)	(94)%
Interest expense	(1,937)	(757)	(1,180)	156%
Change in fair value of warrant liability	12,281	—	12,281	—%
Net loss	$(36,718)	$(34,422)	$(2,296)	7%

Revenue

For the six months ended June 30, 2021, revenue was $10.0 million, of which $7.4 million was attributable to our collaboration with GBT and $2.6 million was attributable to our collaboration with Incyte. For the six months ended June 30, 2020, revenue was $5.6 million, of which $4.7 million was attributable to our collaboration with GBT and $0.9 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $16.5 million, or 56%, from $29.4 million for the six months ended June 30, 2020 to $45.8 million for the six months ended June 30, 2021. The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020, together with the changes to those items in dollars (in thousands):

	Six Months Ended June 30,
	2021	2020	Dollar Change	% Change
External research and development	$25,820	$13,741	$12,079	88%
Employee-related expenses, excluding stock-based compensation	11,305	8,626	2,679	31%
Stock-based compensation	2,775	2,230	545	24%
Consulting, licensing and professional fees	2,662	1,683	979	58%
Facilities and other expenses	3,253	3,085	168	5%
Total research and development expenses	$45,815	$29,365	$16,450	56%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $12.1 million, or 88%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our clinical programs, including the addition of SY-2101, and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $2.7 million, or 31%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.5 million, or 24%, for stock-based compensation expense, also primarily due to our increased headcount;
•	an increase of approximately $1.0 million, or 58%, for consulting, licensing and professional fees primarily related to the advancement of our clinical and pre-clinical programs; and
•	an increase of approximately $0.2 million, or 5%, for facilities and other expenses, primarily due to our increased headcount.

General and Administrative Expense

General and administrative expense increased by approximately $1.0 million, or 10%, from $10.3 million for the six months ended June 30, 2020 to $11.3 million for the six months ended June 30, 2021. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses driven by increased headcount, COVID-19 testing expenses incurred by us to support the health and safety of our employees, an increase in legal costs including patent prosecution expenses, and an increase in consulting fees.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents, and marketable securities. The decrease in interest income during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was due to lower yield on our investments in these securities due to capital market conditions during the six months ended June 30, 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased by approximately $1.2 million, or 156%, from $0.8 million for the six months ended June 30, 2020 to $2.0 million for the six months ended June 30, 2021. The increase in interest expense during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was driven by an increase in outstanding debt during the six months ended June 30, 2021 due to the drawing of a second tranche of $20.0 million from our credit facility with Oxford in December 2020, and therefore having two tranches of debt outstanding for the six months ended June 30, 2021. Interest expense during the six months ended June 30, 2020 was based only on the first tranche of $20.0 million that was drawn in February 2020 and therefore was incurring interest expenses for only a part of the six months ended June 30, 2020.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was a result of the remeasurement of the fair value of warrants issued in connection with the December 2020 private placement.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through June 30, 2021, primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. As of June 30, 2021, $20.0 million remains available under the Loan Agreement at the sole discretion of Oxford.

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

As of June 30, 2021, $75.0 million in common stock remained available for future issuance under the sales agreement.

As of June 30, 2021, $224.4 million of securities remained available for future issuance under the shelf registration statement.

As of June 30, 2021, we had cash, cash equivalents, and marketable securities of approximately $195.3 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(48,444)	$(12,185)
Investing activities	(35,107)	47,215
Financing activities	70,482	31,913
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,069)	$66,943

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $48.4 million during the six months ended June 30, 2021 compared to $12.2 million for the six months ended June 30, 2020. The increase in net cash used in operating activities during the six months ended June 30, 2021 was primarily due to a $13.0 million increase in loss from operations during the six months ended June 30, 2021 and the $20.0 million proceeds received in January 2020 from our collaboration agreement with GBT that was entered into in December 2019, which did not recur during the six months ended June 30, 2021.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $35.1 million during the six months ended June 30, 2021 compared to net cash provided by investing activities of $47.2 million during the six months ended June 30, 2020. The decrease in net cash provided by investing activities was primarily due to maturities of marketable securities of $50.0 million, offset by the purchase of $2.8 million of property and equipment during the six months ended June 30, 2020, as compared to $0.7 million in the six months ended June 30, 2021, and purchases of marketable securities of $34.4 million during the six months ended June 30, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $70.5 million during the six months ended June 30, 2021 compared to $31.9 million for the six months ended June 30, 2020. Cash provided by financing activities for the six months ended June 30, 2021 was primarily due to net proceeds of $70.3 million from a public offering of shares of our common stock, $0.2 million of proceeds from the issuance of common stock under our employee stock purchase plan, and $0.2 million of proceeds from the exercise of stock options, offset by $0.1 million of payments made under our finance lease. In comparison, the cash provided by financing activities for the six months ended June 30, 2020 was primarily due to $11.9 million of net proceeds from the issuance of shares of our common stock pursuant to the 2017 sales agreement with Cowen, $19.7 million of net proceeds from the first tranche of the Oxford loan, $0.2 million of proceeds from the issuance of common stock under our employee stock purchase plan, and $0.2 million of proceeds from the exercise of stock options, offset by $0.1 million of payments made under our finance lease.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance our ongoing and planned clinical trials of tamibarotene, SY-2101 and SY-5609, advance additional product candidates through research and preclinical development and into clinical trials, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our product candidates.

We believe that our cash, cash equivalents, and marketable securities as of June 30, 2021, will enable us to fund our planned operating expense and capital expenditure requirements into 2023. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of tamibarotene, SY-2101 and SY-5609 and any associated companion diagnostic tests;
•	research and preclinical development efforts for any future product candidates that we may develop;
•	the number of future product candidates that we pursue and their development requirements;
•	our ability to enter into, and the terms and timing of, any collaborations, licensing agreements or other arrangements;
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
•

the timing and amount of milestone and other payments due to licensors for patent and technology rights used in our gene control platform or to TMRC Co. Ltd., or TMRC, associated with the development, manufacture and commercialization of tamibarotene;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents and marketable securities primarily consist of money market funds that invest in U.S. Treasury obligations, as well as corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are primarily in the form of money market funds and are invested in U.S. treasury or government obligations. However, because of the low-risk profile of our investments, we believe an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2021, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six-month periods ended June 30, 2021 and 2020.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Risks Related to the COVID-19 Pandemic

Public health pandemics, epidemics or outbreaks, including COVID-19, have had, and will continue to have, an adverse impact on our business.

Public health crises such as pandemics, epidemics and outbreaks could adversely impact our business. The novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has caused a pandemic that has reached multiple regions and countries, including Cambridge, Massachusetts, where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the United States and in other countries. The extent to which COVID-19 continues to impact our operations or those of the third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, and the actions to contain COVID-19 or address its impact in the short and long term.

Further, in response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals whose job responsibilities require or are significantly enhanced by on site presence, limited the number of people that can be present at our facility at any one time, and implemented a number of additional health and safety protocols. We have eased these restrictions over time in accordance with guidance from applicable governmental authorities. In the event that governmental authorities were to impose new restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time. Sustained restrictions on our ability to conduct research would have an adverse impact on our ability to perform under our collaboration agreements with Global Blood Therapeutics, Inc. and Incyte Corporation, as well as delay the time in which we would be able to nominate new drug candidates for clinical development. In addition, it is possible that productivity and morale may be adversely impacted for those employees who are working remotely.

We believe that we have sufficient supply of clinical trial material to conduct our ongoing clinical trial activities, and we are implementing contingency plans to ensure that this continues to be the case. We are monitoring the potential impact of surges of COVID-19 cases in jurisdictions where our contract manufacturing organization partners and clinical sites are located. For example, we source certain clinical trial material from contract manufacturing organizations in India, which has experienced a recent surge of COVID-19 cases. We cannot provide assurance that the COVID-19 pandemic will not delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future, which could have a material adverse impact on our operations and financial condition and results. These factors include:

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

•

the impact on our clinical trials or our other development and regulatory objectives if we are unable to initiate sites or screen and enroll patients on the timelines that we originally anticipated, if we are unable to continue remote monitoring of clinical trial data or utilizing telehealth systems, local laboratory assessments and in-home nursing visits for enrolled patients, or if any patient enrolled in one of our clinical trials is unable to remain on study due to a positive COVID-19 diagnosis;

•	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples, and other supplies used in our clinical trials;

•

the impact of limitations on travel or working conditions that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites, or the ability of employees at any of our contract manufacturers or contract research organizations to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials and other research and manufacturing activities;

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

•

delays in ongoing laboratory experiments and operations if we are required to reduce the number of employees in our laboratories, or if the contract research organizations we have retained to supplement our internal research efforts are unable to perform as anticipated, whether due to capacity constraints, staffing shortages, or otherwise; and

•

business disruptions caused by potential workplace closures and an increased reliance on employees working from home, challenges in recruiting employees required to execute on our research and development plans, cybersecurity and data accessibility issues, which may be adversely impacted by a remote work environment, and communication or transit disruptions, any of which could adversely impact our business operations and delay necessary interactions among our employees and between our company and the third parties upon which we rely.

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

For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of AML or patient subsets within AML (including ivosidenib, venetoclax, glasdegib and gilteritinib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). Tamibarotene may also face competition from other investigational products currently in clinical development for AML and MDS, including investigational products in late-stage development from Takeda Pharmaceutical Co. Ltd., Gilead Sciences, Inc., Abbvie Inc., Novartis AG, Astex Pharmaceuticals, Inc., argenx SE, Aprea Therapeutics, Inc., Pfizer Inc., Daiichi Sankyo Company, Ltd., Servier Pharmaceuticals, LLC, Otsuka Pharmaceutical Co., Ltd., Roche Holding AG, Actinium Pharmaceuticals, Inc., GlycoMimetics, Inc., Arog Pharmaceuticals, Inc., Rafael Pharmaceuticals, Inc., Geron Corporation, Delta-Fly Pharma, Inc., SELLAS Life Sciences Group, Inc., and Bristol-Myers Squibb Co.

SY-2101 may face competition from Trisenox® or any of the generic forms of Trisenox, an intravenously administered arsenic trioxide product approved by the FDA for the treatment of APL. We are also aware of a traditional Chinese medicine (TCM)-based formulation of oral arsenic commercially available in China. In addition, we are aware of an oral formulation of arsenic trioxide in clinical development by Phebra Pty Ltd, or Phebra, an Australian based specialty pharmaceutical group. Phebra recently entered into an agreement with Medsenic SAS, a European biopharmaceutical company, for the investigation of their oral arsenic trioxide compound for the treatment of autoimmune diseases. We are also aware of an oral formulation of arsenic trioxide being studied in an academic setting in China.

In addition, we are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Exelixis, Inc., three other selective CDK7 inhibitor programs that we believe are in preclinical development from Qurient Co. Ltd., Yungjin Pharma Co., Ltd., and The Translational Genomics Research Institute, and a collaboration between Exscientia Ltd. and GT Apeiron Therapeutics Ltd. focused on developing novel CDK inhibitors, including selective CDK7 inhibitors. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in the disease areas where we may choose to focus development of SY-5609 in the future. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

Our competitors may develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any future collaborators, may develop. For example, the evolving standard of care for the treatment of patients with AML and the response rates and duration of response seen with approved and investigational agents in this disease may result in a longer and more complex clinical development path for tamibarotene, which in turn will impact the potential return on investments in clinical trials of tamibarotene. Our competitors also may obtain FDA or other marketing approval for their products before we, or any future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any future collaborators, are able to enter the market.

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, the development of our product candidates.

Item 5. Other Information.

On August 4, 2021, the Board of Directors, or the Board, of Syros Pharmaceuticals, Inc., or the Company, amended and restated the Company’s Amended and Restated By-Laws, or, as amended and restated, the Second Amended and Restated By-Laws, effective immediately. The Second Amended and Restated By-Laws include the following amendments:

•	Article I (Stockholders) was amended to, among other things:
(1)	expressly permit the Company to hold stockholder meetings solely by means of remote communication;
(2)

expressly permit the Board to separate the record date for determining stockholders entitled to vote at a meeting of stockholders from the record date for determining stockholders entitled to notice of such meeting, or a bifurcated record date, consistent with Delaware law.

(3)	clarify that notice may be given to stockholders in accordance with Section 232 of the General Corporation Law of the State of Delaware, or the DGCL;
(4)

require the Company to provide the stockholder voting list for examination by stockholders during the whole time of a meeting of stockholders on a reasonably accessible electronic network if such meeting is to be held solely by means of remote communication, and to provide the information required to access such list with the notice of the meeting; and

(5)	provide that a stockholder may not nominate more directors for election at a meeting than the number of directors to be elected at such meeting.

•	Article II (Directors) was amended to, among other things:
(1)	provide for electronic transmission of notices and consents; and
(2)

add provisions for special notice and quorum requirements for Board meetings during an emergency situation of the type described in Section 110(a) of the DGCL and limit the liability of directors acting pursuant to such provisions to willful misconduct.

•	Article III (Officers) was amended to, among other things, provide the Board with discretion as to the timing of addressing vacancies in the offices of CEO, President, Treasurer and Secretary.

•

Article V (General Provisions) was amended to, among other things, include exclusive forum selection provisions. The provisions provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim arising pursuant to any provision of the Company’s certificate of incorporation or the Second Amended and Restated By-Laws or governed by the internal affairs doctrine; provided, however, that this exclusive forum provision shall not apply to claims arising under the Securities Act of 1933 or the Securities Exchange Act of 1934 or any other claim for which the federal courts have exclusive jurisdiction. In addition, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act of 1933.

The Second Amended and Restated By-Laws also include certain technical, conforming and clarifying changes. The foregoing description of the Second and Amended Restated By-Laws is qualified in its entirety by reference to the full text of the Second Amended and Restated By-Laws, which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

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

3.2	Second Amended and Restated By-Laws of the Registrant (filed herewith).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

Syros Pharmaceuticals, Inc.

Date: August 5, 2021	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)