Form 10-Q
period 2021-09-30
Syros Pharmaceuticals, Inc.
filed 2021-11-05
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 31, 2021: 61,947,150

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

These forward‑looking statements include, among other things, statements about:

•

our plans to initiate and expand clinical trials of our product candidates and our expectations for the timing, quantity and quality of information to be reported from our clinical trials of tamibarotene, SY-2101 and SY‑5609;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$115,420	$173,984
Marketable securities	30,164	—
Accounts receivable	—	7
Contract assets	3,632	2,324
Prepaid expenses and other current assets	4,055	2,242
Total current assets	153,271	178,557
Property and equipment, net	13,458	14,213
Marketable securities - noncurrent	21,117	—
Other long-term assets	2,410	1,966
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	14,299	14,831
Right-of-use assets – financing leases	402	597
Total assets	$208,043	$213,250
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,108	$3,603
Accrued expenses	11,839	11,084
Deferred revenue, current portion	11,995	12,209
Financing lease obligations, current portion	285	265
Operating lease obligation, current portion	1,653	1,463
Total current liabilities	29,880	28,624
Deferred revenue, net of current portion	2,980	9,877
Financing lease obligations, net of current portion	140	356
Operating lease obligation, net of current portion	23,317	24,578
Warrant liability	5,594	19,711
Debt, net of debt discount, long term	40,072	39,551
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 61,942,950 and 56,222,746 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	61	56
Additional paid-in capital	545,770	467,518
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(439,766)	(377,021)
Total stockholders' equity	106,060	90,553
Total liabilities and stockholders' equity	$208,043	$213,250

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$5,697	$3,828	$15,686	$9,394
Operating expenses:
Research and development	27,262	17,674	73,077	47,039
General and administrative	5,346	5,151	16,606	15,433
Total operating expenses	32,608	22,825	89,683	62,472
Loss from operations	(26,911)	(18,997)	(73,997)	(53,078)
Interest income	32	4	56	421
Interest expense	(984)	(493)	(2,921)	(1,251)
Change in fair value of warrant liability	1,836	—	14,117	—
Net loss applicable to common stockholders	$(26,027)	$(19,486)	$(62,745)	$(53,908)
Net loss per share applicable to common stockholders - basic and diluted	$(0.41)	$(0.43)	$(1.01)	$(1.19)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	62,928,299	45,781,638	62,394,819	45,137,331

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(26,027)	$(19,486)	$(62,745)	$(53,908)
Other comprehensive gain (loss):
Unrealized holding gain (loss) on marketable securities	14	—	(5)	(24)
Comprehensive loss	$(26,013)	$(19,486)	$(62,750)	$(53,932)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the nine months ended September 30, 2021 and 2020

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	43,367,801	$43	$372,100	$24	$(292,983)	$79,184
Exercise of stock options	95,647	—	509	—	—	509
Vesting of restricted stock units	105,912	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	36,708	—	223	—	—	223
Stock-based compensation expense	—	—	7,909	—	—	7,909
Issuance of common stock at-the-market, net of issuance costs of $411	2,201,810	2	11,917	—	—	11,919
Issuance of warrants	—	—	128	—	—	128
Other comprehensive loss	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(53,908)	(53,908)
Balance at September 30, 2020	45,807,878	$45	$392,786	$—	$(346,891)	$45,940

Balance at December 31, 2020	56,222,746	$56	$467,518	$—	$(377,021)	$90,553
Exercise of stock options	20,134	—	157	—	—	157
Vesting of restricted stock units	267,012	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	33,058	—	153	—	—	153
Stock-based compensation expense	—	—	7,479	—	—	7,479
Issuance of common stock in underwritten public offering, net of issuance costs of $5,132	5,400,000	5	70,463	—	—	70,468
Other comprehensive loss	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(62,745)	(62,745)
Balance at September 30, 2021	61,942,950	$61	$545,770	$(5)	$(439,766)	$106,060

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended September 30, 2021

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at June 30, 2020	45,758,881	$45	$389,766	$—	$(327,405)	$62,406
Exercise of stock options	46,547	—	297	—	—	297
Vesting of restricted stock units	2,450	—	—	—	—	—
Stock-based compensation expense	—	—	2,723	—	—	2,723
Net loss	—	—	—	—	(19,486)	(19,486)
Balance at September 30, 2020	45,807,878	$45	$392,786	$—	$(346,891)	$45,940

Balance at June 30, 2021	61,920,250	$61	$543,674	$(19)	$(413,739)	$129,977
Vesting of restricted stock units	22,700	—	—	—	—	—
Stock-based compensation expense	—	—	2,096	—	—	2,096
Other comprehensive gain	—	—	—	14	—	14
Net loss	—	—	—	—	(26,027)	(26,027)
Balance at September 30, 2021	61,942,950	$61	$545,770	$(5)	$(439,766)	$106,060

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(62,745)	$(53,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,050	2,071
Amortization of right-of-use asset	195	196
Stock-based compensation expense	7,479	7,909
Change in fair value of warrant liability	(14,117)	—
Net amortization of premiums and discounts on marketable securities	122	(49)
Amortization of debt-discount and accretion of deferred debt costs	521	196
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,813)	(576)
Accounts receivable	7	19,998
Contract assets	(1,308)	(2,152)
Other long-term assets	(694)	(461)
Accounts payable	334	104
Accrued expenses	1,048	70
Deferred revenue	(7,111)	(2,983)
Proceeds for tenant improvement incentive from landlord	—	2,035
Operating lease asset and liabilities	(539)	110
Net cash used in operating activities	(76,571)	(27,440)
Investing activities
Purchases of property and equipment	(1,000)	(3,307)
Purchases of marketable securities	(51,408)	—
Maturities of marketable securities	—	50,000
Net cash (used in) provided by investing activities	(52,408)	46,693
Financing activities
Payments on financing lease obligations	(196)	(179)
Proceeds from issuance of common stock through employee benefit plans	157	509
Proceeds from the issuance of common stock through employee stock purchase plan	153	223
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	—	11,896
Proceeds from term loan, net of issuance costs	—	19,700
Proceeds from issuance of common stock in public offering, net of issuance costs	70,337	—
Payment of issuance cost related to out of period offering	(36)	—
Net cash provided by financing activities	70,415	32,149
Net increase (decrease) in cash, cash equivalents and restricted cash	(58,564)	51,402
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	177,070	44,817
End of period	$118,506	$96,219
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,380	$1,055
Cash paid for tax	$—	$7
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$178	$139
Offering costs incurred but unpaid as of period end	$10	$103

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $84.0 million, $75.4 million and $62.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of September 30, 2021, the Company had an accumulated deficit of $439.8 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through the sale of equity securities, license and collaboration agreements and term debt. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $166.7 million as of September 30, 2021 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these unaudited interim condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2021, the results of its operations, statements of cash flows and statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

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

As of September 30, 2021, pre-funded warrants to purchase 1,000,000 shares of common stock that were issued in connection with the December 2020 private placement (refer to Note 10) were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
Stock options	6,264,350	5,549,290
Unvested restricted stock units	1,850,962	1,694,633
Warrants*	4,990,156	2,145,642
Total	13,105,468	9,389,565

* As of September 30, 2021, this is comprised of 2,117,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10), 27,548 warrants to purchase common stock issued in connection with the execution of the Company’s loan agreement in February 2020 (refer to Note 7), 17,389 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 7), and 2,828,125 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 10). As of September 30, 2020, this is comprised of 2,118,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10) and 27,548 warrants to purchase common stock issued in connection with the execution of the Company’s loan agreement in February 2020 (refer to Note 7).

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

During the nine months ended September 30, 2021, there was no change in the total transaction price, which remained at approximately $60.0 million.

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

During the three and nine months ended September 30, 2021, the Company recognized revenue of $5.6 million and $12.9 million, respectively, under the GBT Collaboration Agreement. During the three and nine months ended September 30, 2020, the Company recognized revenue of $3.5 million and $8.2 million, respectively, under the GBT Collaboration Agreement. As of September 30, 2021, the Company has deferred revenue outstanding under the GBT Collaboration Agreement of approximately $12.4 million, of which $9.5 million and $2.8 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s condensed consolidated balance sheets.

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

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of September 30, 2021, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment. This additional consideration is recognized on a percent complete basis as work is performed.

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

During the three and nine months ended September 30, 2021, the Company recognized revenue of $0.1 million and $2.8 million, respectively, under the Incyte Collaboration Agreement. During the three and nine months ended September 30, 2020, the Company recognized revenue of $0.3 million and $1.2 million, respectively, under the Incyte Collaboration Agreement. As of September 30, 2021, the Company has deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $2.6 million, of which $2.5 million and $0.1 million were classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively on the Company’s condensed consolidated balance sheets.

The following table presents the changes in accounts receivable, contract assets and liabilities for the nine months ended September 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at September 30, 2021
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$7	$7,270	$(7,277)	$—
Unbilled receivables from collaboration partners	2,324	8,431	(7,123)	3,632
Total accounts receivable and contract assets	$2,331	$15,701	$(14,400)	$3,632
Contract liabilities:
Deferred revenue - Incyte	$5,365	$—	$(2,766)	$2,599
Deferred revenue - GBT	16,721	145	(4,490)	12,376
Total contract liabilities	$22,086	$145	$(7,256)	$14,975

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

Cash, cash equivalents and marketable securities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

		Unrealized	Unrealized	Fair
September 30, 2021	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$115,420	$—	$—	$115,420
Marketable securities:
Corporate debt securities - due in one year or less	30,165	1	(2)	30,164
US Treasury obligation - due in more than one year to five years	11,999	—	(3)	11,996
Corporate debt securities - due in more than one year to five years	9,122	1	(2)	9,121
Total	$166,706	$2	$(7)	$166,701

		Unrealized	Unrealized	Fair
December 31, 2020	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$173,984	$—	$—	$173,984
Total	$173,984	$—	$—	$173,984

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the nine months ended September 30, 2021 and 2020, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of September 30, 2021, marketable securities with maturities of one year or less when purchased are presented in current assets and those with maturities of more than one year are presented in the noncurrent assets in the accompanying condensed consolidated balance sheet.

At September 30, 2021, the Company held eight securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2021 was $23.5 million. There were no securities held by the Company in an unrealized loss position for more than twelve months as of September 30, 2021. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above marketable securities. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of September 30, 2021.

5. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$80,371	$80,371	$—	$—
Money market funds	35,049	35,049	—	—
Corporate debt securities - due in one year or less	30,164	—	30,164	—
US Treasury obligation - due in more than one year to five years	11,996	11,996	—	—
Corporate debt securities - due in more than one year to five years	9,121	—	9,121	—
Total	$166,701	$127,416	$39,285	$—
Liabilities:
Warrant liability	$5,594	$—	$—	$5,594
Total	$5,594	$—	$—	$5,594

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$47,579	$47,579	$—	$—
Money market funds	126,405	126,405	—	—
Total	$173,984	$173,984	$—	$—
Liabilities:
Warrant liability	$19,711	$—	$—	$19,711
Total	$19,711	$—	$—	$19,711

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Warrants is as follows:

	September 30, 2021	December 31, 2020
Stock price	$4.47	$10.85
Risk-free interest rate	0.80%	0.35%
Dividend yield	—	—
Expected life (in years)	4.19	4.94
Expected volatility	85.18%	82.66%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 Warrant liability for the nine months ended September 30, 2021 (in thousands):

Warrant liability
Fair value as of December 31, 2020	$19,711
Change in fair value	(14,117)
Fair value as of September 30, 2021	$5,594

As of September 30, 2021, the fair value of the long-term debt is based on Level 3 inputs and approximated its carrying value.

6. Restricted Cash

At September 30, 2021 and December 31, 2020, the Company had $3.1 million in restricted cash, all of which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the 2019 Lease (See Note 9).

In connection with the execution of the 2019 Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of September 30, 2021, December 31, 2020, September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$115,420	$173,984	$93,133	$41,441
Restricted cash, current portion	—	—	—	290
Restricted cash, net of current portion	3,086	3,086	3,086	3,086
Total cash, cash equivalents and restricted cash	$118,506	$177,070	$96,219	$44,817

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

The Company has the following minimum aggregate future loan payments as of September 30, 2021 (in thousands):

Three months ending December 31, 2021	$—
Year ending December 31, 2022	—
Year ending December 31, 2023	16,667
Year ending December 31, 2024	20,000
Year ending December 31, 2025	3,333
Total minimum payments	$40,000
Less unamortized debt discount	(507)
Plus accumulated accretion of final fees	579
Less current portion	—
Long-term debt, net of current portion	$40,072

For the three and nine months ended September 30, 2021, interest expense related to the Loan Agreement was approximately $1.0 million and $2.9 million, respectively. For the three and nine months ended September 30, 2020, interest expense related to the Loan Agreement was approximately $0.5 million and $1.2 million, respectively. The total carrying value of debt is classified as long-term on the Company’s condensed consolidated balance sheets as of September 30, 2021.

8. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
External research and preclinical development	$7,190	$4,702
Employee compensation and benefits	3,896	5,715
Professional fees	683	602
Facilities and other	70	65
Accrued expenses	$11,839	$11,084

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

The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the 2019 Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $1.7 million of the lease liability as short-term and $23.3 million of the lease liability as long-term as of September 30, 2021.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of September 30, 2021 (in thousands):

	Operating	Financing
Three months ending December 31, 2021	$970	$78
Year ending December 31, 2022	3,935	313
Year ending December 31, 2023	4,049	66
Year ending December 31, 2024	4,166	—
Year ending December 31, 2025 and beyond	23,543	—
Total minimum lease payments	36,663	457
Less imputed interest	(11,693)	(32)
Total lease liability	$24,970	$425

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of September 30, 2021 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Lease cost:
Operating lease cost	$772	$2,316
Financing lease cost:
Amortization of right-of-use asset	$67	$195
Interest on lease liabilities	11	38
Total financing lease cost	$78	$233
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$951	$2,853
Operating cash flows from financing lease	$78	$234

Other information:		Nine Months Ended September 30, 2021
Weighted-average remaining lease term (in years) - operating lease		8.42
Weighted-average discount rate - operating lease		9.30%
Weighted-average remaining lease term (in years) - financing lease		1.56
Weighted-average discount rate - financing lease		9.47%

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

In exchange for this license, the Company agreed to a non-refundable upfront payment of $1.0 million, for which $0.5 million was paid in September 2015 upon execution of the agreement, and the remaining $0.5 million was paid in May 2016. Under the agreement, the Company is also obligated to make payments upon the successful achievement of clinical and regulatory milestones totaling approximately $13.0 million per indication, defined as a distinct tumor type. The Company paid $1.0 million to TMRC for a development milestone achieved upon the successful dosing of the first patient in its Phase 2 clinical trial of tamibarotene in 2016. In May 2021, the Company paid $2.0 million to TMRC for a development milestone achieved upon the successful dosing of the first patient in its Phase 3 clinical trial of tamibarotene in MDS patients. In September 2021, the Company paid $1.0 million to TMRC for a development milestone achieved upon the successful dosing of the first patient in its Phase 2 clinical trial of tamibarotene in AML patients. In addition, the Company is obligated to pay TMRC a single-digit percentage royalty, on a country-by-country and product-by-product basis, on net product sales of tamibarotene using know-how and patents licensed from TMRC in North America and Europe for a defined royalty term.

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company did not incur any fees under this supply management agreement during the three months ended September 30, 2021 and 2020. The Company incurred $0.6 million and $0.8 million under this supply management agreement during the nine months ended September 30, 2021 and 2020, respectively.

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

In the event of certain fundamental transactions involving the Company, the holders of Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the Warrants as liabilities, while the Pre-Funded Warrants met the permanent equity criteria classification. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the Warrants at issuance was $19.3 million, determined using the Black-Scholes valuation model. The Company remeasured the Warrants’ fair value at September 30, 2021 and December 31, 2020 as $5.6 million and $19.7 million, respectively. The change in fair value of $1.8 million and $14.1 million was recorded in the condensed statement of operations for the three and nine months ended September 30, 2021, respectively.

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

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 666,000 shares of common stock. As of September 30, 2021, there were no shares of Series A Preferred Stock outstanding.

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

As of September 30, 2021, 2019 Warrants to purchase 2,117,094 shares of common stock are outstanding and remain unexercised.

11. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2016 Plan was increased by 1,600,000 shares. At September 30, 2021, 2,737,474 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2016 ESPP was increased by 562,227 shares. At September 30, 2021, 2,298,325 shares remained available for future issuance under the 2016 ESPP.

Inducement Grant

During the three and nine months ended September 30, 2021, the Company granted a non-statutory stock option to purchase 360,000 shares of the Company’s common stock. This stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s employment commencement date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of the option is subject to such employee’s continued service with the Company through the applicable vesting dates. This stock option was granted outside of the 2016 Plan as an inducement material to the employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

The Company has granted certain stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones for the Company’s product candidates and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. As of December 31, 2020, all performance-based milestone related to these stock options were achieved. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three and nine months ended September 30, 2021 and 2020.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. None of these performance-based criteria had been achieve or were probable of being achieved as of September 30, 2021; therefore, no expense has been recognized during the three or nine months ended September 30, 2021. There was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 5.0 years as of September 30, 2021.

A summary of the status of stock options as of December 31, 2020 and September 30, 2021 and changes during the nine months ended September 30, 2021 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2020	5,468,605	$8.90	7.2	$13,124
Granted	1,647,000	9.17
Exercised	(20,134)	7.77
Cancelled	(831,121)	9.92
Outstanding at September 30, 2021	6,264,350	$8.84	6.7	$931
Exercisable at September 30, 2021	3,872,773	$9.06	5.4	$931

The intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $0.1 million and $0.5 million, respectively.

As of September 30, 2021, there was $12.2 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 2.8 years.

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

A summary of the status of restricted stock units as of December 31, 2020 and September 30, 2021 and changes during the nine months ended September 30, 2021 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	1,734,383	$7.40
Granted	800,454	9.26
Vested	(267,012)	7.70
Forfeited	(416,863)	7.92
Outstanding at September 30, 2021	1,850,962	$8.04

As of September 30, 2021, there was $10.4 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.3 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average risk-free interest rate	1.12%	0.46%	0.87%	1.29%
Expected dividend yield	—%	—%	—%	—%
Expected option term (in years)	6.06	5.89	6.01	5.99
Volatility	81.24%	79.96%	81.88%	78.26%

The weighted-average grant date fair value per share of options granted in the nine months ended September 30, 2021 and 2020 was $6.36 and $5.29, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,485	$1,229	$4,260	$3,459
General and administrative	611	1,494	3,219	4,450
Total stock-based compensation expense	$2,096	$2,723	$7,479	$7,909

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

Our lead product candidates are:

•

tamibarotene, a selective retinoic acid receptor alpha, or RARα, agonist for which we are conducting SELECT-MDS-1, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in a genomically defined subset of patients with higher-risk myelodysplastic syndrome, or HR-MDS, and for which we are conducting SELECT-AML-1, a randomized Phase 2 clinical trial evaluating tamibarotene in combination with venetoclax and azacitidine in a genomically defined subset of newly diagnosed patients with acute myeloid leukemia, or AML, who are not suitable candidates for standard intensive chemotherapy;

•

SY-2101, a novel oral form of arsenic trioxide, or ATO, which we are evaluating in a dose confirmation study, and which we plan to follow with a Phase 3 clinical trial, in patients with newly diagnosed acute promyelocytic leukemia, or APL; and

•

SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, that we plan to evaluate in combination with chemotherapy in pancreatic cancer patients in an expansion cohort of our existing Phase 1 clinical trial, in combination with a Bruton’s tyrosine kinase, or BTK, inhibitor in mantle cell lymphoma in a Phase 1b trial, and in combination with atezolizumab, a PD-L1 inhibitor, in BRAF-mutant colorectal cancer in a Phase 1/1b clinical trial sponsored by F. Hoffmann-La Roche AG, or Roche.

We also have multiple preclinical and discovery programs in oncology including our CDK12 inhibitor program (our most advanced program in preclinical development), and programs targeting monogenic diseases such as sickle cell disease and myotonic dystrophy type 1. In 2022, we expect to nominate our next development candidate appropriate for investigational new drug application, or IND, enabling preclinical studies.

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

Based on these data and our assessment of ongoing areas of high unmet need, we are advancing tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and as in AML, about 30% of HR-MDS patients are RARA-positive. Approximately 15,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for HR-MDS to grow to be in excess of $1 billion by 2029. We plan to enroll approximately 190 RARA-positive newly diagnosed HR-MDS patients in the double-blind placebo-controlled trial, randomized 2:1 to receive tamibarotene in combination with azacitidine or placebo with azacitidine, respectively. The primary endpoint of the trial will be the CR rate. The trial is designed with 90% power and a one-sided alpha of 0.025 to detect a difference in CR rates between the experimental and control arms. We are currently dosing patients in SELECT-MDS-1, and if the trial is successful, we intend to submit to the U.S. Food and Drug Administration, or FDA, a new drug application, or NDA, as early as 2024. In addition, we are advancing tamibarotene in combination with venetoclax and azacitidine in RARA-positive newly diagnosed unfit AML patients. The trial, which we refer to as SELECT-AML-1, is designed with a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the Phase 2 clinical trial, which will evaluate the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage therapy in patients who do not respond to venetoclax and azacitidine. We have begun dosing patients in the SELECT-AML-1 trial, and we expect to report initial data from the trial in 2022.

In December 2020, we acquired from Orsenix, LLC, or Orsenix, a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. Approximately 2,000 patients are diagnosed with APL in the United States and Europe annually, representing a potential total addressable market opportunity for APL of approximately $250 million based on current pricing estimates. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. Because SY-2101 is dosed orally once daily, we believe it has the potential to become the standard-of-care frontline therapy for APL by providing comparable efficacy with a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. We have begun dosing patients in a dose confirmation study of SY-2101. The dose confirmation study is evaluating the PK, food effect, safety and tolerability of SY-2101 in up to 24 adult APL patients undergoing consolidation with IV ATO plus ATRA. Participants receive a starting dose of 15 mg of SY-2101 dosed once daily, with flexibility to allow for other doses. Multiple-dose treatments are also being assessed during consolidation to assess steady state PK and safety. We anticipate reporting confirmatory dose and PK data in the first half of 2022. Following confirmation of a dose that demonstrates comparable PK exposures to IV ATO, we intend to initiate a registration-enabling Phase 3 clinical trial in patients with newly diagnosed APL in 2022 which, if successful, could enable us to submit an NDA as early as 2024.

At the European Society for Medical Oncology Congress held in September 2021, or ESMO 2021, we presented new data from the dose-escalation portion of the Phase 1 multi-center, open-label study of SY-5609 evaluating patients with advanced breast, colorectal, lung, ovarian and pancreatic cancers, as well as patients with solid tumors of any histology harboring Rb pathway alterations. Patients were treated in cohorts exploring continuous daily dosing as well as intermittent dosing regimens, including seven days on treatment and seven days off (7d on/7d off) and five days on treatment and two days off (5d on/2d off). As of a July 6, 2021 data cut-off, 54 patients treated with single-agent SY-5609 in the study were eligible for a safety analysis and 45 patients were evaluable for clinical response. The median age of patients enrolled in the study was 65.5. Patients had been heavily pre-treated with as many as eight prior therapies and a median of four prior therapies. Across all doses and schedules, the majority of adverse events, or AEs, were low-grade and reversible, and there was a low rate of discontinuations due to AEs. The most common treatment-emergent AEs were nausea, diarrhea, thrombocytopenia, fatigue and anemia. Tolerability was optimized with the 7d on/7d off schedule, which had the lowest rates of treatment-emergent AEs, while demonstrating comparable rates of stable disease, or SD, as seen with more dose-intense regimens, supporting the selection of this schedule for further development of SY-5609. The maximum tolerated dose of the 7d on/7d off schedule has not yet been reached as of the data cut-off date. Changes in POLR2A mRNA expression, a pharmacodynamic marker for CDK7 inhibition, were associated with anti-tumor activity and were sustained for at least three days following drug cessation, supporting intermittent dosing. As of the data cut-off date, thirteen patients (29%) had achieved SD, with tumor regressions of up to 20% in six of those patients, across multiple tumor types. The most substantial clinical activity was observed in heavily pre-treated patients with advanced pancreatic cancer, for which five of 13 (39%) evaluable patients achieved SD, with tumor reductions in two of those patients. Further, reductions in the CA 19-9 tumor marker, which is used in clinical practice to monitor tumor progression, were observed in three of four pancreatic cancer patients with serial CA 19-9 data, with these reductions ranging from 32% to 72%. Notably, one metastatic pancreatic cancer patient who had failed two prior lines of therapy and relapsed after a third line of treatment experienced prolonged SD of up to ten months. The analysis of clinical activity by tumor type and mutational status supported the mechanistic rationale for SY-5609 in Rb-altered and KRAS-mutant cancers.

We also presented new preclinical data at ESMO 2021 evaluating the anti-tumor and PD activity of intermittent dosing regimens for SY-5609, as well as new preclinical data evaluating SY-5609 as a single agent and in combination with chemotherapy in pancreatic cancer models. Taken together, these data further support our dose expansion strategy, including the decision to use a 7d on/7d off dosing schedule and combine with chemotherapy in patients with pancreatic cancer.

Based on these data, we intend to further develop SY-5609 by exploring three combination regimens, focusing initially on indications with compelling clinical and/or preclinical activity, as well as a strong mechanistic rationale and high unmet need. We plan to initiate an expansion cohort evaluating SY-5609 in combination with chemotherapy for the treatment of pancreatic cancer in the fourth quarter of 2021. The cohort will enroll patients with metastatic pancreatic cancer who have progressed following first-line treatment with the chemotherapy regimen known as FOLFIRINOX, with one arm exploring a doublet regimen of SY-5609 in combination with gemcitabine and the other arm exploring a triplet regimen of SY-5609 with gemcitabine and nab-paclitaxel. The endpoints for the study are safety and tolerability, as well as efficacy measures, including disease control rate and progression free survival. We also plan to initiate a Phase 1b trial evaluating SY-5609 in combination with a BTK inhibitor for the treatment of mantle cell lymphoma in the first half of 2022. This trial will begin with a safety evaluation of SY-5609 as a single agent, after which we intend to initiate a safety lead-in in combination with a BTK inhibitor in BTK-naive patients, before moving the combination into a dedicated second-line mantle cell lymphoma patient expansion. The endpoints for this study include safety and tolerability, as well as efficacy measures such as complete response rate, overall response rate and progression-free survival. We plan to employ a 7d on/7d off dosing schedule in both of these trials. In addition, in August 2021, we announced entry into a clinical supply agreement with Roche, pursuant to which we agreed to supply SY-5609 for a combination dosing cohort with atezolizumab in Roche’s ongoing Phase 1/1b INTRINSIC trial, which is evaluating multiple targeted therapies or immunotherapy, including atezolizumab, as single agents or in rational specified combinations in molecularly defined subsets of colorectal cancer patients. SY-5609 will be evaluated in combination with atezolizumab in patients with BRAF-mutant disease. Under the terms of the agreement, Roche will sponsor and conduct the Phase 1/1b study to evaluate the safety, tolerability and preliminary efficacy of the combination of SY-5609 and atezolizumab and will assume all costs associated with the study. In exchange for providing SY-5609, we will receive access to the data on SY-5609 in combination with atezolizumab. We retain all rights to SY-5609.

Since our inception in November 2011, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform and conducting preclinical research and clinical development for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the sale of equity securities, license and collaboration agreements, and our term loan with Oxford Finance LLC, or Oxford. From inception through September 30, 2021, we raised an aggregate of $576.8 million from such transactions, including aggregate gross proceeds of $75.6 million through a public offering of our common stock in January 2021.

Since inception, we have incurred significant operating losses. Our net losses were $62.7 million and $53.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $439.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenue

To date, our only revenue has consisted of collaboration and license revenue and we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended September 30, 2021 and 2020, we recognized $5.7 million and $3.8 million of revenue, of which $5.6 million and $3.5 million was related to our collaboration with GBT and $0.1 million and $0.3 million to our collaboration with Incyte, respectively. For the nine months ended September 30, 2021 and 2020, we recognized $15.7 million and $9.4 million of revenue, of which $12.9 million and $8.2 million were related to our collaboration with GBT and $2.8 million and $1.2 million were related to our collaboration with Incyte, respectively.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Tamibarotene external costs	$8,464	$4,049	$22,028	$9,204
SY-5609 and other CDK7 program external costs (1)	2,650	2,994	8,576	8,483
SY-2101 program external costs	1,277	—	3,035	—
Other research and platform program external costs	5,564	3,182	12,797	7,962
Employee-related expenses, including stock-based compensation	7,515	5,847	21,596	16,703
Facilities and other expenses	1,792	1,602	5,045	4,687
Total research and development expenses	$27,262	$17,674	$73,077	$47,039

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

Results of Operations

Comparison of three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,
	2021	2020	Dollar Change	% Change
Statements of Operations Data:
Revenue	$5,697	$3,828	$1,869	49%
Operating expenses:
Research and development	27,262	17,674	9,588	54%
General and administrative	5,346	5,151	195	4%
Total operating expenses	32,608	22,825	9,783	43%
Loss from operations	(26,911)	(18,997)	(7,914)	42%
Interest income	32	4	28	700%
Interest expense	(984)	(493)	(491)	100%
Change in fair value of warrant liability	1,836	—	1,836	—%
Net loss	$(26,027)	$(19,486)	$(6,541)	34%

Revenue

For the three months ended September 30, 2021, revenue was $5.7 million, of which $5.6 million was attributable to our collaboration with GBT and $0.1 million was attributable to our collaboration with Incyte. For the three months ended September 30, 2020, revenue was $3.8 million, of which $3.5 million was attributable to our collaboration with GBT and $0.3 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $9.6 million, or 54%, from $17.7 million for the three months ended September 30, 2020 to $27.3 million for the three months ended September 30, 2021. The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020, together with the changes to those items in dollars (in thousands):

	Three Months Ended September 30,
	2021	2020	Dollar Change	% Change
External research and development	$15,907	$9,333	$6,574	70%
Employee-related expenses, excluding stock-based compensation	6,030	4,618	1,412	31%
Stock-based compensation	1,485	1,229	256	21%
Consulting, licensing and professional fees	2,048	892	1,156	130%
Facilities and other expenses	1,792	1,602	190	12%
Total research and development expenses	$27,262	$17,674	$9,588	54%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $6.6 million, or 70%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our clinical programs, including the addition of SY-2101, and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $1.4 million, or 31%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.3 million, or 21%, for stock-based compensation expense, also primarily due to our increased headcount;
•	an increase of approximately $1.2 million, or 130%, for consulting, licensing and professional fees, primarily related to the advancement of our clinical and pre-clinical programs; and
•	an increase of approximately $0.2 million, or 12%, for facilities and other expenses, primarily due to our increased headcount.

General and Administrative Expense

General and administrative expense increased by approximately $0.2 million, or 4%, from $5.2 million for the three months ended September 30, 2020 to $5.3 million for the three months ended September 30, 2021. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses driven by increased headcount, an increase in legal costs including patent prosecution expenses, and an increase in consulting fees.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents, and marketable securities. The increase in interest income during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was due to an increase in our investments in these securities during the period ended September 30, 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased by approximately $0.5 million, or 100%, from $0.5 million for the three months ended September 30, 2020 to $1.0 million for the three months ended September 30, 2021. The increase in interest expense during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was driven by an increase in outstanding debt during the three months ended September 30, 2021 due to the drawing of a second tranche of $20.0 million from our credit facility with Oxford in December 2020, and therefore having two tranches of debt outstanding for the three months ended September 30, 2021. Interest expense during the three months ended September 30, 2020 was based only on the first tranche of $20.0 million that was drawn in February 2020.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was a result of the remeasurement of the fair value of warrants issued in connection with the December 2020 private placement.

Comparison of nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,
	2021	2020	Dollar Change	% Change
Statements of Operations Data:
Revenue	$15,686	$9,394	$6,292	67%
Operating expenses:
Research and development	73,077	47,039	26,038	55%
General and administrative	16,606	15,433	1,173	8%
Total operating expenses	89,683	62,472	27,211	44%
Loss from operations	(73,997)	(53,078)	(20,919)	39%
Interest income	56	421	(365)	(87)%
Interest expense	(2,921)	(1,251)	(1,670)	133%
Change in fair value of warrant liability	14,117	—	14,117	—%
Net loss	$(62,745)	$(53,908)	$(8,837)	16%

Revenue

For the nine months ended September 30, 2021, revenue was $15.7 million, of which $12.9 million was attributable to our collaboration with GBT and $2.8 million was attributable to our collaboration with Incyte. For the nine months ended September 30, 2020, revenue was $9.4 million, of which $8.2 million was attributable to our collaboration with GBT and $1.2 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $26.0 million, or 55%, from $47.0 million for the nine months ended September 30, 2020 to $73.1 million for the nine months ended September 30, 2021. The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020, together with the changes to those items in dollars (in thousands):

	Nine Months Ended September 30,
	2021	2020	Dollar Change	% Change
External research and development	$41,726	$23,074	$18,652	81%
Employee-related expenses, excluding stock-based compensation	17,336	13,244	4,092	31%
Stock-based compensation	4,260	3,459	801	23%
Consulting, licensing and professional fees	4,710	2,575	2,135	83%
Facilities and other expenses	5,045	4,687	358	8%
Total research and development expenses	$73,077	$47,039	$26,038	55%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $18.7 million, or 81%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our clinical programs, including the addition of SY-2101, and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $4.1 million, or 31%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	an increase of approximately $0.8 million, or 23%, for stock-based compensation expense, also primarily due to our increased headcount;
•	an increase of approximately $2.1 million, or 83%, for consulting, licensing and professional fees primarily related to the advancement of our clinical and pre-clinical programs; and
•	an increase of approximately $0.4 million, or 8%, for facilities and other expenses, primarily due to our increased headcount.

General and Administrative Expense

General and administrative expense increased by approximately $1.2 million, or 8%, from $15.4 million for the nine months ended September 30, 2020 to $16.6 million for the nine months ended September 30, 2021. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses driven by increased headcount, COVID-19 testing expenses incurred by us to support the health and safety of our employees, an increase in legal costs including patent prosecution expenses, and an increase in consulting fees.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents, and marketable securities. The decrease in interest income during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was due to lower yield on our investments in these securities due to capital market conditions during the nine months ended September 30, 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased by approximately $1.7 million, or 133%, from $1.3 million for the nine months ended September 30, 2020 to $2.9 million for the nine months ended September 30, 2021. The increase in interest expense during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was driven by an increase in outstanding debt during the nine months ended September 30, 2021 due to the drawing of a second tranche of $20.0 million from our credit facility with Oxford in December 2020, and therefore having two tranches of debt outstanding for the nine months ended September 30, 2021. Interest expense during the nine months ended September 30, 2020 was based only on the first tranche of $20.0 million that was drawn in February 2020.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was a result of the remeasurement of the fair value of warrants issued in connection with the December 2020 private placement.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through September 30, 2021, primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. As of September 30, 2021, $20.0 million remains available under the Loan Agreement at the sole discretion of Oxford.

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

As of September 30, 2021, $75.0 million in common stock remained available for future issuance under the sales agreement.

As of September 30, 2021, $224.4 million of securities remained available for future issuance under the shelf registration statement.

As of September 30, 2021, we had cash, cash equivalents, and marketable securities of approximately $166.7 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(76,571)	$(27,440)
Investing activities	(52,408)	46,693
Financing activities	70,415	32,149
Net (decrease) increase in cash, cash equivalents and restricted cash	$(58,564)	$51,402

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $76.6 million during the nine months ended September 30, 2021 compared to $27.4 million for the nine months ended September 30, 2020. The increase in net cash used in operating activities during the nine months ended September 30, 2021 was primarily due to a $21.1 million increase in loss from operations during the nine months ended September 30, 2021 and the $20.0 million proceeds received in January 2020 from our collaboration agreement with GBT that was entered into in December 2019, which did not recur during the nine months ended September 30, 2021.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $52.4 million during the nine months ended September 30, 2021 compared to net cash provided by investing activities of $46.7 million during the nine months ended September 30, 2020. The decrease in net cash provided by investing activities was primarily due to maturities of marketable securities of $50.0 million, offset by the purchase of $3.3 million of property and equipment during the nine months ended September 30, 2020, as compared to $1.0 million in the nine months ended September 30, 2021, and purchases of marketable securities of $51.4 million during the nine months ended September 30, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $70.4 million during the nine months ended September 30, 2021 compared to $32.1 million for the nine months ended September 30, 2020. Cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to net proceeds of $70.3 million from a public offering of shares of our common stock, $0.2 million of proceeds from the issuance of common stock under our employee stock purchase plan, and $0.2 million of proceeds from the exercise of stock options, offset by $0.2 million of payments made under our finance lease. In comparison, the cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to $11.9 million of net proceeds from the issuance of shares of our common stock pursuant to the 2017 sales agreement with Cowen, $19.7 million of net proceeds from the first tranche of the Oxford loan, $0.2 million of proceeds from the issuance of common stock under our employee stock purchase plan, and $0.5 million of proceeds from the exercise of stock options, offset by $0.2 million of payments made under our finance lease.

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

We believe that our cash, cash equivalents, and marketable securities as of September 30, 2021, will enable us to fund our planned operating expense and capital expenditure requirements into 2023. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2021, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine-month periods ended September 30, 2021 and 2020.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of newly diagnosed AML or patient subsets within newly diagnosed AML (including ivosidenib, venetoclax and glasdegib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). Tamibarotene may also face competition from other agents currently in clinical development for AML and MDS, including those in late-stage development from Takeda Pharmaceutical Co. Ltd., Gilead Sciences, Inc., Abbvie Inc., Roche Holding AG, Novartis AG, Astex Pharmaceuticals, Inc., and Pfizer Inc.

SY-2101 may face competition from Trisenox® or any of the generic forms of Trisenox, an intravenously administered arsenic trioxide product approved by the FDA for the treatment of APL. We are also aware of a traditional Chinese medicine (TCM)-based formulation of oral arsenic commercially available in China. In addition, we are aware of an oral formulation of arsenic trioxide in clinical development by Phebra Pty Ltd, or Phebra, an Australian based specialty pharmaceutical group. Phebra has entered into an agreement with Medsenic SAS, a European biopharmaceutical company, for the investigation of their oral arsenic trioxide compound for the treatment of autoimmune diseases. We are also aware of an oral formulation of arsenic trioxide being studied in an academic setting in China.

In addition, we are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Exelixis, Inc., three other selective CDK7 inhibitor programs that we believe are in preclinical development from Qurient Co. Ltd., Yungjin Pharma Co., Ltd., and The Translational Genomics Research Institute, and a collaboration between Exscientia Ltd. and GT Apeiron Therapeutics Ltd. focused on developing novel CDK inhibitors, including selective CDK7 inhibitors. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in pancreatic cancer, mantle cell lymphoma and BRAF-mutant colorectal cancer, the disease areas where we are currently focusing our development of SY-5609. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

SY-2101 was granted an orphan drug designation by the FDA for the treatment of APL in November 2015, after the FDA concluded that there is a plausible hypothesis for clinical superiority when compared to Trisenox. Specifically, given that SY-2101 is administered orally instead of intravenously, it could provide a major contribution to patient care by allowing for the treatment of APL patients in a more convenient outpatient setting through a self-administered delivery method, which could eliminate or significantly decrease the costs associated with IV administration, reduce the inconvenience and cost to patients and caregivers associated with frequent hospitalizations and trips to infusion centers, and reduce the burden on the healthcare system in delivery of life-saving medicines to patients in need. We intend to seek to demonstrate to the FDA that SY-2101 is “clinically superior” to Trisenox constituting a “major contribution to patient care” within the meaning of the FDA regulations and guidance. However, there can be no assurance that we will be successful in these efforts and, if we are not, the FDA will not approve SY-2101 until orphan drug exclusivity expires for Trisenox. Similarly, if a competitor were to obtain FDA approval for an oral arsenic trioxide product in APL before we do in that indication, in order to obtain FDA approval, we would need to demonstrate that SY-2101 is clinically superior to that competing product, which may be difficult in the case of another oral agent with an efficacy profile comparable to Trisenox. Any failure to demonstrate “clinical superiority” for SY-2101 could prevent or delay FDA approval or cause SY-2101 to fail to receive or maintain orphan drug exclusivity status, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

3.2

Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-37813) filed on August 5, 2021).

10.1*

Form of Nonstatutory Stock Option Agreement for Inducement Awards (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on October 13, 2021).

10.2*	Offer Letter, effective September 27, 2021, between Syros Pharmaceuticals, Inc. and Conley Chee. Filed herewith.

10.3*

Offer Letter, effective October 12, 2021, between Syros Pharmaceuticals, Inc. and Jason Haas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on October 13, 2021).

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

Syros Pharmaceuticals, Inc.

Date: November 5, 2021	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer (Principal Financial Officer)