Form 10-K
period 2021-12-31
Syros Pharmaceuticals, Inc.
filed 2022-03-15
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $311,251,647 based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. As of March 11, 2022, the registrant had 62,082,997 shares of Common Stock, $0.001 par value per share, outstanding.

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

•	planned clinical trials for our product candidates, whether conducted by us or by any collaborators, including the timing of these trials and of the anticipated results;
•	our ability to discover and develop compounds suitable for clinical development and the timing for designation of future development candidates;
•	our ability to replicate in any clinical trial of one of our product candidates the results we observed in preclinical or earlier clinical studies of such product candidate;
•	our plans to research, develop, seek approval for, manufacture and commercialize our current and future product candidates;
•	our plans to develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	our expectations regarding the potential benefits of our gene control platform and our approach;
•	our ability to enter into, and the terms and timing of, any collaborations, license agreements, or other arrangements;
•

whether a drug candidate will be nominated to enter into investigational new drug application-enabling studies under our sickle cell disease collaboration with Global Blood Therapeutics, Inc., or GBT, whether GBT will exercise its option to exclusively license intellectual property arising from the collaboration, whether and when any option exercise fees, milestone payments or royalties under the collaboration agreement with GBT will ever be paid, and whether we exercise our U.S. co-promotion option under the GBT agreement;

•

whether our target discovery collaboration with Incyte Corporation, or Incyte, will yield any validated targets, whether Incyte will exercise any of its options to exclusively license intellectual property directed to such targets, and whether and when any of the target validation fees, option exercise fees, milestone payments or royalties under the Incyte collaboration will ever be paid;

•	the potential benefits of any collaboration;
•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations;
•	the timing of and our ability to file new drug applications and obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional products or product candidates with significant commercial potential;
•	our expectations related to the use of our current cash, cash equivalents and marketable securities and the period of time in which such capital will be sufficient to fund our planned operations;
•	conditions and events that raise doubt about our ability to continue as a going concern; and
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing.

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

•

We will need substantial additional funding to execute our operating plan and continue to operate as a going concern, and if we are unable to raise capital on favorable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•

In the near term, we are dependent on the success of tamibarotene, SY-2101 and SY-5609. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize tamibarotene, SY-2101 or SY-5609, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

•

If clinical trials of any product candidates that we, or any collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the U.S. Food and Drug Administration, or the FDA, and other regulators, we, or any collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

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

•

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates.

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

•

SY-2101, a novel oral form of arsenic trioxide, or ATO, which we are evaluating in a dose confirmation study, and which we plan to follow with a Phase 3 clinical trial, in patients with newly diagnosed low-risk acute promyelocytic leukemia, or APL; and

•

SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, that we are evaluating in combination with chemotherapy in relapsed/refractory metastatic pancreatic cancer patients in an expansion cohort of our existing Phase 1 clinical trial, and which we plan to evaluate as a single agent in patients with relapsed hematologic malignancies, and in combination with atezolizumab, a PD-L1 inhibitor, in BRAF-mutant colorectal cancer in a Phase 1/1b clinical trial sponsored by F. Hoffmann-La Roche AG, or Roche.

We also have multiple preclinical and discovery programs in oncology, including programs targeting the inhibition of CDK12, CDK11, and WRN. We expect that our next development candidate will be nominated from our CDK12 program in the second half of 2022. In December 2019, we entered into a collaboration with Global Blood Therapeutics, Inc., or GBT, to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia. We also use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered into a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018, under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

Tamibarotene

At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, or ASH 2020, we presented data from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, as well as in relapsed or refractory, or R/R, AML patients who have been prospectively selected using our proprietary RARA, the gene that codes for RARα, biomarker. As of an October 1, 2020 data cut-off, 51 newly diagnosed unfit AML patients, including both RARA-positive and RARA-negative patients, were eligible for a safety analysis. Among these patients, tamibarotene in combination with azacitidine was generally well-tolerated, with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single-agent azacitidine. As of the data cut-off, of the 18 RARA-positive patients that were evaluable for clinical response, the overall response rate, or ORR, was 67%, with a composite complete response rate of 61%, with 50% of patients achieving complete response, or CR, and 11% achieving a complete response with incomplete blood count recovery, or CRi. The median time to initial response was 1.2 months, the median duration of response was 10.8 months, and the median overall survival, or OS, among patients who achieved a CR or CRi was 18 months. As of the data cut-off, of the 28 RARA-negative patients that were evaluable for clinical response, the ORR was 43%, with a composite complete response rate of 32%, with 25% of patients achieving CR and 7% achieving CRi. The median time to initial response was 3.0 months, and the median duration of response was 10.3 months. We also presented translational data demonstrating that most RARA-positive newly diagnosed unfit AML patients enrolled in our Phase 2 study had a monocytic disease phenotype that is associated with resistance to venetoclax. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with tamibarotene but also for patients who may be less likely to benefit from treatment with venetoclax. Approximately 25,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for all AML patients to grow to approximately $6.6 billion by 2025.

Based on these data and our assessment of ongoing areas of high unmet need, we advanced tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and as in AML, about 30% of HR-MDS patients are RARA-positive. We believe that approximately 21,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for MDS patients of all risk groups to grow to approximately $3.3 billion by 2026. We plan to enroll approximately 190 RARA-positive newly diagnosed HR-MDS patients in the double-blind placebo-controlled trial, randomized 2:1 to receive tamibarotene in combination with azacitidine or placebo with azacitidine, respectively. The primary endpoint of the trial will be the CR rate. The trial is designed with 90% power and a one-sided alpha of 0.025 to detect a difference in CR rates between the experimental and control arms. We are currently dosing patients in SELECT-MDS-1, and we expect to report data from the SELECT-MDS-1 trial in the fourth quarter of 2023 or first quarter of 2024, with a potential submission to the U.S. Food and Drug Administration, or FDA, of a new drug application, or NDA, expected in 2024. In addition, we are advancing tamibarotene in combination with venetoclax and azacitidine in RARA-positive newly diagnosed unfit AML patients. The trial, which we refer to as SELECT-AML-1, is designed with a single-arm safety lead-in of approximately 15 patients to confirm the dosing regimen of the triplet to be used in the randomized portion of the Phase 2 clinical trial, which will evaluate the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage strategy for patients in the control arm who do not respond to venetoclax and azacitidine. We have begun dosing patients in the SELECT-AML-1 trial, and we expect to report clinical activity data from the safety lead-in portion of the trial in the second half of 2022.

SY-2101

In December 2020, we acquired from Orsenix, LLC, or Orsenix, a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. APL represents approximately 10% of all AML cases, and approximately 2,000 patients are diagnosed with APL in the United States and Europe annually. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed low-risk APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. If SY-2101 demonstrates comparable efficacy to IV ATO in our clinical studies, we believe it has the potential to become the standard-of-care frontline therapy for APL by providing a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. We have begun dosing patients in a dose confirmation study of SY-2101. The ongoing dose confirmation study is evaluating the PK, food effect, safety and tolerability of SY-2101 and is expected to enroll between six and 24 adult APL patients undergoing consolidation with IV ATO plus ATRA. Participants receive a single dose of 15 mg of SY-2101 in both the fasted and in the fed state, and a single dose of IV ATO for PK assessments, with flexibility to allow for other SY-2101 doses to be evaluated. Daily administration of SY-2101 is also being evaluated in a multiple-dose treatment module substituting for IV ATO during consolidation to assess steady state SY-2101 PK and safety. We anticipate reporting PK and safety data in mid-2022. The feedback from a Type C meeting to review our Phase 3 study design with the FDA in November 2021 continues to support molecular complete response rate as the primary endpoint for accelerated approval and event free survival as the primary endpoint for full approval, in each case compared to historic IV ATO data. In addition, FDA feedback supports the inclusion of patients randomized to IV ATO for comparative safety assessments.  Based on this feedback and following confirmation of a dose that demonstrates comparable PK exposures to IV ATO, we intend to initiate a registration-enabling Phase 3 clinical trial in approximately 215 patients with newly diagnosed low-risk APL, randomized 2:1 to receive SY-2101 or IV ATO, in the first quarter of 2023, and to announce data from the Phase 3 clinical trial in 2025.

SY-5609

At the European Society for Medical Oncology Congress held in September 2021, or ESMO 2021, we presented data from the dose-escalation portion of the Phase 1 multi-center, open-label study of SY-5609 evaluating patients with advanced breast, colorectal, lung, ovarian and pancreatic cancers, as well as patients with solid tumors of any histology harboring Rb pathway alterations. Patients were treated in cohorts exploring continuous daily dosing as well as intermittent dosing regimens, including seven days on treatment and seven days off, or 7d on/7d off, and five days on treatment and two days off, or 5d on/2d off. As of a July 6, 2021 data cut-off, 54 patients treated with single-agent SY-5609 in the study were eligible for a safety analysis and 45 patients were evaluable for clinical response. The median age of patients enrolled in the study was 65.5. Patients had been heavily pre-treated with as many as eight prior therapies and a median of four prior therapies. Across all doses and schedules, the majority of adverse events, or AEs, were low-grade and reversible, and there was a low rate of discontinuations due to AEs. The most common treatment-emergent AEs were gastrointestinal (nausea, diarrhea, decreased appetite, abdominal pain, vomiting), fatigue, thrombocytopenia, and anemia. Tolerability was optimized with the 7d on/7d off schedule, which had the lowest rates of treatment-emergent AEs relative to other regimens, while demonstrating comparable rates of stable disease, or SD, as seen with more dose-intense regimens, supporting the selection of this schedule for further development of SY-5609. The maximum tolerated dose of the 7d on/7d off schedule has not yet been reached as of the data cut-off date. Changes in POLR2A mRNA expression, a pharmacodynamic marker for CDK7 inhibition, were associated with anti-tumor activity and were sustained for at least three days following drug cessation, supporting intermittent dosing. As of the data cut-off date, thirteen response-evaluable patients (29%) had achieved SD, with tumor regressions of up to 20% in six of those patients, across multiple tumor types. The most substantial clinical activity was observed in heavily pre-treated patients with advanced pancreatic cancer, for which five of 13 (39%) evaluable patients achieved SD, with tumor reductions in two of those SD patients. Further, reductions in the CA 19-9 tumor marker, which is used in clinical practice to monitor tumor progression, were observed in three of four pancreatic cancer patients with serial CA 19-9 data, with these reductions ranging from 32% to 72%. Notably, one metastatic pancreatic cancer patient who had failed two prior lines of therapy and relapsed after a third line of treatment experienced prolonged SD of up to ten months. The analysis of clinical activity by tumor type and mutational status supported the mechanistic rationale for SY-5609 in Rb-altered and KRAS-mutant cancers.

We also presented preclinical data at ESMO 2021 evaluating the anti-tumor and PD activity of intermittent dosing regimens for SY-5609, as well as preclinical data evaluating SY-5609 as a single agent and in combination with chemotherapy in pancreatic cancer models. Taken together, these data further support our dose expansion strategy, including the decision to use a 7d on/7d off dosing schedule and combine with chemotherapy in patients with pancreatic cancer.

Based on these data, we intend to further develop SY-5609 by exploring indications with compelling clinical and/or preclinical activity, as well as a strong mechanistic rationale and high unmet need. We have initiated an expansion cohort that includes two arms evaluating SY-5609 in combination with chemotherapy for the treatment of pancreatic cancer. The cohort is expected to enroll approximately 50 patients with metastatic pancreatic cancer in first or second relapse who have progressed following first-line treatment with the chemotherapy regimen known as FOLFIRINOX, with one arm exploring a doublet regimen of SY-5609 in combination with gemcitabine and the other arm exploring a triplet regimen of SY-5609 with gemcitabine and nab-paclitaxel. SY-5609 will be administered 7d on/7d off at a starting dose of 4 mg, and the combination agents will be administered at the approved doses. The study will evaluate safety and tolerability, as well as efficacy measures such as disease control rate and progression free survival. We expect to report clinical activity data of SY-5609 in combination with chemotherapy from the safety lead-in portion of the trial in the second half of 2022.

We also plan to evaluate the potential of SY-5609 in hematologic malignancies. Based on mechanistic rationale and preclinical data, which support the potential of CDK7 inhibition in a broad range of blood cancers, we plan to initially evaluate SY-5609 as a single agent in patients with relapsed hematologic malignancies. The Phase 1 trial is expected to begin in the second half of 2022, with initial data expected mid-2023, which will inform further development in specific hematologic cancers. The endpoints for this study will include safety, tolerability, and clinical activity measures.

In addition, in August 2021, we announced entry into a clinical supply agreement with Roche, pursuant to which we agreed to supply SY-5609 for a combination dosing cohort with atezolizumab in Roche’s ongoing Phase 1/1b INTRINSIC trial, which is evaluating multiple targeted therapies or immunotherapy, including atezolizumab, as single agents or in rational specified combinations in molecularly defined subsets of colorectal cancer patients. SY-5609 will be evaluated in combination with atezolizumab in patients with BRAF-mutant disease, and Roche plans for this arm of the trial to be open for enrollment in the first half of 2022. Under the terms of the agreement, Roche will sponsor and conduct the Phase 1/1b study to evaluate the safety, tolerability and preliminary efficacy of the combination of SY-5609 and atezolizumab and will assume all costs associated with the study. In exchange for providing SY-5609, we will receive access to the data on SY-5609 in combination with atezolizumab. We retain all rights to SY-5609.

Our Strategic Priorities

We intend to achieve our goal of becoming a fully integrated biopharmaceutical company by focusing on three strategic priorities: building a leading portfolio of targeted therapies for hematologic disorders, which includes two clinical stage product candidates, tamibarotene and SY-2101; building on our leadership in selective CDK inhibition for difficult-to-treat cancers, which includes our clinical stage product candidate SY-5609 and our discovery programs related to selective CDK12 and CDK11 inhibition; and leveraging our gene control platform, along with our expertise in regulatory genomics, disease biology, and transcriptional chemistry, to fuel our pipeline of therapies targeting disease-causing alterations in gene expression.

Our Targeted Hematology Portfolio

We are advancing two clinical-stage drug candidates, tamibarotene and SY-2101, across three genomically defined patient populations in HR-MDS, AML and APL. Together, we believe these programs provide us the opportunity to address high unmet medical needs of patients with targeted therapies for hematologic disorders.

Tamibarotene

Overview

Tamibarotene is an oral, potent and selective agonist of the transcription factor RARα. At ASH 2020, we presented data from our fully enrolled Phase 2 clinical trial assessing the safety and efficacy of tamibarotene in combination with azacitidine in 22 RARA-positive newly diagnosed AML patients who are “unfit,” meaning that they are not suitable candidates for standard intensive chemotherapy, who were prospectively selected using our proprietary RARA biomarker, as well as in 29 RARA-negative newly diagnosed unfit AML patients. The RARA-negative patients were enrolled to support the development of a commercial companion diagnostic test for tamibarotene. In addition, at ASH 2020, we presented data from our fully enrolled Phase 2 clinical trial assessing the safety and efficacy of tamibarotene in combination with azacitidine in 28 RARA-positive relapsed or refractory, or R/R, AML patients. Based on these data and our assessment of ongoing areas of high unmet need, we are advancing tamibarotene in combination with azacitidine in SELECT-MDS-1, a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients. We expect to report data from the ongoing SELECT-MDS-1 trial in the fourth quarter of 2023 or first quarter of 2024, with a potential NDA filing expected in 2024. We are also advancing tamibarotene in combination with venetoclax and azacitidine in SELECT-AML-1, a randomized Phase 2 clinical trial of RARA-positive newly diagnosed unfit AML patients, and expect to report clinical activity data from the safety lead-in portion of this trial in the second half of 2022.

Linking Tamibarotene to Novel Patient Populations

We leveraged our gene control platform to analyze regulatory regions of the genome in primary AML, MDS, and breast cancer patient tissue samples. We discovered that RARA was associated with a super-enhancer in some patients’ tumors but not in others. A super-enhancer is a highly specialized regulatory region of non-coding DNA central to controlling the expression of genes most crucial to the function of a given cell. The function of RARα differs depending on whether it is bound to its ligand. In the absence of a ligand, RARα represses differentiation. We believe that the RARA-associated super-enhancer drives increased expression of RARα in tumors with the super-enhancer, which leads to an abundance of unliganded RARα that results in the repression of differentiation, thereby locking the cell in an immature, proliferative and undifferentiated state. Introducing a RARα agonist, such as tamibarotene, simulates the activity of a ligand, activating differentiation.

Tamibarotene Development Plan

Based on the clinical activity and favorable safety and tolerability profile of tamibarotene in combination with azacitidine as well as an assessment of ongoing areas of high unmet need within the evolving treatment landscape, we advanced tamibarotene in combination with azacitidine in SELECT-MDS-1, a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients. HR-MDS is a hematologic malignancy that is closely related to AML, and as in AML, about 30% of HR-MDS patients are RARA-positive. In an earlier clinical trial evaluating tamibarotene as a single agent, clinical activity was observed in ten of 23 (43%) evaluable patients with relapsed or refractory AML and HR-MDS, including a marrow CR in a HR-MDS patient.

Informed by feedback from the FDA, we are enrolling RARA-positive newly diagnosed HR-MDS patients in a double-blind placebo-controlled, randomized study to receive tamibarotene in combination with azacitidine or placebo with azacitidine, respectively, with the CR rate as the primary endpoint.  The study will enroll approximately 190 patients randomized 2:1 into the experimental vs. control arms, respectively, and depending on the data outcome, the CR endpoint could support accelerated or full approval in this patient population in the United States. We expect to report data from the ongoing SELECT-MDS-1 trial in the fourth quarter of 2023 or first quarter of 2024, with a potential NDA filing expected in 2024.

In addition, we advanced tamibarotene in combination with venetoclax and azacitidine in RARA-positive newly diagnosed unfit AML patients. Our ongoing Phase 2 clinical trial, known as SELECT-AML-1, is designed with a single-arm safety lead-in of approximately 15 patients to confirm the dosing regimen of the triplet to be used in the randomized portion of the trial, which will evaluate the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The trial will also evaluate the triplet as a salvage strategy for patients in the control arm who do not respond to venetoclax and azacitidine in the control arm. We expect to report clinical activity data from the safety lead-in portion of SELECT-AML-1 in the second half of 2022.

We have entered into an agreement with a third-party commercial provider to provide a validated laboratory test under Clinical Laboratory Improvement Amendment, or CLIA, guidelines using a diagnostic platform and approach that is being used to prospectively enroll RARA biomarker positive patients in our clinical trials. In March 2022, we entered into a Master Collaboration Agreement and associated project work plan with Qiagen Manchester Limited, or Qiagen, pursuant to which Qiagen will develop and commercialize a companion diagnostic for this biomarker.

Tamibarotene in Combination with Azacitidine

In October 2018, we published preclinical data in Haematologica, a peer-reviewed journal of the European Hematology Association, supporting the rationale for combining tamibarotene with hypomethylating agents such as azacitidine in AML with high RARA expression. These data showed that tamibarotene in combination with azacitidine resulted in synergistic anti-proliferative effects supported by evidence of DNA damage and apoptosis and, in patient-derived xenograft models of AML with high RARA expression, tamibarotene in combination with azacitidine showed both greater clearance of tumor cells in bone marrow and other tissues and greater duration of response, compared to either azacitidine or tamibarotene alone.

We presented data at ASH 2020 from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, as well as in RARA-positive R/R AML patients.

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

Tamibarotene in combination with azacitidine was generally well-tolerated with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single-agent azacitidine.

We also presented translational data demonstrating that most RARA-positive newly diagnosed unfit AML patients enrolled in our Phase 2 study had a monocytic disease phenotype that is associated with resistance to venetoclax. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with tamibarotene but also for patients who may be less likely to benefit from treatment with venetoclax.

Tamibarotene as a Single Agent

At the American Society of Hematology Annual Meeting held in December 2017, or ASH 2017, we presented clinical data from cohorts of our Phase 2 clinical trial evaluating tamibarotene as a single agent in 29 patients with relapsed or refractory AML or relapsed HR-MDS, and in 29 patients with lower-risk transfusion-dependent MDS. In these cohorts of the trial, we observed that chronic daily dosing of tamibarotene administered at 6 mg/m2 orally divided in two doses was generally well-tolerated, with a median treatment duration of 80 days and patients treated up to eight months and remaining on study. The majority of adverse events observed in the trial were low grade. At the time of the data cut-off for presenting data at ASH 2017, 48 patients were evaluable for response assessment, including 23 patients in the relapsed or refractory AML or relapsed higher-risk MDS cohort and 25 patients in the lower-risk transfusion-dependent MDS cohort. Myeloid differentiation was observed in the bone marrow, consistent with the underlying mechanism of action. Clinical activity and hematologic improvement were observed in ten of 23 (43%) evaluable patients with relapsed or refractory AML or HR-MDS, including three out of seven (43%) evaluable patients with HR-MDS, which included a marrow CR in a HR-MDS patient. We are no longer evaluating tamibarotene as a single agent in patients with AML or MDS, but we believe that these data support our decision to advance tamibarotene in combination with azacitidine into a registration enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients.

Tamibarotene Market Opportunity

We believe that tamibarotene has the potential to address significant unmet medical need across a range of RARA-positive cancer populations and, despite a significant number of new product approvals in AML since 2018, that there continues to be a significant unmet medical need in that indication.

We believe that approximately 21,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for MDS patients of all risk groups to grow to approximately $3.3 billion by 2026. In addition, we believe that approximately 25,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for all AML patients (fit and unfit for treatment with standard intensive chemotherapy) to grow to be approximately $6.6 billion by 2025. Based on data from 350 patients screened as of September 2019 in our Phase 2 clinical trial, we believe approximately 30% of AML and MDS patients are positive for the RARA biomarker.

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

It is estimated that more than half of newly diagnosed AML patients are elderly or unfit for treatment with intensive therapies, underscoring the need for well-tolerated therapies that can be used in combination. Despite initial responses to therapy in select patients, the majority of AML patients relapse or become refractory to current treatment options. We believe that tamibarotene has the potential to provide a meaningful benefit for newly diagnosed unfit AML patients who are RARA-positive.

SY-2101

Overview

In December 2020, we acquired from Orsenix a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and PML genes. An IV formulation of ATO is approved for use in combination with ATRA in patients with newly diagnosed lower-risk APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. If SY-2101 demonstrates comparable efficacy to IV ATO in our clinical studies, we believe it has the potential to become the standard-of-care frontline therapy for APL by providing a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a Phase 1 clinical trial, SY-2101 demonstrated bioavailability PK exposures similar to IV ATO, and a generally well-tolerated safety profile. We anticipate reporting PK and safety data from our ongoing Phase 1 clinical trial of SY-2101 in the first half of 2022. Following confirmation of a dose that demonstrates suitable PK, we intend to initiate a registration-enabling Phase 3 clinical trial in patients with newly diagnosed lower-risk APL in the first quarter of 2023 and to announce data from that trial in 2025.

SY-2101 Clinical Development Plan

We have begun dosing patients in a dose confirmation study of SY-2101. The ongoing dose confirmation study is evaluating the PK, food effect, safety and tolerability of SY-2101 and is expected to enroll between six and 24 adult APL patients undergoing consolidation with IV ATO plus ATRA. Participants receive a single dose of 15 mg of SY-2101 in both the fasted and in the fed state, and a single dose of IV ATO for PK assessments, with flexibility to allow for other SY-2101 doses to be evaluated.  Daily administration of SY-2101 is also being evaluated in a multiple-dose treatment module substituting for IV ATO during consolidation to assess steady state SY-2101 PK and safety. We anticipate reporting PK and safety data in mid-2022. The feedback from a Type C meeting to review our Phase 3 study design with the FDA in November 2021 continues to support molecular complete response rate as the primary endpoint for accelerated approval and event free survival as the primary endpoint for full approval, in each case compared to historic IV ATO data. In addition, FDA feedback supports the inclusion of patients randomized to IV ATO for comparative safety assessments. Based on this feedback and following confirmation of a dose that demonstrates comparable PK exposures to IV ATO, we intend to initiate a registration-enabling Phase 3 clinical trial in approximately 215 patients with newly diagnosed low-risk APL, randomized 2:1 to receive SY-2101 or IV ATO, in the first quarter of 2023, and to announce data from the Phase 3 clinical trial in 2025.

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

Approximately 2,000 patients are diagnosed with APL in the United States and Europe annually. We do not believe there are any oral formulations of ATO in development or on the market for the treatment of APL in the United States or Europe.

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

Selective CDK Inhibition

CDK is a family of kinases that have emerged as potentially important drug targets in cancer because of their roles in transcription, the process by which genes express proteins, and by interfering with cancer’s ability to progress unchecked through the cell cycle. We intend to build on our leadership in selective CDK inhibition for difficult-to-treat cancers by continuing to develop SY-5609, which is currently in the dose escalation portion of a Phase 1 clinical trial in patients with select advanced solid tumors. We also have selective CDK12 and CDK11 inhibitor programs in cancer, and we expect that our next development candidate will be nominated from our CDK12 program in the second half of 2022.

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

SY‑5609 Clinical Development Plan

At ESMO 2021, we presented data from our Phase 1 clinical trial of SY-5609 in patients with breast, colorectal, lung, ovarian or pancreatic cancer, or with solid tumors of any histology having Rb pathway alterations. These data demonstrated proof of activity and proof of mechanism in refractory solid tumor patient populations, with a generally favorable tolerability profile. Based on these data, we intend to further develop SY-5609 in three tumor settings, focusing initially on indications with compelling clinical and/or preclinical activity, as well as a strong mechanistic rationale and high unmet need. We are currently evaluating SY-5609 in combination with chemotherapy in relapsed/refractory metastatic pancreatic cancer patients in an expansion cohort of our existing Phase 1 clinical trial. We also plan to evaluate SY-5609 as a single agent in patients with relapsed hematologic malignancies, before starting a focused expansion cohort. Finally, we plan to evaluate SY-5609 in combination with atezolizumab, a PD-L1 inhibitor, in BRAF-mutant colorectal cancer in a Phase 1/1b clinical trial sponsored by Roche.

Phase 1 Dose Escalation Study of SY-5609 in Patients with Select Solid Tumors

At ESMO 2021, we presented data from the dose-escalation portion of the Phase 1 multi-center, open-label study of SY-5609 evaluating patients with advanced breast, colorectal, lung, ovarian and pancreatic cancers, as well as patients with solid tumors of any histology harboring Rb pathway alterations.

Patients were treated in cohorts exploring continuous daily dosing as well as intermittent dosing regimens, including 7d on/7d off 5d on/2d off schedules. As of a July 6, 2021 data cut-off, 54 patients treated with single-agent SY-5609 in the study were eligible for a safety analysis and 45 patients were evaluable for clinical response. The median age of patients enrolled in the study was 65.5. Patients had been heavily pre-treated with as many as eight prior therapies and a median of four prior therapies.

Across all doses and schedules, the majority of AEs were low-grade and reversible, and there was a low rate of discontinuations due to AEs (7%). The most common treatment-emergent AEs were gastrointestinal (nausea, diarrhea, decreased appetite, abdominal pain, vomiting), fatigue, thrombocytopenia, and anemia. Tolerability was optimized with the 7d on/7d off schedule, which had the lowest rates of treatment-emergent AEs relative to other regimens, while demonstrating comparable rates of SD as seen with more dose-intense regimens, supporting the selection of this schedule for further development of SY-5609. The maximum tolerated dose of the 7d on/7d off schedule has not yet been reached as of the data cut-off date, with dosing up to 6 mg. Changes in POLR2A mRNA expression, a pharmacodynamic marker for CDK7 inhibition, in patients treated with 3 mg and above were associated with anti-tumor activity and were sustained for at least three days following drug cessation, supporting intermittent dosing. The data further showed that:

•	Thirteen response-evaluable patients (29%) had achieved SD, with tumor regressions of up to 20% in six of those patients, across multiple tumor types.
•	The most substantial clinical activity was observed in heavily pre-treated patients with advanced pancreatic cancer.
o	Five of 13 (39%) evaluable patients achieved SD, with tumor reductions in two of those SD patients.
o

Reductions in the CA 19-9 tumor marker, which is used in clinical practice to monitor tumor progression, were observed in three of four pancreatic cancer patients with serial CA 19-9 data, with these reductions ranging from 32% to 72%.

o	Notably, one metastatic pancreatic cancer patient who had failed two prior lines of therapy and relapsed after a third line of treatment experienced prolonged SD of up to ten months.

•	The analysis of clinical activity by tumor type and mutational status supported the mechanistic rationale for SY-5609 in Rb-altered and KRAS-mutant cancers.

Based on these data, we intend to further develop SY-5609 by exploring three combination regimens, focusing initially on pancreatic cancer, hematologic malignancies, and BRAF-mutant colorectal cancer, each of which are indications with compelling clinical and/or preclinical activity, as well as a strong mechanistic rationale and high unmet need.

Expansion Cohort in Metastatic Pancreatic Cancer

We presented preclinical data at ESMO evaluating the anti-tumor and PD activity of intermittent dosing regimens for SY-5609, as well as preclinical data evaluating SY-5609 as a single agent and in combination with chemotherapy in pancreatic cancer models. Taken together, these data further support Syros’ dose expansion strategy, including the decision to use a 7d on/7d off dosing schedule and combine with chemotherapy in patients with pancreatic cancer. The data showed that SY-5609:

•

Induced robust anti-tumor activity as a single agent in ovarian cancer models that was maintained at higher doses on intermittent schedules, including a 7d on/7d off schedule. POLR2A PD effects were sustained in tumor tissue through 72 hours post-dosing, consistent with what was observed in patients in the dose-escalation study.

•	Induced regressions as a single agent in half (4/8) of the pancreatic cancer models that were studied, including models derived from heavily pre-treated patients.
•	Resulted in deeper responses when combined on 7d on/7d off schedule with gemcitabine in KRAS-mutant pancreatic models than either agent alone.

Based on these preclinical data, along with the data showing clinical activity in pancreatic cancer presented at ESMO 2021, we have initiated an expansion cohort that includes two arms evaluating SY-5609 in combination with chemotherapy for the treatment of pancreatic cancer. The cohort is expected to enroll approximately 50 patients with metastatic pancreatic cancer in first or second relapse who have progressed following first-line treatment with the chemotherapy regimen known as FOLFIRINOX, with one arm exploring a doublet regimen of SY-5609 in combination with gemcitabine and the other arm exploring a triplet regimen of SY-5609 with gemcitabine and nab-paclitaxel. SY-5609 will be administered 7d on/7d off at a starting dose of 4 mg, and the combination agents will be administered at the approved doses. The study will evaluate safety and tolerability, as well as efficacy measures such as disease control rate and progression free survival. We expect to report clinical activity data of SY-5609 in combination with chemotherapy from the safety lead-in portion of the trial in the second half of 2022.

Hematologic Malignancies

The genetics of hematologic malignancies point to multiple oncogenic transcriptional, epigenetic, and cell cycle control drivers. The totality of preclinical data with two of our CDK7 inhibitors, SY-5609 and SY-1365 (an IV CDK7 inhibitor that we had been developing before we made the portfolio decision to discontinue its further development and prioritize the development of SY-5609) has demonstrated that blood cancers are among the most sensitive cancer cells to CDK7 inhibition. Inhibition of CDK7 has demonstrated robust preclinical data as a single agent and in combination, supporting the potential in a broad range of blood cancers. From our preclinical data, CDK7 inhibitors have shown low nanomolar potency in leukemia and lymphoma cell lines, robust single agent in vivo activity in diffuse large B-cell lymphoma, mantle cell lymphoma, and AML models, and synergy with inhibition of Bruton's tyrosine kinase, or BTK, and venetoclax.

Based on mechanistic rationale and this preclinical data, and leveraging our expertise in hematology, we plan to initially evaluate SY-5609 as a single agent in patients with relapsed hematologic malignancies before starting a focused expansion cohort. The Phase 1 trial is expected to begin in the second half of 2022, with initial data expected mid-2023, which will inform further development in specific hematologic cancers. The endpoints for this study will include safety, tolerability, and clinical activity measures.

BRAF-Mutant Colorectal Cancer

BRAF mutations, present in 10% of colorectal cancer patients, are powerful activators of cell signaling and transcriptional programs. At the 2020 American Society of Clinical Oncology Virtual Scientific Program, or ASCO 2020, we reported the results of a series of preclinical studies of SY-5609 in colorectal cancer cell lines, as well as in 30 independent patient-derived xenograft, or PDX, models of colorectal cancer, including BRAF-mutant, KRAS-mutant and wild-type models. The data showed that SY-5609:

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

Preclinical studies have also demonstrated that CDK7 inhibition enhances anti-tumor activity of PD1 inhibition, inducing DNA replication stress and genome instability in cancer cells and triggering immune-response signaling. In animal models, CDK7 inhibitors have been shown to enhance tumor response to anti-PD1 immunotherapy, prolonging overall survival and increasing immune cell infiltrates.

We believe that these preclinical data support the exploration of SY-5609 in BRAF-mutant colorectal cancer in combination with a PDL1 inhibitor as part of Roche’s Phase 1/1b INTRINSIC trial. We have entered into a clinical supply agreement with Roche, pursuant to which we agreed to supply SY-5609 for a combination dosing cohort with atezolizumab in Roche’s ongoing Phase 1/1b INTRINSIC trial, which is evaluating multiple targeted therapies or immunotherapy, including atezolizumab, as single agents or in rational specified combinations in molecularly defined subsets of colorectal cancer patients. SY-5609 will be evaluated in combination with atezolizumab in patients with BRAF-mutant disease, and Roche plans for this arm of the trial to be open for enrollment in the first half of 2022. Under the terms of the agreement, Roche will sponsor and conduct the Phase 1/1b study to evaluate the safety, tolerability and preliminary efficacy of the combination of SY-5609 and atezolizumab and will assume all costs associated with the study. In exchange for providing SY-5609, we will receive access to the data on SY-5609 in combination with atezolizumab. We retain all rights to SY-5609.

SY‑5609 Market Opportunity

With SY‑5609, we believe that we have the opportunity to address significant unmet medical needs across a range of cancers. Our clinical development program for SY‑5609 is currently focused on patients with pancreatic cancer, hematologic malignancies, and BRAF-mutant colorectal cancer.

Pancreatic cancer is a particularly aggressive and difficult-to-treat form of cancer. This is in part because most patients do not exhibit symptoms until the cancer has reached an advanced stage. In 2022, there are predicted to be over 62,000 newly diagnosed cases in the United States and over 49,000 deaths from the disease. We believe that there are approximately 27,500 patients with relapsed/refractory metastatic pancreatic cancer in the United States. Currently, pancreatic cancer is treated with surgery, chemotherapy, radiation, and, more recently, targeted therapies and immunotherapies. The only approved second-line therapy in the United States and Europe (Onivyde® in combination with fluorouracil and leucovorin) has demonstrated a progression free survival of only 3.1 months. There continues to be a need for better treatment options to improve the prognosis for patients with pancreatic cancer, with a focus on new therapies that target specific genetic mutations and pathway alterations that contribute to the cancer-causing processes in cells.

Hematological cancers account for approximately 186,000 newly diagnosed cancer patients, and over 57,000 deaths, in the United States each year. We plan to initially evaluate SY-5609 as a single agent in patients with relapsed hematologic malignancies, before starting a focused expansion cohort. The Phase 1 trial is expected to begin in the second half of 2022, with initial data expected mid-2023, which will inform further development in specific hematologic cancers.

Colorectal cancer is the third most commonly diagnosed cancer in men and women but is the second leading cause of death in the United States. The number of colorectal cancer cases in 2021 is estimated to be 500,000 across the developed pharmaceutical markets. In the United States, it is estimated that there will be 160,000 new cases, and approximately 55,000 metastatic stage patients, diagnosed this year. Chemotherapeutic regimens are the standard of care for initial treatment of metastatic colorectal cancer. Mutations in the BRAF gene, which are found in about 10% of patients with metastatic colorectal cancer, are associated with a poor prognosis, underscoring the need for better treatment options for these patients. Therapies targeted towards specific mutations such as BRAF are currently being investigated in clinical trials.

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

We develop product candidates to modulate gene control targets through internal drug discovery efforts focused on creating small molecule drugs targeting transcription factors, transcriptional kinases and other transcriptional and regulatory proteins. We have also used our platform to link existing drugs to novel genomically defined patient populations, and seek to in‑license, acquire or use those drugs as starting points for our own drug discovery programs to accelerate our development path, as we did with tamibarotene.

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

Oncology Programs

We currently have several oncology programs in our preclinical and discovery pipeline targeting the inhibition of CDK12, CDK11, and WRN.

Our CDK12 inhibitor program builds on our capabilities to discover potent and selective small molecule inhibitors to specific members of the CDK family. In preclinical studies, we have observed that inhibiting CDK7 results in different transcriptional effects than inhibiting CDK12, pointing to distinct therapeutic opportunities to benefit patients with difficult-to-treat cancers. Specifically, we believe that a selective CDK12 inhibitor presents a therapeutic opportunity in cancers that have a dependency on DNA repair. We expect that our next development candidate will be nominated from our CDK12 program in the second half of 2022.

CDK11 is a transcriptional kinase like CDK7 and CDK12. Utilizing our expertise in designing selective CDK inhibitors, we believe we can identify a potent and selective CDK11 inhibitor. Our work in understanding the role of CDK11 in specific tumor types and identification of synthetic lethal relationships supports the thesis that we will identify specific tumors that have a dependency on CDK11.

WRN is a recently identified helicase of the recQ family that has been shown to be important for the survival of microsatellite instability, or MSI, colon cancer cells. We are leveraging our small molecule drug discovery capabilities to identify small molecule WRN inhibitors.  We are also using our platform to analyze regulatory regions of the genome across various cancers and monogenic diseases to identify points of therapeutic intervention in specific subsets of patients and to create a pipeline of novel product candidates targeting transcriptional and regulatory proteins. We are also using our platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered a target discovery, research collaboration and option agreement with Incyte in January 2018, under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms. See “—License and Collaboration Agreements–Incyte Corporation” below.

Sickle Cell Disease and Beta Thalassemia

Our objective is to provide a functional cure for sickle cell disease patients by switching on the gamma-globin gene with an oral medicine. Using our gene control platform to elucidate mechanisms controlling gamma-globin gene expression, we have focused our efforts to date on LRF (leukemia/lymphoma-related factor) and the NuRD (nucleosome remodeling and histone deacetylation) complex as potential targets to switch on the gamma-globin gene, which is normally silenced a few months after birth. By turning on gamma-globin expression, we aim to induce the production of fetal hemoglobin, which is known to exert protective effects on the red blood cells of patients with sickle cell disease and beta thalassemia and to mitigate the clinical manifestations of those diseases.

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

Intellectual Property

We file patent applications directed to various compositions of matter, formulations and methods related to our product candidates and compounds in earlier stages of development, methods related to our gene control platform, and other commercially relevant inventions. As of December 31, 2021, we own 19 issued U.S. patents and 15 pending U.S. utility patent applications. We are pursuing or maintaining 97 corresponding patent applications that are pending or granted in various jurisdictions outside the United States, including Europe, Japan, Australia, Canada and China, and we own five applications that are pending in accordance with the Patent Cooperation Treaty, or PCT. In addition, as of December 31, 2021, we have field-limited exclusive licenses to six issued U.S. patents and 11 corresponding applications that are pending or granted in various jurisdictions outside the United States, including Europe, Japan and Canada. A significant portion of the patents and applications we own or license pertain to our product candidates that are in clinical or pre-clinical development, to methods of using them in the treatment of disease, and to methods of selecting patients for treatment based on biomarker expression.

Our intellectual property portfolio as of December 31, 2021 is further described below. For some of our pending patent applications, prosecution has yet to commence. Prosecuting patent applications to allowance is often a lengthy process, during which the scope of the claims initially submitted for examination by various patent offices is often significantly narrowed, and some claims may never be granted. It is possible that we will amend the claims of our pending patent applications to limit their scope. We may also elect to abandon some of our pending patent applications, particularly those pending outside of the United States, if we determine these applications do not have strategic significance to our programs or platform.

Tamibarotene

The patent portfolio we own for tamibarotene contains six issued U.S. patents, two pending U.S. utility patent applications, 26 applications pending or granted in countries other than the United States, including Europe, Japan, Australia, Canada, China, Russia, Israel and Mexico, and two pending PCT applications. Generally, these patents and applications disclose methods of identifying and treating patients who are sensitive to RARα agonists, including tamibarotene, based on the expression of certain biomarkers, including RARA. The applications disclose methods of treating selected patients with tamibarotene alone or with a combination of tamibarotene and a second agent, such as azacitidine. One of our issued patents, U.S. Patent No. 9,845,508, covers methods of diagnosing and treating human patients suffering from non-APL AML by administering tamibarotene; the patients are diagnosed based on the level of RARA messenger RNA, or mRNA, previously determined to be present in a sample of diseased cells from the subject. The granted claims of a second patent, U.S. Patent No. 10,167,518, cover methods of treating human subjects suffering from MDS. Selection of subjects for treatment is again based on the level of RARA mRNA expression, and RARA-positive subjects are treated with tamibarotene. A third patent, U.S. Patent No. 9,868,994, covers methods of treating non-APL AML or MDS by administering tamibarotene to a patient when a defined sample obtained from the patient is determined to have an elevated level of IRF8 mRNA or elevated levels of both IRF8 and RARA mRNA. A fourth patent, U.S. Patent No. 10,240,210, covers methods of treating non-APL AML or MDS with a combination of tamibarotene and azacitidine when a defined sample from the subject has been determined to have an elevated RARA mRNA level or an elevated IRF8 mRNA level. A fifth patent, U.S. Patent No. 10,697,025, covers methods of treating subjects who have non-APL AML with tamibarotene; treatment proceeds when a sample of diseased cells from the subject was determined to have a super enhancer associated with a RARA gene or a level of primary RNA transcripts form the RARA gene that is equal to or above a pre-determined threshold. A sixth patent, U.S. Patent No. 11,053,552, covers methods of treating non-APL AML or MDS by administering a combination of tamibarotene and a second therapeutic agent, with further specification of the analysis of an IRF8 biomarker and/or a RARA biomarker.  We believe these six U.S. patents are eligible for listing in the FDA’s “Orange Book.” These patents, as well as any additional patents that may grant from applications claiming the benefit of the same filing date as the currently granted patents, have statutory expiration dates no earlier than March 2036. Patent term extensions could result in later expiration dates.

In addition, we have an exclusive license from TMRC to practice the inventions claimed in two U.S. patents and five corresponding patents granted in Canada and Europe. The claims of the U.S. patents are directed to a tamibarotene capsule preparation, to a crystal form of tamibarotene, medicaments comprising that form, and methods of making it. The U.S. patent covering capsule preparations has a statutory expiration date in April 2028, and the U.S. patent related to the crystalline form has a statutory expiration date in August 2021. We do not have composition of matter patent protection with respect to tamibarotene.

SY-2101

The patent portfolio we own for SY‑2101 contains five issued patents, three of which were obtained in the U.S., one of which was granted in Europe, and one of which was granted in Japan. In addition, applications remain pending in the U.S. and ten other jurisdictions, including Europe, Japan, Australia, Canada and China. Generally, these patents and applications disclose methods of making lyophilized compositions comprising arsenic and formulations containing the lyophilized arsenic that can be orally administered to patients having acute promyelocytic leukemia and other hematological malignancies.  One of our issued patents, U.S. Patent No. 10,111,836, covers methods of preparing an oral pharmaceutical formulation comprising a lyophilized composition comprising arsenic or lyophilized arsenic trioxide. A second patent, U.S. Patent No. 10,272,045, covers distinct methods of preparing a lyophilized composition comprising arsenic. A third patent, U.S. Patent No. 10,653,628, covers a solution for use in the lyophilization of a pharmaceutical compound comprising arsenic trioxide. These patents, as well as any additional patents that may grant from applications claiming the benefit of the same filing date as the currently granted patents, have statutory expiration dates no earlier than February 2036. Patent term extensions could result in later expiration dates.

SY-5609 and Other CDK7 Inhibitors

The patent portfolio we own for SY-5609 and our other CDK7 inhibitors, including SY-1365, contains patents and patent applications generally directed to the inhibitors, pharmaceutical formulations containing them, and methods of making and using them, including their use in treating various biomarker-selected patient populations. As of December 31, 2021, we own seven issued U.S. patents, eight pending U.S. patent applications, 55 corresponding applications pending or granted in countries outside the United States, including Europe, Japan, Australia, Canada and China, and three pending applications filed in accordance with the PCT. Any patent that has issued or will issue and that claims the benefit of the priority date of one or more of these patents or patent applications will have a statutory expiration date ranging from October 2034 to October 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

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

Sickle Cell Disease

As of December 31, 2021, we own one PCT application directed to methods of treating hemoglobinopathies such as sickle cell disease.

Other Programs

The intellectual property portfolio we own that relates to programs other than those described above contains patents and patent applications directed to compositions of matter for inhibiting transcription factors and immuno-oncology targets in multiple compound families, and methods of treating various diseases, including cancer and immunological diseases, through inhibition of specific transcription factor(s) or gene products. As of December 31, 2021, we own three U.S. patents and four U.S. patent applications. Our issued patents numbered 10,787,444 and 11,124,527 cover compounds conforming to the structures provided as well as pharmaceutically acceptable salts thereof, which are intended for use as inhibitors of Myc. These patents have statutory expiration dates in June 2036. Our issued patent, U.S. Patent No. 11,040,981, covers compounds conforming to the structures provided as well as pharmaceutically acceptable salts thereof that are intended for use as inhibitors of TAM kinases. This patent has a statutory expiration date in October 2038.

Platform

Our platform technology relates to super‑enhancers, their detection, and uses thereof to identify novel disease targets. As of December 31, 2021, we have a field-limited exclusive license to three issued U.S. patents (U.S. Patent Nos. 9,155,724; 9,181,580; and 10,160,977) and one granted patent in Europe directed to these technologies. These patents have a statutory expiration date in October 2033.

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

TMRC

In September 2015 we entered into, and in April 2016 we amended and restated, a license agreement with TMRC, which we refer to as the TMRC license agreement, pursuant to which TMRC granted us an exclusive license, with the right to sublicense, under TMRC patent rights, data, regulatory filings and other intellectual property for the North American and European development and commercialization of tamibarotene products for the treatment of human cancer indications. In January 2021, we further amended the TMRC license agreement to expand the territory under which we are licensed to include Central and South America, Australia, Israel, and Russia. Under the TMRC license agreement, we have agreed to pay TMRC single‑digit royalties based on net sales if TMRC’s patents cover our product and low single‑digit royalties based on net sales with respect to know‑how licensed by TMRC during a predefined royalty term, and to make payments to TMRC upon meeting specified clinical and regulatory milestones in an aggregate amount of approximately $13.0 million per indication, of which $1.0 million was paid in the third quarter of 2016 upon successful dosing of the first patient in our Phase 2 clinical trial of tamibarotene. Under the TMRC license agreement, we must use commercially reasonable efforts to, among other things, commence development activities within one year, to develop tamibarotene in at least one cancer indication, and, following marketing approval, to market the product. The license agreement expires on the expiration of the subject patent rights or 15 years after the date of first commercial sale of product, whichever is later. The TMRC license agreement may be terminated by either party if the other party is in breach and the breach is not cured within a required amount of time or if the other party is in bankruptcy. If we have reason to do so, we may also terminate the agreement after one year from the original effective date at our sole discretion.

In connection with the TMRC license agreement, in April 2016 we entered into a supply management agreement with TMRC. Pursuant to the supply management agreement, we and TMRC have agreed to establish a joint manufacturing committee to discuss strategy for supply of tamibarotene. In addition, we have agreed to pay TMRC a fee for each kilogram of tamibarotene we procure for clinical trial or commercial use. The supply management agreement terminates on the expiration or termination of the TMRC license agreement, and our obligation to pay these fees survives the termination of the supply management agreement. In April 2016, we also entered into a standby license with TMRC and Toko Pharmaceuticals Ind. Co. Ltd., or Toko, the owner of the patent rights licensed to TMRC from which our license agreement with TMRC derives its rights, pursuant to which we obtain a standby license from Toko if Toko’s license with TMRC is terminated.

We have developed our own patent portfolio related to tamibarotene, which generally discloses methods of identifying and treating patients who are sensitive to RARα agonists, including tamibarotene, based on the expression of certain biomarkers, including RARA. In January 2021, we entered into a license agreement with TMRC, which we refer to as the biomarker license agreement, under which we granted TMRC an exclusive license, with the right to grant sublicenses, under these patent rights and certain know-how that it controls related to the RARA biomarker for the development and commercialization of tamibarotene for human cancer indications in Japan, China, South Korea, India and Taiwan. Under the biomarker license agreement, TMRC will be obligated to pay us a low single-digit royalty on net sales of tamibarotene in these territories during a pre-specified royalty term to the extent the manufacture, use or sale of tamibarotene infringes a valid claim of the patent rights or is developed using know-how licensed to TMRC under the biomarker license agreement.

Qiagen

In March 2022, we entered into a master collaboration agreement and a project schedule with Qiagen.  Pursuant to his agreement, Qiagen has agreed to develop and commercialize an assay as a companion diagnostic test to determine the expression level of our proprietary RARA biomarker for use with tamibarotene in newly diagnosed higher-risk MDS patients.

Under the agreement, Qiagen is responsible for developing, and obtaining and maintaining regulatory approvals for the companion diagnostic test in the United States and, at our request and subject to the negotiation of mutually agreed payments, in the following additional markets: Canada, the United Kingdom, the member states of the European Economic Area, Switzerland, Mexico, Australia, Russia, Israel and Brazil.  In addition, Qiagen has agreed to use commercially reasonable efforts to manufacture the companion diagnostic test and, upon negotiation of mutually agreed terms, to make the companion diagnostic test commercially available in the United States, the additional markets described above, and such other countries as the parties may mutually agree.  Qiagen has agreed to undertake specified actions to minimize the risk of an inability of supply occurring for the manufacture of the companion diagnostic test.

Subject to the terms of the agreement and upon achievement of specified technical and development milestones, we are obligated to pay Qiagen up to a high single-digit million dollar payment in the agreement over the term of the initial project schedule in connection with developing and obtaining and maintaining regulatory approval for the companion diagnostic in the United States. In addition, we must reimburse Qiagen for certain pass-through costs. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. In addition, Qiagen will retain all proceeds from the commercialization of the companion diagnostic test. We have no financial obligations to Qiagen under the agreement on the commercialization of tamibarotene.

The initial term of the agreement expires on the later to occur of (i) the fifth anniversary of the agreement and (ii) the expiration or termination of all project schedules executed under the agreement. Thereafter, the agreement automatically renews for additional periods of one year.  We may terminate the agreement or a project schedule executed under the agreement for convenience upon 90 day’s prior written notice to Qiagen. Either party may terminate the agreement or any project schedule executed under the agreement, as applicable, upon a material breach of the other party that is not cured within 30 days after written notice of such breach, immediately upon the bankruptcy or insolvency of the other party, or in certain other circumstances described in the agreement. In the event that we terminate the agreement for reasons other than Qiagen’s material breach or bankruptcy, we will be obligated to pay Qiagen wind-down and other costs and other final payments.

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

Tamibarotene

We are developing tamibarotene, our RARα agonist, for patients with AML and MDS. We are selecting patients for our clinical trials based on high‑levels of RARα as measured by our proprietary RARA biomarker. We are aware of several new drugs approved by the FDA since 2018 for the treatment of newly diagnosed AML or patient subsets within newly diagnosed AML (including ivosidenib, venetoclax, and glasdegib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). Tamibarotene may also face competition from other agents currently in clinical development for AML and MDS, including those in late-stage development from Gilead Sciences, Inc., Abbvie Inc., Novartis AG, Astex Pharmaceuticals, Inc., and Pfizer Inc. We are not aware of any selective RARα agonist programs that are in active clinical development.

SY-2101

We are developing SY-2101, a novel oral form of ATO, in patients with newly diagnosed APL. SY-2101 may face competition from Trisenox® or any of the generic forms of Trisenox, an intravenously administered arsenic trioxide product approved by the FDA for the treatment of APL. We are also aware of a traditional Chinese medicine (TCM)-based formulation of oral arsenic commercially available in China. In addition, we are aware of an oral formulation of arsenic trioxide in clinical development by Phebra Pty Ltd, or Phebra, an Australian based specialty pharmaceutical group. Phebra has entered into an agreement with Medsenic SAS, a European biopharmaceutical company, for the investigation of their oral arsenic trioxide compound for the treatment of autoimmune diseases. We are also aware of an oral formulation of arsenic trioxide being studied in an academic setting in Hong Kong.

SY‑5609

We are conducting a Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors. We are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Exelixis, Inc., and three other selective CDK7 inhibitor programs that we believe are in preclinical development from Qurient Co. Ltd., Yungjin Pharma Co., Ltd., and The Translational Genomics Research Institute, and a collaboration between Exscientia Ltd. and GT Apeiron Therapeutics Ltd. focused on developing novel CDK inhibitors, including selective CDK7 inhibitors. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in pancreatic cancer, BRAF-mutant colorectal cancer, and hematological malignancies, the disease areas where we are currently focusing our development of SY-5609.

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

Approval and Regulation of Drugs in the United States

In the United States, drug products are approved and regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. A company, institution or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with the applicable regulatory requirements at any time during the product development process may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions.

Specifically, a sponsor seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:

•

preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;

•	design of a clinical protocol and submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
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

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes

An IND is a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

There is no obligation for a sponsor to make its investigational products available for expanded access. Sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) must, however, make publicly available their policy for evaluating and responding to requests for expanded access for individual patients.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

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

In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time. Progress reports detailing the status and a brief description of available results of the clinical trials must be submitted at least annually to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH.  In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application within 60 days of receipt and must inform the sponsor by that time whether the application is sufficiently complete to permit substantive review. If not, the FDA will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs, but the review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity.

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

Fast Track, Breakthrough Therapy and Priority Review

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs, as applicable to our business, are referred to as fast track designation, breakthrough therapy designation and priority review designation. None of these programs changes the standards for approval but each may help expedite the development or approval process governing product candidates.

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

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

An approval letter authorizes commercial marketing of the product with specific prescribing information for each indication. If the FDA approves a new product, it may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

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

The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation.  Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must seek orphan drug designation before submitting an NDA for the product candidate. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

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

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Under Omnibus legislation signed by former President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by the FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing patent or regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies that must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced drug has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs.

Specifically, in order for an abbreviated new drug application, or ANDA, to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. This interpretation of the FDCA by the FDA was confirmed with enactment of the Ensuring Innovation Act in April 2021. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. The FDA’s regulations governing patient listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA or 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee.  For federal fiscal year 2022, the standard fee is $374,858 and the small business fee is $93,714.

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

•

the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, and other healthcare providers, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, thus complicating compliance efforts.

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

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by former President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020, and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.  In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations.  These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

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

Regulations and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU, generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

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

Marketing Authorization

To obtain a marketing authorization for a product under EU regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, sponsors must demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (i) a product-specific waiver, (ii) a class waiver or (iii) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the sponsor also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard.” The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances.” Such authorization is intended for products for which the sponsor can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•	the sponsor must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
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

Regulatory Data Protection in the EU

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (i) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (ii) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Approval of Companion Diagnostic Devices

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745), or MDR which came into force on May 26, 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC).  Compliance with SPRs and additional requirements applicable to companion medical devices are prerequisites to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold.  To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices.

Separately, the regulatory authorities in the EU also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which will become effective in May 2022.  The new regulation will replace the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation.  Once applicable, the regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

General Data Protection Regulation

There are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is subject to the EU’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, or Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the U.K. and whether personal information can transfer from the EU to the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR. The U.K. government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future.

Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.

Sales and Marketing

We hold North American, European, Central and South American, Australian, Israeli and Russian commercialization rights to tamibarotene for all cancer indications, and worldwide rights to SY-2101 and SY-5609 and all of our other preclinical programs, other than our sickle cell disease program in which we are collaborating with GBT, for all potential indications. With respect to our sickle cell disease program, GBT has the option to obtain exclusive commercialization rights to products containing compounds arising out of the collaboration for all uses. If GBT exercises its option, we have a co-promotion right in the United States with respect to the first such product.

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

Employees

As of December 31, 2021, we had 124 full-time employees, including 57 employees with M.D., Ph.D. or Pharm.D. degrees. Of these full-time employees, 95 employees are engaged in research and development activities and 29 employees are engaged in general and administrative activities. During the year ended December 31, 2021, we hired 52 new employees, of whom 40 are engaged in research and development activities and 12 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We conduct an employee engagement survey every year and, during the year ended December 31, 2021, we also conducted several additional surveys to assess employee well-being and productivity in light of the COVID-19 pandemic. Based on the results of these surveys, we consider our relationship with our employees to be good. We focus on employee recruiting and attrition rates and our progress against equity, diversity, and inclusion goals as key human capital measures in managing our business.

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

Public health crises such as pandemics, epidemics and outbreaks could adversely impact our business. The novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has caused an ongoing global pandemic that continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers around the world. COVID-19 has and may continue to impact our operations and those of our third-party partners, and its ultimate impact will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity, duration and any recurrence of the COVID-19 pandemic, including through any new variant strains of the underlying virus, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, the effectiveness of vaccination and booster vaccination campaigns, among others. The continued development and fluidity of the COVID-19 pandemic precludes any prediction as to its full impact on our business.

Further, in response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we took, and have continued to take, both temporary and ongoing precautionary measures, intended to help minimize the risk of the virus to our employees and their families, such as restricting access to our facility to those individuals whose job responsibilities require or are significantly enhanced by on site presence during periods of significant transmission, limiting the number of people that can be present at our facility at any one time, restricting access to our facilities to those employees who are fully vaccinated, and implementing a number of additional health and safety protocols. Working arrangements for many of our employees differ from the arrangements before the COVID-19 pandemic, and we expect a number of employees will continue to work in a remote capacity or a hybrid of in-person and remote work. We may face several challenges or disruptions during our return to the workplace transition, including re-integration challenges for our employees, and our hybrid of in-person and remote work option may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business.

Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs. Any inability to comply with such measures could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our business. If new restrictions were to prevent our research and development personnel from accessing our laboratory space, our core research activities may be significantly limited or curtailed, possibly for an extended period of time. Sustained restrictions on our ability to conduct research would have an adverse impact on our ability to perform under our collaboration agreements with Global Blood Therapeutics, Inc. and Incyte Corporation, as well as delay the time in which we would be able to nominate new drug candidates for clinical development.

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

•

the impact on our clinical trial operations, including study start-up activities, of any diversion of healthcare resources away from the conduct of our ongoing or planned clinical trials in order to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, and staffing shortages or other factors limiting the availability of hospital staff supporting the conduct of our clinical trials;

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

•

any future interruption of, or delays in receiving, supplies of clinical trial material from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, raw material or other supply shortages, or stoppages or disruptions in delivery systems;

•

availability of future capacity at our contract manufacturers to produce sufficient drug substance and drug product to meet forecasted clinical trial demand if any of these manufacturers suffer staffing shortages or elect or are required to divert attention or resources to the manufacture of other pharmaceutical products;

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

These and other factors arising from the COVID-19 pandemic could worsen in countries with higher infection rates and case counts or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally and could have a material adverse impact on our operations and financial condition and results. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $86.6 million,

$84.0 million, and $75.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $463.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling products for which marketing approval has been obtained, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our common stock.

We will need substantial additional funding to execute our operating plan and continue to operate as a going concern, and if we are unable to raise capital, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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

We believe that our cash, cash equivalents and marketable securities as of December 31, 2021 will enable us to fund our planned operating expense and capital expenditure requirements into the first quarter of 2023. These funds may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements which raises substantial doubt about our ability to continue as a going concern. Our future viability beyond one year from the date of issuance of these consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Although management plans to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all.

Our future funding requirements will depend on many factors, including those discussed above under “Risks Related to Our Financial Position and Need for Additional Capital - We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability.” Our future funding requirements may also depend on:

•

whether a drug candidate will be nominated to enter into investigational new drug application-enabling studies under our sickle cell disease collaboration with GBT, whether GBT will exercise its option to exclusively license intellectual property arising from the collaboration, whether and when any option exercise fees, milestone payments or royalties under the collaboration agreement with GBT will ever be paid, and whether we exercise our U.S. co-promotion option under the GBT agreement;

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

We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, as we did through a public offering of our common stock in January 2021, the ownership interests of our existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, debt financing, such as our term loan facility with Oxford Finance LLC, or Oxford, that we entered into in February 2020, has created fixed payment obligations and imposed restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

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

In the near term, we are dependent on the success of tamibarotene, SY-2101 and SY-5609. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize tamibarotene, SY-2101 or SY-5609, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of tamibarotene, SY-2101 and SY-5609. Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, such as tamibarotene, SY-2101 and SY-5609.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Our anticipated time to data in our clinical trials and the quantity of data to be presented from these trials is and will continue to be subject to our continued ability to recruit eligible patients and the satisfaction by patients of other eligibility criteria for participation in the trial. In the case of tamibarotene, our time to data is also dependent on the prevalence of patients with the RARA biomarker and the impact of new product approvals in the AML and MDS fields. The rate of patient enrollment in the trial is difficult to predict. As a result, there can be no assurance that we will enroll or have data from our clinical trials when we anticipate.

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

In addition, we are conducting our SELECT-MDS-1 clinical trial in foreign countries and may conduct other clinical trials outside the United States in the future. We do not have employees or significant operational capabilities located outside of the United States, and we rely on third parties, such as contract research organizations, to conduct our clinical trials in foreign countries. Conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Our failure to successfully begin and complete clinical trials of our product candidates, including tamibarotene, SY-2101 and SY-5609, and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates could result in additional costs to us, or any collaborators, would impair our ability to generate revenue from product sales, regulatory and commercialization milestones and royalties and would significantly harm our business.

Adverse events or undesirable side effects caused by, or other unexpected properties of, product candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.

Because gene control techniques are relatively new, side effects from gene control approaches may be unpredictable. Tamibarotene has been observed to be associated with adverse events, such as mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. Furthermore, retinoids such as tamibarotene may cause birth defects and therefore may carry a warning on their label. Other examples of retinoids, a class of chemical compounds that are related to vitamin A, include all trans retinoic acid (also known as ATRA), Retin-A, retinol (found in over-the-counter skin creams), isotretinoin and bexarotene. Additionally, SY-5609 has been observed to be associated with adverse events such as nausea, diarrhea, thrombocytopenia, fatigue and anemia. Furthermore, we have extremely limited experience administering SY-2101 to humans, so the safety profile it will demonstrate in human clinical trials remains uncertain.

We cannot predict at this time whether the combination of our product candidates with another product, or with any premedication administered to mitigate potential side effects, will be well tolerated by patients in clinical studies or that any unexpected adverse events or undesirable side effects will not occur. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our drug development strategy.

As one of the key elements of our development strategy, we seek to identify genomically defined subsets of patients within a disease category who may derive benefit from the product candidates we are developing. In collaboration with partners, we plan to develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we will be dependent on the sustained cooperation and effort of one or more third-party collaborators in developing, obtaining approval for, and commercializing these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. For example, if we are to succeed in obtaining regulatory approval for a companion diagnostic to identify genomically defined subsets of patients with AML or MDS using our RARA biomarker, we will need to demonstrate to regulatory authorities that RARA biomarker selection is associated with a response to tamibarotene. In March 2022, we entered into a Master Collaboration Agreement and associated project work plan with Qiagen Manchester Limited, or Qiagen, pursuant to which Qiagen will develop and commercialize a companion diagnostic for this biomarker. Any delay or failure by us, Qiagen, or any future collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, Qiagen or any future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of our products. In addition, Qiagen or any other companion diagnostic collaborator with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

If we, or any collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or any collaborators, may not be able to initiate or continue clinical trials for our current product candidates or any future product candidates that we, or any collaborators, may develop if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including the size and nature of the patient population, the severity of the disease under investigation, and the availability of approved or investigational therapeutics for the relevant disease, the proximity of patients to clinical sites, the eligibility criteria for and design of the trial, efforts to facilitate timely enrollment, competing clinical trials, clinicians' and patients' perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, and actual or threatened public health emergencies and outbreaks of disease (including, for example, the COVID-19 pandemic). In addition, patients that enroll may subsequently be dropped from the clinical trial due to having misrepresented their eligibility to participate or due to non-compliance with clinical trial protocol, resulting in the need to increase the enrollment size for the clinical trial or extend the clinical trial's duration.

In particular, we intend to enrich certain of our clinical trials with patients most likely to respond to our gene control therapies. Genomically defined diseases may, however, have relatively low prevalence and it may be difficult for us or third parties with whom we collaborate to identify patients for our trials, which may lead to delays in enrollment for our trials. We intend to develop, or engage third parties such as Qiagen to develop, companion diagnostics for use in our clinical trials, but we or such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying genomically defined subsets of patients for our clinical trials. Moreover, in light of the recent approval of new products for the treatment of AML, there is substantial competition for patients to be enrolled in clinical trials for this disease. Our inability, or the inability of any collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our, or any collaborators’, ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

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

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for our current product candidates or any future product candidates that we, or any collaborators, may develop.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. In addition, our development programs contemplate the development of companion diagnostics by our third-party collaborators, such as Qiagen. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Even if any product candidates that we, or any collaborators, may develop receive marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the product.

Clinical trials of tamibarotene, SY-2101 or SY-5609 or any future product candidates that we, or any collaborators, may develop will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, we could be subject to the withdrawal of prior regulatory approvals and/or the imposition of additional regulatory requirements, restrictions on manufacturing, labelling and marketing, and product recalls. In addition, we our any collaborators could be sued and held liable for harm caused to patients and could become subject to fines, injunctions or the imposition of civil or criminal penalties. Any of these events could harm our reputation, business and operations and could negatively impact our stock price.

Even if our current product candidates, or any future product candidate that we, or any collaborators, may develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the efficacy and safety of the product, the potential advantages of the product compared to competitive therapies, the prevalence and severity of any side effects, whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy, our ability, or the ability of any collaborators, to offer the product for sale at competitive prices, the product's convenience and ease of administration compared to alternative treatments, the willingness of the target patient population to try, and of physicians to prescribe, the product, limitations or warnings, including distribution or use restrictions, contained in the product's approved labeling, the strength of sales, marketing and distribution support, changes in the standard of care for the targeted indications for the product; and the availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

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

We expect that we, and any collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs.

For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of newly diagnosed AML or patient subsets within newly diagnosed AML (including ivosidenib, venetoclax, and glasdegib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). Tamibarotene may also face competition from other agents currently in clinical development for AML and MDS, including those in late-stage development from Gilead Sciences, Inc., Abbvie Inc., Roche Holding AG, Novartis AG, Astex Pharmaceuticals, Inc. and Pfizer Inc.

SY-2101 may face competition from Trisenox® or any of the generic forms of Trisenox, an intravenously administered arsenic trioxide product approved by the FDA for the treatment of APL. We are also aware of a traditional Chinese medicine (TCM)-based formulation of oral arsenic commercially available in China. In addition, we are aware of an oral formulation of arsenic trioxide in clinical development by Phebra Pty Ltd, or Phebra, an Australian based specialty pharmaceutical group. Phebra has entered into an agreement with Medsenic SAS, a European biopharmaceutical company, for the investigation of their oral arsenic trioxide compound for the treatment of autoimmune diseases. We are also aware of an oral formulation of arsenic trioxide being studied in an academic setting in Hong Kong.

In addition, we are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Exelixis, Inc., and three other selective CDK7 inhibitor programs that we believe are in preclinical development from Qurient Co. Ltd., Yungjin Pharma Co., Ltd., and The Translational Genomics Research Institute, and a collaboration between Exscientia Ltd. and GT Apeiron Therapeutics Ltd. focused on developing novel CDK inhibitors, including selective CDK7 inhibitors. SY -5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in pancreatic cancer, BRAF-mutant colorectal cancer and hematological malignancies, the disease areas where we are currently focusing our development of SY-5609. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

Our competitors may develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any collaborators, may develop. For example, the evolving standard of care for the treatment of patients with AML and the response rates and duration of response seen with approved and investigational agents in this disease may result in a longer and more complex clinical development path for tamibarotene, which in turn will impact the potential return on investments in clinical trials of tamibarotene. Our competitors also may obtain FDA or other marketing approval for their products before we, or any collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any collaborators, are able to enter the market.

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

Even if we, or any collaborators, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any collaborators, to successfully commercialize any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We will face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we or any collaborators commercially sell any product that we may or they may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in, among other consequences, decreased demand for our product candidates or products that we may develop, injury to our reputation and significant negative media attention, withdrawal of clinical trial participants, significant costs to defend resulting litigation, substantial monetary awards to trial participants or patients, loss of revenue, reduced resources of our management to pursue our business strategy, and the inability to commercialize any products that we may develop.

Although we maintain clinical trial liability insurance coverage in the amount of up to $10.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we commercialize any product that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. Because the composition of matter patent for tamibarotene has expired and our license rights to tamibarotene from TMRC are limited to human cancer indications, it is possible that another applicant could obtain approval for a similar product from the FDA before us, in which case our NDA for tamibarotene would not be eligible for NCE exclusivity. See "—Risks Related to Our Intellectual Property—We do not have composition of matter patent protection with respect to tamibarotene or the active pharmaceutical ingredient of SY-2101." If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

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

We currently rely and expect to continue to rely on third parties to conduct certain aspects of our research and preclinical testing. Any third parties on which we currently rely or may in the future rely may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities.

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

We currently depend on a third-party manufacturer to develop and validate the clinical trial assay being used to select patients with our proprietary RARA biomarker, and if this assay does not perform as designed, our clinical trials of tamibarotene may be adversely affected.

We are currently conducting SELECT-MDS-1, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in HR-MDS, patients who have been prospectively selected using our proprietary RARA biomarker, and SELECT-AML-1, a randomized Phase 2 clinical trial evaluating tamibarotene in combination with venetoclax and azacitidine in RARA-positive newly diagnosed patients with AML who are not suitable candidates for standard intensive chemotherapy. We collaborate with a third party with respect to the clinical trial assay being used to select patients with the RARA biomarker for inclusion in these trials. The FDA has approved an investigational device exemption for the assay being used to select patients with the RARA biomarker, and we used this assay in our earlier Phase 2 trial evaluating the safety and efficacy of tamibarotene in certain AML and MDS patient populations. Based on data from 350 patients screened as of September 2019 in this earlier Phase 2 trial, we believe approximately 30% of AML and MDS patients are positive for the RARA biomarker. Our ability to continue to prospectively select RARA-positive patients for SELECT-MDS-1 and SELECT-AML-1 depends on the ability of this clinical trial assay to identify suitable patients for these clinical trials. If this assay does not perform as designed, it could adversely affect our estimated timelines to enroll patients, or adversely impact the results of these trials, which could significantly harm our business and commercial prospects.

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

•	there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential collaborators; and
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

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

We are party to several license agreements under which we license patent rights and other intellectual property related to our business, including the TMRC license agreement, pursuant to which we were granted a license under specified patent rights, data, regulatory filings and other intellectual property primarily for the North American and European development and commercialization of tamibarotene for the treatment of human cancer indications. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

We do not have composition of matter patent protection with respect to tamibarotene or the active pharmaceutical ingredient of SY-2101.

We own certain patents and patent applications with claims directed to specific methods of using tamibarotene and we expect to have marketing exclusivity from the FDA and EMA for a period of no less than five and ten years, respectively, because tamibarotene has not been approved in these markets. Composition of matter patent protection in the United States and elsewhere covering tamibarotene has expired, however. In addition, we do not have composition of matter patent protection for arsenic trioxide, the active pharmaceutical ingredient of SY-2101. We may be limited in our ability to list our method patents in the FDA’s Orange Book if the use of our products, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the manufacture of tamibarotene and/or method of use patents, or to the formulation of SY-2101 drug product and/or methods of manufacture of SY-2101. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compounds not covered by the method of use, formulation or manufacturing method patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product's labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses of a generic version of tamibarotene or SY-2101 that are not covered by our patents would limit our ability to generate revenue from the sale of such product candidates, if approved for commercial sale. In addition, any off-label use of a generic version of tamibarotene would limit our ability to generate revenue from the sale of tamibarotene, if approved for commercial sale.

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

We currently have rights to certain intellectual property, through ownership or licenses from third parties, to develop and commercialize tamibarotene for human cancers in North and South America and Europe, Israel, Russia and Australia, and for SY-2101 and SY-5609 for all potential uses in North America and major markets in Europe and elsewhere. Because our programs may require the use of proprietary rights by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license from third parties any intellectual property rights directed to compositions, methods of use, or processes that we identify as necessary for any product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

We have entered into a standby license with TMRC and Toko Pharmaceuticals Ind. Co. Ltd., or Toko, providing that if at any time the license agreement between Toko and TMRC relating to the tamibarotene rights that TMRC has licensed to us terminates or otherwise ceases to be in effect for any reason, Toko will grant directly to us such rights and licenses with respect to tamibarotene as are necessary for us to continue to develop tamibarotene. If the TMRC license agreement terminates and this standby license terminates, then we may lose rights to tamibarotene that may be necessary to the development and commercialization of tamibarotene, which could have a material adverse impact on our business.

If we are unable to obtain and maintain sufficient patent protection for any product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property, our competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business. We also license or purchase patent applications filed by others. The patent application and approval processes are expensive and time consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

We, or any partners, collaborators or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection for them. Therefore, we may miss potential opportunities to strengthen our patent position.

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

If we are found to infringe a third party's intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. It is possible, however, that we would be unable to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Alternatively, or additionally, it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any collaborators, are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device's safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA approval is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we or our collaborators are required by the FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we or our collaborators do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

In its August 2014 guidance, the FDA also indicated that companion diagnostics used to make treatment decisions in clinical trials of a therapeutic product generally will be considered investigational devices. When a companion diagnostic is used to make critical treatment decisions, such as patient selection, the FDA stated that the diagnostic will be considered a significant risk device requiring an investigational device exemption. The FDA may find that a companion diagnostic that we, alone or with a third party such as Qiagen, plan to develop does not comply with those requirements and, if this were to occur, we would not be able to proceed with our planned trial of the applicable product candidate in these patient populations.

We believe that adoption of screening and treatment into clinical practice guidelines is important for payer access, reimbursement, utilization in medical practice and commercial success, but both our collaborators and we may have difficulty gaining acceptance of the companion diagnostic into clinical practice guidelines. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of any of our product candidates that are approved for commercial sale. In addition, any companion diagnostic collaborator or third party with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator or third party may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.

In order to market and sell our products in the European Union and other foreign jurisdictions, we, and any collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and any collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and any collaborators and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we or any collaborators fail to obtain the non-U.S. approvals required to market our product candidates outside the United States or if we or any collaborators fail to comply with applicable non-U.S. regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union.  Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol.  Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

We, or any collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.

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

We have obtained orphan drug designation for tamibarotene for the treatment of MDS in the United States, and for the treatment of AML in the United States and in Europe. SY-2101 has also received orphan drug designation for the treatment of APL in the United States, and for the treatment of AML in Europe. In the future, we or any collaborators may seek orphan drug designations for tamibarotene or SY-2101 in other indications or territories or for other product candidates and may be unable to obtain such designations. Even if we do secure such designations and orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Further, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care. Finally, orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.”  We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Current and future legislation may result in more rigorous coverage and reimbursement criteria for product candidates, which could increase the difficulty and cost for us and any collaborators to obtain marketing approval of our product candidates.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The TCJA, as amended by the CARES Act, additionally contains changes in tax law that could adversely affect our business or financial condition. The TCJA contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and such net operating losses arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may be enacted; any such additional legislation could have an impact on us.

Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope or amount, our business could be materially harmed.

Current and future legislation designed to reduce prescription drug costs may affect the prices we and any collaborators may obtain for our product candidates.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.  In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations.  These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA.  Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

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

HIPAA and HITECH.  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. While these provisions likely will not apply to us directly, they will apply to many of our partners and other entities assisting with our clinical trials and future activities, and therefore may impact our relationships with these entities and related costs;

False Statements Statute.  The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

Transparency Requirements.  The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, with specific exceptions, to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value, including ownership and investment interests, to physicians and other healthcare providers; and

Analogous State and Foreign Laws.  Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.

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

For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to EU General Data Protection Regulation, or the GDPR, which applies to all member states of the European Economic Area, or EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data. The GDPR imposes significant obligations on us with respect to clinical trials conducted in the EEA. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The scope of contractual and data security protections required for these transfers is undergoing ongoing evolution, and likely will increase our costs of contracting with service providers and partners as well as our own data security requirements. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of GDPR, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The United Kingdom government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.

Given the breadth and depth of changes in data protection obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with international, federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that are applicable to our activities now or that will be in the future, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). The CCPA already has been revised through the California Privacy Rights Act, or the CPRA, which will significantly expand the CCPA to incorporate additional provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. Virginia and Colorado also have already passed similar laws. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business. Moreover, these laws create substantial complications for any business, particularly for one that deals with health information, and these laws likely will increase our operating costs and the costs needed for both compliance and negotiation of agreements with service providers, customers and others.

In addition to the foregoing, any breach of privacy laws or data security laws, particularly one resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition. As a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf, including our CROs. There is no assurance that privacy and security-related safeguards we implement will protect us from all risks associated with the third-party processing, storage and transmission of such information.  In certain situations, both in the United States and in other countries, we also may be obligated as a result of a security breach to notify individuals and/or government entities about these breaches.

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

Despite the implementation of security measures and certain data recovery measures, our internal computer systems and those of our current and any collaborators and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, terrorism, war and telecommunication and electrical failures. We have experienced, and may experience in the future, security breaches of our information technology systems. Any system failure, accident or security breach that causes interruptions in our operations, for us or those third parties with which we contract, could result in a material disruption of our product development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from an ongoing, completed or future clinical trial could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities, our competitive position could be harmed and the further development and commercialization of our product candidates may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our future success depends on our ability to attract and retain key management and scientists, development, medical and commercial staff, consultants and advisors.

Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the pharmaceutical research and development and business development expertise of Nancy Simonian, M.D., our president and chief executive officer; Conley Chee, our chief commercial officer; Jason Haas, our chief financial officer; Eric R. Olson, Ph.D., our chief scientific officer; David A. Roth, M.D., our chief medical officer; and Kristin Stephens, our chief development officer. Each member of our management team is employed "at will," meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason. We also rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy.

Our industry has experienced a high rate of turnover of management, scientific, clinical, medical and commercial personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to attract and reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may face additional challenges in attracting and retaining employees. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize our product candidates will be limited.

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

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a catastrophic event, such as a terrorist attack, war or other armed conflict, geopolitical tensions or trade wars, pandemic or natural disaster.

We depend on our employees, consultants, CROs, as well as regulatory agencies and other parties, for the continued operation of our business. Despite any precautions that we or any third parties on whom we depend take for catastrophic events, including terrorist attacks, wars or other armed conflicts, geopolitical tensions or trade wars, pandemics or natural disasters, these events could result in significant disruptions to our research and development, manufacturing, preclinical studies, clinical trials, and, ultimately, if approved, the commercialization of our products. Long-term disruptions in the infrastructure caused by these types of events, such as natural disasters, which are increasing in frequency due to the impacts of climate change, the outbreak of wars or other armed conflicts, the escalation of hostilities, geopolitical tensions or trade wars, acts of terrorism or “acts of God,” particularly involving geographies in which we or third parties on whom we depend have offices, manufacturing or clinical trial sites, could adversely affect our businesses. We cannot be certain what the overall impact of such events will be on our business or on the business of any third parties on whom we depend. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not include or be adequate to compensate us for all losses that may occur. Any catastrophic event affecting us, our CROs, regulatory agencies or other parties with which we are engaged could have a material adverse effect on our operations and financial performance.

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of tamibarotene, SY-2101 and SY-5609;
•	the success of existing or new competitive products or technologies;
•	regulatory actions with respect to our product candidates or our competitors' products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	commencement or termination of collaborations for our research or development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions;
•	actual or threatened public health emergencies and outbreaks of disease (including, for example, the COVID-19 pandemic); and
•	the other factors described in this “Risk Factors” section and elsewhere in this Annual Report.

In the past, companies that have experienced volatility in the market price of their stock have been subject to an increased incidence of securities class action litigation. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. We may also face other material adverse consequences due to volatility or a sustained decrease in the price of our common stock, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of $398.9 million and $401.9 million, respectively, and federal and state research and development tax credit carryforwards of $19.7 million and $3.5 million, respectively. These carryforwards could expire unused and be unavailable to offset future income tax liabilities. Our net operating loss carryforwards generated prior to 2018 and research and development tax credit carryforwards will generally expire at various dates through 2037.

The TCJA, as amended by the CARES Act, contains significant changes with respect to federal net operating loss carryforwards, including the limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income and the elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and such net operating losses arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years). Regulatory guidance under the TCJA and the CARES Act is and continues to be forthcoming, and such guidance could further impact our ability to utilize our net operating loss carryforwards.

In addition, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Furthermore, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a cumulative change in ownership of significant shareholders of greater than 50%, by value, over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and research and development tax credit carryforwards to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 and 383. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our carryforwards are adjusted by the Internal Revenue Service or state tax authorities, it would harm our future operating results by effectively increasing our future tax obligations.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own a significant portion of our common stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Holders of Our Common Stock

As of March 11, 2022, there were approximately 33 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

ITEM 6.  RESERVED

Not applicable.

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

•

SY-2101, a novel oral form of arsenic trioxide, or ATO, which we are evaluating in a dose confirmation study, and which we plan to follow with a Phase 3 clinical trial, in patients with newly diagnosed low-risk acute promyelocytic leukemia, or APL; and

•

SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, that we are evaluating in combination with chemotherapy in relapsed/refractory metastatic pancreatic cancer patients in an expansion cohort of our existing Phase 1 clinical trial, and which we plan to evaluate as a single agent in patients with relapsed hematologic malignancies, and in combination with atezolizumab, a PD-L1 inhibitor, in BRAF-mutant colorectal cancer in a Phase 1/1b clinical trial sponsored by F. Hoffmann-La Roche AG, or Roche.

We also have multiple preclinical and discovery programs in oncology, including programs targeting the inhibition of CDK12, CDK11, and WRN. We expect that our next development candidate will be nominated from our CDK12 program in the second half of 2022.

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

Tamibarotene

At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, or ASH 2020, we presented data from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, as well as in relapsed or refractory, or R/R, AML patients who have been prospectively selected using our proprietary RARA, the gene that codes for RARα, biomarker. As of an October 1, 2020 data cut-off, 51 newly diagnosed unfit AML patients, including both RARA-positive and RARA-negative patients, were eligible for a safety analysis. Among these patients, tamibarotene in combination with azacitidine was generally well-tolerated, with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single-agent azacitidine. As of the data cut-off, of the 18 RARA-positive patients that were evaluable for clinical response, the overall response rate, or ORR, was 67%, with a composite complete response rate of 61%, with 50% of patients achieving complete response, or CR, and 11% achieving a complete response with incomplete blood count recovery, or CRi. The median time to initial response was 1.2 months, the median duration of response was 10.8 months, and the median overall survival, or OS, among patients who achieved a CR or CRi was 18 months. As of the data cut-off, of the 28 RARA-negative patients that were evaluable for clinical response, the ORR was 43%, with a composite complete response rate of 32%, with 25% of patients achieving CR and 7% achieving CRi. The median time to initial response was 3.0 months, and the median duration of response was 10.3 months. We also presented translational data demonstrating that most RARA-positive newly diagnosed unfit AML patients enrolled in our Phase 2 study had a monocytic disease phenotype that is associated with resistance to venetoclax. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with tamibarotene but also for patients who may be less likely to benefit from treatment with venetoclax. Approximately 25,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for all AML patients to grow to approximately $6.6 billion by 2025.

Based on these data and our assessment of ongoing areas of high unmet need, we advanced tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and as in AML, about 30% of HR-MDS patients are RARA-positive. We believe that approximately 21,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for MDS patients of all risk groups to grow to approximately $3.3 billion by 2026. We plan to enroll approximately 190 RARA-positive newly diagnosed HR-MDS patients in the double-blind placebo-controlled trial, randomized 2:1 to receive tamibarotene in combination with azacitidine or placebo with azacitidine, respectively. The primary endpoint of the trial will be the CR rate. The trial is designed with 90% power and a one-sided alpha of 0.025 to detect a difference in CR rates between the experimental and control arms. We are currently dosing patients in SELECT-MDS-1, and we expect to report data from the SELECT-MDS-1 trial in the fourth quarter of 2023 or first quarter of 2024, with a potential submission to the U.S. Food and Drug Administration, or FDA, of a new drug application, or NDA, expected in 2024. In addition, we are advancing tamibarotene in combination with venetoclax and azacitidine in RARA-positive newly diagnosed unfit AML patients. The trial, which we refer to as SELECT-AML-1, is designed with a single-arm safety lead-in of approximately 15 patients to confirm the dosing regimen of the triplet to be used in the randomized portion of the Phase 2 clinical trial, which will evaluate the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage strategy for patients in the control arm who do not respond to venetoclax and azacitidine. We have begun dosing patients in the SELECT-AML-1 trial, and we expect to report clinical activity data from the safety lead-in portion of the trial in the second half of 2022.

SY-2101

In December 2020, we acquired from Orsenix, LLC, or Orsenix, a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. APL represents approximately 10% of all AML cases, and approximately 2,000 patients are diagnosed with APL in the United States and Europe annually. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed low-risk APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. If SY-2101 demonstrates comparable efficacy to IV ATO in our clinical studies, we believe it has the potential to become the standard-of-care frontline therapy for APL by providing a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. We have begun dosing patients in a dose confirmation study of SY-2101. The ongoing dose confirmation study is evaluating the PK, food effect, safety and tolerability of SY-2101 and is expected to enroll between six and 24 adult APL patients undergoing consolidation with IV ATO plus ATRA. Participants receive a single dose of 15 mg of SY-2101 in both the fasted and in the fed state, and a single dose of IV ATO for PK assessments, with flexibility to allow for other SY-2101 doses to be evaluated. Daily administration of SY-2101 is also being evaluated in a multiple-dose treatment module substituting for IV ATO during consolidation to assess steady state SY-2101 PK and safety. We anticipate reporting PK and safety data in mid-2022. The feedback from a Type C meeting to review our Phase 3 study design with the FDA in November 2021 continues to support molecular complete response rate as the primary endpoint for accelerated approval and event free survival as the primary endpoint for full approval, in each case compared to historic IV ATO data. In addition, FDA feedback supports the inclusion of patients randomized to IV ATO for comparative safety assessments.  Based on this feedback and following confirmation of a dose that demonstrates comparable PK exposures to IV ATO, we intend to initiate a registration-enabling Phase 3 clinical trial in approximately 215 patients with newly diagnosed low-risk APL, randomized 2:1 to receive SY-2101 or IV ATO, in the first quarter of 2023, and to announce data from the Phase 3 clinical trial in 2025.

SY-5609

At the European Society for Medical Oncology Congress held in September 2021, or ESMO 2021, we presented data from the dose-escalation portion of the Phase 1 multi-center, open-label study of SY-5609 evaluating patients with advanced breast, colorectal, lung, ovarian and pancreatic cancers, as well as patients with solid tumors of any histology harboring Rb pathway alterations. Patients were treated in cohorts exploring continuous daily dosing as well as intermittent dosing regimens, including seven days on treatment and seven days off, or 7d on/7d off, and five days on treatment and two days off, or 5d on/2d off. As of a July 6, 2021 data cut-off, 54 patients treated with single-agent SY-5609 in the study were eligible for a safety analysis and 45 patients were evaluable for clinical response. The median age of patients enrolled in the study was 65.5. Patients had been heavily pre-treated with as many as eight prior therapies and a median of four prior therapies. Across all doses and schedules, the majority of adverse events, or AEs, were low-grade and reversible, and there was a low rate of discontinuations due to AEs. The most common treatment-emergent AEs were gastrointestinal (nausea, diarrhea, decreased appetite, abdominal pain, vomiting), fatigue, thrombocytopenia, and anemia. Tolerability was optimized with the 7d on/7d off schedule, which had the lowest rates of treatment-emergent AEs relative to other regimens, while demonstrating comparable rates of stable disease, or SD, as seen with more dose-intense regimens, supporting the selection of this schedule for further development of SY-5609. The maximum tolerated dose of the 7d on/7d off schedule has not yet been reached as of the data cut-off date. Changes in POLR2A mRNA expression, a pharmacodynamic marker for CDK7 inhibition, were associated with anti-tumor activity and were sustained for at least three days following drug cessation, supporting intermittent dosing. As of the data cut-off date, thirteen response-evaluable patients (29%) had achieved SD, with tumor regressions of up to 20% in six of those patients, across multiple tumor types. The most substantial clinical activity was observed in heavily pre-treated patients with advanced pancreatic cancer, for which five of 13 (39%) evaluable patients achieved SD, with tumor reductions in two of those SD patients. Further, reductions in the CA 19-9 tumor marker, which is used in clinical practice to monitor tumor progression, were observed in three of four pancreatic cancer patients with serial CA 19-9 data, with these reductions ranging from 32% to 72%. Notably, one metastatic pancreatic cancer patient who had failed two prior lines of therapy and relapsed after a third line of treatment experienced prolonged SD of up to ten months. The analysis of clinical activity by tumor type and mutational status supported the mechanistic rationale for SY-5609 in Rb-altered and KRAS-mutant cancers.

We also presented preclinical data at ESMO 2021 evaluating the anti-tumor and PD activity of intermittent dosing regimens for SY-5609, as well as preclinical data evaluating SY-5609 as a single agent and in combination with chemotherapy in pancreatic cancer models. Taken together, these data further support our dose expansion strategy, including the decision to use a 7d on/7d off dosing schedule and combine with chemotherapy in patients with pancreatic cancer.

Based on these data, we intend to further develop SY-5609 by exploring indications with compelling clinical and/or preclinical activity, as well as a strong mechanistic rationale and high unmet need. We have initiated an expansion cohort that includes two arms evaluating SY-5609 in combination with chemotherapy for the treatment of pancreatic cancer. The cohort is expected to enroll approximately 50 patients with metastatic pancreatic cancer in first or second relapse who have progressed following first-line treatment with the chemotherapy regimen known as FOLFIRINOX, with one arm exploring a doublet regimen of SY-5609 in combination with gemcitabine and the other arm exploring a triplet regimen of SY-5609 with gemcitabine and nab-paclitaxel. SY-5609 will be administered 7d on/7d off at a starting dose of 4 mg, and the combination agents will be administered at the approved doses. The study will evaluate safety and tolerability, as well as efficacy measures such as disease control rate and progression free survival. We expect to report clinical activity data of SY-5609 in combination with chemotherapy from the safety lead-in portion of the trial in the second half of 2022.

We also plan to evaluate the potential of SY-5609 in hematologic malignancies. Based on mechanistic rationale and preclinical data, which support the potential of CDK7 inhibition in a broad range of blood cancers, we plan to initially evaluate SY-5609 as a single agent in patients with relapsed hematologic malignancies. The Phase 1 trial is expected to begin in the second half of 2022, with initial data expected mid-2023, which will inform further development in specific hematologic cancers. The endpoints for this study will include safety, tolerability, and clinical activity measures.

In addition, in August 2021, we announced entry into a clinical supply agreement with Roche, pursuant to which we agreed to supply SY-5609 for a combination dosing cohort with atezolizumab in Roche’s ongoing Phase 1/1b INTRINSIC trial, which is evaluating multiple targeted therapies or immunotherapy, including atezolizumab, as single agents or in rational specified combinations in molecularly defined subsets of colorectal cancer patients. SY-5609 will be evaluated in combination with atezolizumab in patients with BRAF-mutant disease, and Roche plans for this arm of the trial to be open for enrollment in the first half of 2022. Under the terms of the agreement, Roche will sponsor and conduct the Phase 1/1b study to evaluate the safety, tolerability and preliminary efficacy of the combination of SY-5609 and atezolizumab and will assume all costs associated with the study. In exchange for providing SY-5609, we will receive access to the data on SY-5609 in combination with atezolizumab. We retain all rights to SY-5609.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2021, we recognized $23.5 million of revenue, $19.4 million of which was related to our collaboration with GBT and $4.1 million of which was related to our target discovery collaboration with Incyte. For the year ended December 31, 2020, we recognized $15.1 million of revenue, $11.7 million of which was related to our collaboration with GBT and $3.4 million of which was related to our target discovery collaboration with Incyte.  For the year ended December 31, 2019, we recognized $2.0 million of revenue, all of which was attributable to our collaboration agreement with Incyte.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Tamibarotene external costs (1)	$30,670	$12,175	$7,076
SY-5609 and other CDK7 program external costs (1) (2)	11,452	11,229	15,992
SY-2101 program external costs (3)	3,947	12,062	—
Other research and platform program external costs	17,134	10,996	10,580
Employee-related expenses, including stock-based compensation	29,857	23,295	19,034
Facilities and other expenses	6,812	6,308	5,563
Total research and development expenses	$99,872	$76,065	$58,245
(1)

The results for the year ended December 31, 2019 include credits of $1.9 million and $1.2 million for our tamibarotene and SY-1365 clinical trials, respectively, due to a change in estimate of costs incurred over the life of these clinical trials through March 31, 2019.

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

Revenue

To date our only revenue has consisted of collaboration and license revenue. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2021, we recognized $23.5 million of revenue, $19.4 million of which was related to our collaboration with GBT and $4.1 million of which was related to our target discovery collaboration with Incyte. For the year ended December 31, 2020, we recognized $15.1 million of revenue, $11.7 million of which was related to our collaboration with

GBT and $3.4 million of which was related to our target discovery collaboration with Incyte. For the year ended December 31, 2019, we recognized $2.0 million of revenue, all of which was attributable to our target discovery collaboration with Incyte.

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

In the event of certain fundamental transactions, the holders of warrants may require us to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of the pre-funded warrants issued in the December 2020 private placement do not have similar rights. Therefore, we accounted for the warrants as a liability, while the pre-funded warrants met the permanent equity criteria classification. The pre-funded warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for us to repurchase those shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the warrants at issuance was $19.3 million, determined using Black-Scholes valuation model. We remeasured the warrant’s fair value at December 31, 2021 and 2020 as $3.0 million and $19.7 million, respectively. The change in fair value of $16.7 million (loss) and $0.4 million (gain) was recorded in our consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively.

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

For stock-based awards that contain performance-based milestones, we record stock-based compensation expense in accordance with the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. For certain of our performance-based awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. Compensation expense for such awards is recognized over the six-year vesting period unless management determines that the achievement of any performance-based milestones is probable, in which case expense is accelerated. Compensation expense related to these awards were all recognized as of December 31, 2020 as the performance-based milestones were achieved.

We have computed the fair value of stock options at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Weighted-average risk-free interest rate	0.99%	1.28%	2.42%
Expected dividend yield	—%	—%	—%
Expected option term (in years)	6.03	5.99	6.00
Volatility	81.56%	78.27%	91.35%

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2021	2020	Dollar Change	% Change
Statements of Operations Data:
Revenue	$23,488	$15,093	$8,395	56%
Operating expenses:
Research and development	99,872	76,065	23,807	31%
General and administrative	23,036	21,325	1,711	8%
Total operating expenses	122,908	97,390	25,518	26%
Loss from operations	(99,420)	(82,297)	(17,123)	21%
Interest income	87	426	(339)	(80)%
Interest expense	(3,907)	(1,792)	(2,115)	118%
Change in fair value of warrant liability	16,682	(375)	17,057	(4,549)%
Net loss	$(86,558)	$(84,038)	$(2,520)	3%

Revenue

For the year ended December 31, 2021, we recognized approximately $23.5 million of revenue, $19.4 million of which was attributable to our collaboration with GBT and $4.1 million of which was attributable to our target discovery collaboration with Incyte. For the year ended December 31, 2020, we recognized $15.1 million of revenue, $11.7 million of which was attributable to our collaboration with GBT and $3.4 million of which was attributable to our target discovery collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $23.8 million, or 31%, from $76.1 million for the year ended December 31, 2020 to $99.9 million for the year ended December 31, 2021. The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020, together with the changes to those items in dollars (in thousands):

	Year Ended December 31,
	2021	2020	Dollar Change	% Change
External research and development	$56,809	$42,981	$13,828	32%
Employee-related expenses, excluding stock-based compensation	24,151	18,563	5,588	30%
Stock-based compensation	5,706	4,732	974	21%
Consulting, licensing and professional fees	6,394	3,481	2,913	84%
Facilities and other expenses	6,812	6,308	504	8%
Total research and development expenses	$99,872	$76,065	$23,807	31%

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $13.8 million, or 32%, in external research and development, primarily attributable to the increases in costs associated with the continued advancement of our existing clinical trials of tamibarotene, SY-2101 and SY-5609 and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $5.6 million, or 30%, for employee-related expenses, including increased salary and benefits primarily due to our increased headcount;

•	an increase of approximately $2.9M, or 84%, for consulting, licensing and professional fees, primarily related to the advancement of our clinical and pre-clinical programs;
•	an increase of approximately $1.0 million, or 21%, for stock-based compensation, also primarily due to our increased headcount; and
•	an increase of approximately $0.5 million, or 8%, in facilities and other expenses primarily due to the rent expense related to the lease for our headquarters.

General and Administrative Expense

General and administrative expense increased by approximately $1.7 million, or 8%, from $21.3 million for the year ended December 31, 2020 to $23.0 million for the year ended December 31, 2021. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses driven by increased headcount, COVID-19 testing expenses incurred by us to support the health and safety of our employees, an increase in legal costs including patent prosecution expenses, and an increase in consulting fees.

Interest Income

Interest income was derived from our investments in cash, cash equivalents and marketable securities. The decrease in interest income during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due to lower yield on our investments in cash, cash equivalents and marketable securities due to capital market conditions during the year ended December 31, 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford Finance LLC, or Oxford, and equipment financing arrangements. The increase in interest expense during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was driven by a higher average outstanding balance of our credit facility with Oxford during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Change in Fair Value of Warrant Liability

The increase in the change in fair value of warrant liability during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was a result of the remeasurement of the fair values of warrants issued in connection with the private placement financing in December 2020.

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2020	2019	Dollar Change	% Change
Statements of Operations Data:
Revenue	$15,093	$1,982	$13,111	662%
Operating expenses:
Research and development	76,065	58,245	17,820	31%
General and administrative	21,325	21,478	(153)	(1)%
Total operating expenses	97,390	79,723	17,667	22%
Loss from operations	(82,297)	(77,741)	(4,556)	6%
Interest income	426	2,375	(1,949)	(82)%
Interest expense	(1,792)	(72)	(1,720)	2,389%
Change in fair value of warrant liability	(375)	-	(375)	100%
Net loss	$(84,038)	$(75,438)	$(8,600)	11%

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

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•

an increase of approximately $12.9 million, or 43%, in external research and development, primarily attributable to the $12.0 million paid to Orsenix for the acquisition of the SY-2101, and due to the increases in costs associated with the continued advancement of our existing clinical trials of SY-5609 and tamibarotene and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

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

Interest Expense

Interest expense was related to our credit facility with Oxford Finance LLC, or Oxford, and equipment financing arrangements. The increase in interest expense during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was driven by proceeds of $39.6 million, net of issuance costs, from our credit facility with Oxford, which was drawn in two tranches in February 2020 and December 2020.

Change in Fair Value of Warrant Liability

The increase in the change in fair value of warrant liability during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was a result of the remeasurement of the fair values of warrants issued in connection with the private placement financing in December 2020.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through December 31, 2021 primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

On February 12, 2020, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to the Company. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. As of December 31, 2021, $20.0 million remains available under the Loan Agreement, at the sole discretion of Oxford.

On June 12, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $300.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The registration statement was declared effective on June 22, 2020. Further, in June 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through Cowen pursuant to the registration statement.  We did not issue any shares of common stock pursuant to the 2020 sales agreement during the year ended December 31, 2021.

In January 2021, we issued shares of our common stock in an underwritten public offering resulting in gross proceeds of $75.6 million, before deducting underwriting discounts and commissions and other transaction expenses of approximately $5.1 million, pursuant to the Form S-3 that was filed with the SEC on June 12, 2020.

As of December 31, 2021, $75.0 million of our common stock remained available for future issuance under the 2020 sales agreement.

As of December 31, 2021, $224.4 million of securities remained available for issuance under the shelf registration statement.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of approximately $143.4 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(99,540)	$(57,364)	$(60,253)
Investing activities	(52,653)	46,664	(11,734)
Financing activities	70,511	142,953	65,990
Net (decrease) increase in cash, cash equivalents and restricted cash	$(81,682)	$132,253	$(5,997)

Net Cash Used in Operating Activities

The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $99.5 million during the year ended December 31, 2021, compared to $57.4 million during the year ended December 31, 2020. The increase in cash used in operating activities was primarily due to a $17.1 million increase in loss from operations during the year ended December 31, 2021 and a $20.0 million collection of the advanced payment pursuant to our collaboration agreement with GBT during the year ended December 31, 2020, which did not recur during the year ended December 31, 2021.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $52.7 million during the year ended December 31, 2021, compared to net cash provided by investing activities of $46.7 million during the year ended December 31, 2020. The net cash used in investing activities during the year ended December 31, 2021 was primarily due to our reinvestment of $51.4 million of our funds from cash equivalents into marketable securities and the purchase of $1.2 million of property and equipment. Net cash provided by investing activities during the year ended December 31, 2020 was primarily due to our reinvestment of $50.0 million of our funds from marketable securities upon their maturities into cash equivalents, partially offset by our $3.3 million purchase of property and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $70.5 million during the year ended December 31, 2021, compared to net cash provided by financing activities of $143.0 million during the year ended December 31, 2020. Cash provided by financing activities for the year ended December 31, 2021 was the result of net proceeds of $70.3 million from an underwritten public offering of shares of our common stock, $0.2 million from the issuance of shares of our common stock through our 2016 Stock Incentive Plan and $0.3 million from the issuance of common stock through our employee stock purchase plan, offset by payments of $0.3 million under our capital lease obligations. Cash provided by financing activities for year ended December 31, 2020 of $143.0 million was the result of net proceeds of $39.6 million drawn from our credit facility with Oxford, $90.4 million from the issuance of securities in the December 2020 private placement, $11.9 million from the issuance of shares of our common stock pursuant to the 2017 sales agreement, $1.1 million from the issuance of shares of our common stock through our 2015 Stock Incentive Plan and $0.4 million from issuance of common stock through our employee stock purchase plan, offset by payments of $0.2 million under our capital lease obligations and payments of $0.2 million of offering costs.

Net cash provided by financing activities was $143.0 million during the year ended December 31, 2020, compared to net cash provided by financing activities of $66.0 million during the year ended December 31, 2019. Cash provided by financing activities for the year ended December 31, 2020 was the result of net proceeds of $39.6 million drawn from our credit facility with Oxford, $90.4 million from the issuance of securities in the December 2020 private placement, $11.9 million from the issuance of shares of our common stock pursuant to the 2017 sales agreement, $1.1 million from the issuance of shares of our common stock through our 2016 Stock Incentive Plan and $0.4 million from issuance of common stock through our employee stock purchase plan, offset by payments of $0.2 million under our capital lease obligations and payments of $0.2 million of offering costs. Cash provided by financing activities for year ended December 31, 2019 of $66.0 million was primarily due to $65.0 million in net proceeds raised through two concurrent public offerings of equity securities that closed in April 2019.

Material Cash Requirements from Known Contractual Obligations

Our material cash requirements from known contractual obligations as of December 31, 2021 consisted of:

•

Principal and interest payments under our loan and security agreement with Oxford Finance LLC. For additional information regarding the terms of the debt and interest payable, see Note 7 to the consolidated financial statements in Item 8 of this Annual Report.

•

Operating lease liabilities with respect to our lease of approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term ending in February 2030. For additional information regarding the terms of this operating lease, see Note 10 to the consolidated financial statements in Item 8 of this Annual Report.

•

Contingent milestone obligations that may become payable pursuant to the asset purchase agreement with Orsenix, LLC. For additional information regarding these contingent milestone obligations, see Note 10 to the consolidated financial statements in Item 8 of this Annual Report.

•

Obligations pursuant to our license agreement and supply management agreement TMRC Co. Ltd. For additional information regarding these obligations, see Note 10 to the consolidated financial statements in Item 8 of this Annual Report.

Funding Requirements and Going Concern

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance our clinical trials of tamibarotene, SY-2101 and SY-5609, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and preclinical development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our product candidates.

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
•

whether a drug candidate will be nominated to enter into investigational new drug application-enabling studies under our sickle cell disease collaboration with GBT, whether GBT will exercise its option to exclusively license intellectual property arising from the collaboration, whether and when any option exercise fees, milestone payments or royalties under the collaboration agreement with GBT will ever be paid, and whether we exercise our U.S. co-promotion option under the GBT agreement;
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
•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $86.6 million, $84.0 million and $75.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of

December 31, 2021, we had an accumulated deficit of $463.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K, under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.

Based on our current operating plan, we anticipate that our cash, cash equivalents and marketable securities of $143.4 million as of December 31, 2021 will allow us to meet our liquidity requirements into the first quarter of 2023. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand, and our dependence on its ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings and potential new collaborations, and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2021, we had no significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYROS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Syros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syros Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with US generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Collaboration revenue recognition
Description of the Matter

As of December 31, 2021, the Company’s revenue totaled $23.5 million. Additionally, the Company’s deferred revenue totaled $10.2 million, all of which was current. As discussed in Note 3 to the consolidated financial statements, the Company recognizes revenue associated with each performance obligation as the research and development services are provided measured based on the ratio of costs incurred to date to the total estimated costs at completion.

Determining the estimated costs at completion is especially challenging because it requires the Company to forecast costs associated with internal employee efforts, materials costs, and third-party contract costs, as well as the assumed timing and duration of these activities. Due to uncertainties attributed to such factors, auditing the amount of revenue recognized from collaboration agreements involved especially challenging, subjective and complex judgments.

How We Addressed the Matter in Our Audit

To test the amount of revenue recognized in the current period from collaboration agreements and the balance of deferred revenue, we performed audit procedures that included, among others, reviewing minutes of meetings held with collaboration partners for any changes to key assumptions used. We obtained and inspected the agreements, amendments, and change orders to test the existence of customer arrangements and understand the scope and pricing of the related projects. We also evaluated management’s estimates of total costs expected to be incurred and the estimated timeframe over which costs are to be incurred by making direct inquiries of the Company’s research and development personnel overseeing the projects, comparing cost estimates to costs previously incurred for similar activities, inspecting evidence of actual costs incurred and by performing analytical procedures. We recalculated the revenue recognized for the period based on the ratio of costs incurred to estimated total costs at completion of the research and development services and the transaction price.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

March 15, 2022

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$92,302	$173,984
Marketable securities	38,067	—
Accounts receivable	—	7
Contract assets	2,979	2,324
Prepaid expenses and other current assets	3,237	2,242
Total current assets	136,585	178,557
Property and equipment, net	12,844	14,213
Marketable securities - noncurrent	13,038	—
Other long-term assets	2,941	1,966
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	14,104	14,831
Right-of-use assets – financing leases	337	597
Total assets	$182,935	$213,250
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,692	$3,603
Accrued expenses	15,624	11,084
Deferred revenue, current portion	10,181	12,209
Financing lease obligations, current portion	291	265
Operating lease obligation, current portion	1,720	1,463
Total current liabilities	31,508	28,624
Deferred revenue, net of current portion	—	9,877
Financing lease obligations, net of current portion	65	356
Operating lease obligation, net of current portion	22,858	24,578
Warrant liability	3,029	19,711
Debt, net of debt discount, long term	40,257	39,551
Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2021 and December 31, 2020; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2021 and December 31, 2020; 62,024,035 and 56,222,746 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	61	56
Additional paid-in capital	548,815	467,518
Accumulated other comprehensive loss	(79)	—
Accumulated deficit	(463,579)	(377,021)
Total stockholders' equity	85,218	90,553
Total liabilities and stockholders' equity	$182,935	$213,250

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2021	2020	2019

Revenue	$23,488	$15,093	$1,982
Operating expenses:
Research and development	99,872	76,065	58,245
General and administrative	23,036	21,325	21,478
Total operating expenses	122,908	97,390	79,723
Loss from operations	(99,420)	(82,297)	(77,741)
Interest income	87	426	2,375
Interest expense	(3,907)	(1,792)	(72)
Change in fair value of warrant liability	16,682	(375)	—
Net loss applicable to common stockholders	$(86,558)	$(84,038)	$(75,438)
Net loss per share applicable to common stockholders - basic and diluted	$(1.38)	$(1.82)	$(1.88)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	62,534,978	46,051,617	40,222,182

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Net loss	$(86,558)	$(84,038)	$(75,438)
Other comprehensive (loss) gain:
Unrealized holding (loss) gain on marketable securities	(79)	(24)	27
Comprehensive loss	$(86,637)	$(84,062)	$(75,411)

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common Stock		Series A Convertible Preferred Stock			Accumulated
					Additional	Other
	Number of	Par	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2018	33,765,864	$34	—	$—	$296,100	$(3)	$(217,545)	$78,586
Exercise of stock options	60,181	—	—	—	211	—	—	211
Issuance of common stock and accompanying warrants in underwritten public offering, net of issuance costs of $4,600	8,667,333	9	—	—	60,350	—	—	60,359
Issuance of preferred stock and accompanying warrants in underwritten public offering, net of issuance costs of $400	-	-	666	—	4,638	—	—	4,638
Conversion of preferred stock (1,000 to 1 conversion ratio)	666,000	—	(666)	—	-	—	—	—
Issuance of common stock at-the-market, net of issuance cost	180,787	—	—	—	799	—	—	799
Issuance of shares under Employee Stock Purchase Plan	27,386	—	—	—	161	—	—	161
Exercise of warrants	250	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	9,839	—	—	9,839
Other comprehensive gain	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(75,438)	(75,438)
Balance at December 31, 2019	43,367,801	$43	—	$—	$372,100	$24	$(292,983)	$79,184
Exercise of stock options	170,723	—	—	—	1,076	—	—	1,076
Vesting of restricted stock units	109,362	—	—	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	59,550	—	—	—	433	—	—	433
Issuance of common stock at-the-market, net of issuance costs of $411	2,201,810	2	—	—	11,917	—	—	11,919
Issuance of common stock and accompanying Pre-funded warrants at private placement, net of issuance costs of $401	10,312,500	11	—	—	70,742	—	—	70,753
Issuance of warrants related to entering into debt arrangement	—	—	—	—	302	—	—	302
Exercise of warrants	1,000	—	—	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	10,939	—	—	10,939
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(84,038)	(84,038)
Balance at December 31, 2020	56,222,746	$56	—	$—	$467,518	$-	$(377,021)	$90,553
Exercise of stock options	20,134	—	—	—	157	—	—	157
Vesting of restricted stock units	286,837	—	—	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	94,318	—	—	—	323	—	—	323
Issuance of common stock in underwritten public offering, net of issuance costs of $5,132	5,400,000	5	—	—	70,463	—	—	70,468
Stock-based compensation expense	—	—	—	—	10,354	—	—	10,354
Other comprehensive loss	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	(86,558)	(86,558)
Balance at December 31, 2021	62,024,035	$61	—	$—	$548,815	$(79)	$(463,579)	$85,218

See accompanying notes to consolidated financial statements

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Operating activities
Net loss	$(86,558)	$(84,038)	$(75,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,758	2,774	2,521
Amortization of right-of-use asset	260	261	201
Loss on disposal of fixed assets	—	—	(181)
Stock-based compensation expense	10,354	10,939	9,839
Change in fair value of warrant liability	(16,682)	375	—
Net amortization of premiums and discounts on marketable securities	224	(49)	(949)
Amortization of debt-discount and accretion of deferred debt costs	706	287	—
Changes in operating assets and liabilities:	—	—	—
Prepaid expenses and other current assets	(995)	309	(783)
Accounts receivable	7	19,993	(20,158)
Contract assets	(655)	(2,166)	—
Other long-term assets	(1,196)	(1,269)	—
Accounts payable	48	(1,057)	1,493
Accrued expenses	4,830	593	(3,576)
Deferred revenue	(11,905)	(6,292)	18,176
Proceeds for tenant improvement incentive from landlord	—	2,035	7,237
Operating lease asset and liabilities	(736)	(59)	1,365
Net cash used in operating activities	(99,540)	(57,364)	(60,253)
Investing activities
Purchases of property and equipment	(1,245)	(3,336)	(12,638)
Proceeds from the disposition of property and equipment	—	—	110
Purchases of marketable securities	(51,408)	—	(108,206)
Maturities of marketable securities	—	50,000	109,000
Net cash (used in) provided by investing activities	(52,653)	46,664	(11,734)
Financing activities
Payments on financing lease obligations	(265)	(241)	(205)
Proceeds from issuance of common stock through employee benefit plans	157	1,076	211
Proceeds from the issuance of common stock through employee stock purchase plan	323	433	161
Proceeds from the issuance of common stock through exercise of warrants	—	—	2
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	—	11,896	824
Proceeds from term loan, net of issuance costs	—	39,619	—
Proceeds from issuance of common stock and accompanying warrants and pre-funded warrants in private placement, net of issuance costs	—	90,377	—
Proceeds from issuance of common stock and warrants in public offerings, net of issuance costs	70,337	—	60,359
Proceeds from issuance of convertible preferred stock and accompanying warrants in public offering, net of issuance costs	—	—	4,638
Payment of issuance costs related to out of period offering	(41)	(207)	—
Net cash provided by financing activities	70,511	142,953	65,990
Net (decrease) increase in cash, cash equivalents and restricted cash	(81,682)	132,253	(5,997)
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	177,070	44,817	50,814
End of period	$95,388	$177,070	$44,817
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,191	$1,505	$72
Cash paid for tax	$—	$7	$29
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$26	$6	$1,565
Asset acquired under operating lease	$—	$—	$16,240
Assets acquired under financing lease	$—	$—	$1,059
Deferred debt financing costs incurred but unpaid as of period end	$24	$5	$58
Offering costs incurred but unpaid as of period end	$10	$298	$23

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

In January 2021, the Company issued and sold an aggregate of 5,400,000 shares of the Company’s common stock in an underwritten public offering at a public offering price of $14.00 per share, resulting in gross proceeds of $75.6 million before deducting underwriting discounts and commissions and other transaction expenses of approximately $5.1 million.

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

On December 4, 2020, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Orsenix, LLC (“Orsenix”), pursuant to which the Company acquired all of Orsenix’s assets related to a novel oral form of arsenic trioxide, which the Company refers to as SY-2101 (the “Product”). Under the terms of the Asset Purchase Agreement, the Company was required to pay to Orsenix an upfront fee of $12.0 million, which was paid with cash on hand upon the closing of the transaction. In addition the Company is required to pay single-digit million dollar milestone payments related to the development of the Product in indications other than APL; $6.0 million following the achievement of a regulatory milestone related to the development of the Product in APL; and up to $10.0 million upon the achievement of certain commercial milestones with respect to the Product.

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $86.6 million, $84.0 million and $75.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had an accumulated deficit of $463.6 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the Company’s board of directors before the date that the financial statements are issued.

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to alleviate its financing requirements include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:

•raise funding through the sale of the Company’s common or preferred stock;

•raise funding through debt financing; and

•establish collaborations with potential partners to advance the Company’s product pipeline.

Based on the Company’s current operating plan, its cash, cash equivalents and marketable securities of $143.4 million as of December 31, 2021 will allow the Company to meet its liquidity requirements into the first quarter of 2023. The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

If the Company is unable to raise capital when needed or on acceptable terms, or if it is unable to procure collaboration arrangements to advance its programs, the Company would be forced to discontinue some of its operations or develop and implement a plan to further extend payables, reduce overhead or scale back its current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, which include, but are not limited to, expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, warrant liability, stock-based compensation expense, accrued expenses, income taxes and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results may differ from those estimates or assumptions.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Property and Equipment

Property and equipment consists of laboratory equipment, computer equipment, furniture and fixtures and leasehold improvements, all of which are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs that do not improve or extend the lives of the respective assets are recorded to expense as incurred. Major betterments are capitalized as additions to property and equipment. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method.

Construction-in-progress is stated at cost, which relates to the cost of leasehold improvements not yet placed into service. No depreciation expense is recorded on construction-in-progress until such time as the relevant assets are completed and put into use.

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2021.

Other Long-Term Assets

As of December 31, 2021 and 2020, other long-term assets primarily consisted of advance payments made to the contract research organizations responsible for conducting the Company’s tamibarotene and SY-5609 clinical trials.

Revenue Recognition

To date the Company’s only revenue has consisted of collaboration and license revenue. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2021, the Company recognized approximately $23.5 million of revenue, $19.4 million of which was related to the Company’s collaboration with Global Blood Therapeutics, Inc. (“GBT”), and $4.1 million of which was related to the Company’s target discovery collaboration with Incyte Corporation (“Incyte”). For the year ended December 31, 2020 the Company recognized $15.1 million of revenue, $11.7 million of which was related to the Company’s collaboration with GBT, and $3.4 million of which was related to the Company’s target discovery collaboration with Incyte. For the year ended December 31, 2019, the Company recognized $2.0 million of revenue, all of which was attributable to the target discovery collaboration with Incyte.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Effective January 1, 2019, grants of restricted stock units and stock option awards to other service providers, referred to as non-employees, are measured based on the grant-date fair value of the award and expensed in the Company’s consolidated statement of operations over the vesting period. Through December 31, 2018, grants of restricted stock unit and stock option awards to non-employees were required to be recognized as expense in the consolidated statements of operations based on their vesting date fair values. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and, therefore, lacks Company-specific historical and implied volatility information. As a result, the Company estimates its expected stock volatility based on a combination of its historical volatility and that of a publicly traded set of peer companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Through December 31, 2018, the expected term of stock options granted to non-employees was equal to the contractual term of the option award. Effective January 1, 2019, the expected term of stock options to non-employees can be determined using either the contractual term of the option award or the “simplified” method. The Company elected to continue to use the contractual term in determining the expected term of the stock option. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

For stock-based awards that contain performance-based milestones, the Company records stock-based compensation expense in accordance with the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. For certain of the performance-based awards, notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. Compensation expense for such awards is recognized over the six-year vesting period unless management determines that the achievement of any performance-based milestones is probable, in which case expense is accelerated. Compensation expense related to these awards were all recognized as of December 31, 2020 as the performance-based milestones were achieved.

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

As of December 31, 2021 and 2020, 1,000,000 Pre-Funded Warrants to purchase common stock, issued in connection with the December 2020 private placement (refer to Note 11), were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2021	2020	2019
Stock options	6,657,268	5,468,605	4,618,421
Unvested restricted stock units	2,687,487	1,734,383	1,116,358
Warrants*	4,990,156	4,990,156	2,118,094
Total	14,334,911	12,193,144	7,852,873

* As of December 31, 2021 and 2020, this is comprised of 2,117,094 2019 Warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 11), 27,548 warrants to purchase common stock issued in connection with the execution and first draw of the Loan Agreement in February 2020 (refer to Note 7), 17,389 warrants to purchase common stock issued in connection with the second draw on the Loan Agreement in December 2020 (refer to Note 7), and 2,828,125 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 11). As of December 31, 2019, this was comprised solely of 2,118,094 2019 Warrants to purchase common stock issued in connection with the Company’s April 2019 financing.

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 62,534,978, 46,051,617 and 40,222,182 shares for the years ended December 31, 2021, 2020 and 2019, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. As a smaller reporting company, ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating this new standard and does not anticipate that it will have a material impact on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies the accounting for income taxes. The Company adopted ASU 2019-12 effective January 1, 2021, and the adoption of the new standard did not have a significant impact on the Company’s consolidated financial statements.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company granted to GBT an option (the “Option”) to obtain an exclusive, worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of the Company arising from the collaboration to develop, manufacture and commercialize any compounds or products resulting from the collaboration. GBT may exercise the Option at any time during the period (i) commencing on the earlier of (a) the date of GBT’s designation of the first product candidate to enter into investigational new drug application-enabling studies, or (b) if no such candidate is designated as of the expiration of the Research Term, the date of expiration of the Research Term, and (ii) ending on the 180th day after the date of expiration or earlier termination of the Research Term. GBT’s exercise of the Option will be subject to any required filings with the applicable antitrust authority as required by the antitrust laws and satisfaction of any applicable antitrust conditions.

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

At inception, the total transaction price was determined to be approximately $60.0 million, which consisted of a $20.0 million upfront non-refundable and non-creditable technology access fee and approximately $40.0 million in reimbursable costs for employee and external research and development expenses. The GBT Collaboration Agreement also provides for development and regulatory milestones which are only payable subsequent to the exercise of the Option, and therefore are excluded from transaction price at inception. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2021, the Company reduced the transaction price from the initial estimate of $60.0 million to $54.2 million. The reduction of the transaction price was driven by a lower actual cost reimbursement and 2022 reimbursable cost budget approved by the Company and GBT.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company had no account receivable balance as of December 31, 2021 and 2020. The Company had contract asset balances of $3.0 million and $2.3 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had deferred revenue related to the GBT Collaboration Agreement of $9.0 million, all of which was classified as deferred revenue, current portion on the Company’s consolidated balance sheet. As of December 31, 2020, the Company had deferred revenue of $16.7 million, of which $8.4 million and $8.3 million was classified as deferred revenue, current portion and deferred revenue, net of current portion, respectively, on the Company’s consolidated balance sheet. The Company recognized revenue under the GBT Collaboration Agreement of $19.4 million and $11.7 million, respectively, during the years ended December 31, 2021 and 2020.

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

During the years ended December 31, 2021, 2020 and 2019, the Company recognized $4.1 million, $3.4 million and $2.0 million of revenue, respectively, under the Incyte Collaboration Agreement. As of December 31, 2021, the Company has deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $1.3 million, all of which was classified as deferred revenue, current portion on the Company’s consolidated balance sheets.

The following table presents the changes in contract assets and liabilities for the year ended December 31, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at December 31, 2021
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$7	$10,931	$(10,938)	$—
Unbilled receivables from collaboration partners	2,324	11,410	(10,755)	2,979
Total accounts receivable and contract assets	$2,331	$22,341	$(21,693)	$2,979
Contract liabilities:
Deferred revenue - Incyte	$5,365	$—	$(4,097)	$1,268
Deferred revenue - GBT	16,721	174	(7,982)	8,913
Total contract liabilities	$22,086	$174	$(12,079)	$10,181

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Cash, cash equivalents and marketable securities, available-for-sale, consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

		Unrealized	Unrealized	Fair
December 31, 2021	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$92,302	$—	$—	$92,302
Marketable securities:
Corporate debt securities - due in one year or less	30,100	—	(12)	30,088
US Treasury obligation - due in one year or less	8,000	—	(21)	7,979
Corporate debt securities - due in more than one year to five years	9,085	—	(33)	9,052
US Treasury obligation - due in more than one year to five years	3,999	—	(13)	3,986
Total	$143,486	$—	$(79)	$143,407

		Unrealized	Unrealized	Fair
December 31, 2020	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$173,984	$—	$—	$173,984
Total	$173,984	$—	$—	$173,984

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the years ended December 31, 2021, 2020 and 2019, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

As of December 31, 2021, marketable securities with maturities of one year or less when purchased are presented in current assets and those with maturities of more than one year are presented in the noncurrent assets in the accompanying condensed consolidated balance sheet. There were no marketable securities held as of December 31, 2020.

As of December 31, 2021, the Company held eleven securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2021 was $30.1 million. There were no securities held by the Company in an unrealized loss position for more than twelve months as of December 31, 2021. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above marketable securities during the year ended December 31, 2021.  As a result, the Company determined it did not hold any marketable securities with an other than temporary impairment as of December 31, 2021.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$57,213	$57,213	$—	$—
Money market funds	35,089	35,089	—	—
Corporate debt securities - due in one year or less	30,088	—	30,088	—
US Treasury obligation - due in one year or less	7,979	7,979	—	—
US Treasury obligation - due in more than one year to five years	3,986	3,986	—	—
Corporate debt securities - due in more than one year to five years	9,052	—	9,052	—
Total	$143,407	$104,267	$39,140	$—
Liabilities:
Warrant liability	$3,029	$—	$—	$3,029
Total	$3,029	$—	$—	$3,029

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$47,579	$47,579	$—	$—
Money market funds	126,405	126,405	—	—
Total	$173,984	$173,984	$—	$—
Liabilities:
Warrant liability	$19,711	$—	$—	$19,711
Total	$19,711	$—	$—	$19,711

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	December 31, 2021	December 31, 2020
Stock price	$3.26	$10.85
Risk-free interest rate	1.11%	0.35%
Dividend yield	—	—
Expected life (in years)	3.94	4.94
Expected volatility	81.14%	82.66%

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 Warrant liability for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Fair value of warrant liability as of beginning of year	$19,711	$19,336
Change in fair value	(16,682)	375
Fair value of warrant liability as of end of year	$3,029	$19,711

6. Restricted Cash

As of December 31, 2021, the Company had $3.1 million in restricted cash, which was classified as long-term on the Company’s consolidated balance sheets. The restricted cash pertained to the $3.1 million letter of credit issued by the Company in connection with the 2019 Lease (See Note 10). The letter of credit will expire 95 days after expiration or early termination of the 2019 Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows as of December 31, 2021, 2020, 2019 and 2018 (in thousands):

	December 31,
	2021	2020	2019	2018
Cash and cash equivalents	$92,302	$173,984	$41,441	$49,886
Restricted cash, current portion	—	—	290	638
Restricted cash, net of current portion	3,086	3,086	3,086	290
Total cash, cash equivalents and restricted cash	$95,388	$177,070	$44,817	$50,814

7. Oxford Finance Loan Agreement

On February 12, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (the “Lender”). Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to the Company. A $20.0 million term loan (first tranche) was funded on February 12, 2020, and another $20.0 million term loan (second tranche) was funded on December 23, 2020. As of December 31, 2021, the final $20.0 million tranche remained available under the Loan Agreement, at the sole discretion of the Lender.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company has the following minimum aggregate future loan payments as of December 31, 2021 (in thousands):

Year ending December 31, 2022	$—
Year ending December 31, 2023	16,666
Year ending December 31, 2024	20,000
Year ending December 31, 2025	3,334
Total minimum payments	$40,000
Less unamortized debt discount	(459)
Plus accumulated accretion of final fees	716
Less current portion	—
Long-term debt, net of current portion	$40,257

For the year ended December 31, 2021, interest expense related to the Loan Agreement was approximately $3.9 million. The total carrying value of debt is classified as long-term on the Company’s consolidated balance sheets as of December 31, 2021. The carrying value of the outstanding debt facility approximates its fair value, considering that it bears interest that is similar to prevailing market rates. The debt facility fair value is determined based on the Level 2 fair value hierarchy.

8. Property and Equipment

Property and Equipment consist of the following as of December 31, 2021 and 2020 (in thousands):

	Estimated useful life
	(in years)	December 31, 2021	December 31, 2020
Construction-in-process	-	$—	$6
Laboratory equipment	5	7,989	7,028
Computer equipment	3	1,979	1,841
Furniture and fixtures	4	1,075	897
Leasehold improvements	*	11,657	11,657
		$22,700	$21,429
Less: Accumulated depreciation		(9,856)	(7,216)
Total property and equipment, net		$12,844	$14,213
*

Leasehold improvements are depreciated over the shorter of the life of the asset and the term of the lease at 8.2 years and 9.3 years as of December 31, 2021 and 2020, respectively. The Company moved into its corporate headquarters in November 2019 and the 2019 Lease term ends in February 2030.

Depreciation expense, including depreciation expense for two immaterial capital leases, for the years ended December 31, 2021, 2020 and 2019 was $2.8 million, $2.8 million and $2.5 million, respectively.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
External research and preclinical development	$8,274	$4,702
Employee compensation and benefits	6,344	5,715
Professional fees	953	602
Facilities and other	53	65
Accrued expenses	$15,624	$11,084

10. Commitments and Contingencies

Operating Leases

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

The Company determined that, for purposes of applying ASC 842, the commencement date of the 2019 Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the 2019 Lease starting at the lease commencement date on a straight-line basis. On the Company’s consolidated balance sheets, the Company classified $1.7 million and $1.4 million of the lease liability as short-term and $22.9 million and $24.6 million of the lease liability as long-term as of December 31, 2021 and 2020, respectively.

The Company elected the practical expedient provided under ASC 842 and therefore has combined all lease and non-lease components when determining the right-of-use asset and lease liability for the 2019 Lease.

Financing Lease

In 2019, the Company entered into equipment lease agreements that have a 48-month term. At the end of the term of these leases, the Company has the right to return the leased equipment, extend the leases, or buy the equipment at the then-current fair market value of the equipment. The Company accounted for these equipment lease agreements as financing leases under ASC 842 and recorded an aggregate financing lease right-of-use assets and a corresponding financing lease liabilities of approximately $1.0 million at the time of executing these leases.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of December 31, 2021 (in thousands):

	Operating	Financing
Year ending December 31, 2022	$3,935	$313
Year ending December 31, 2023	4,049	66
Year ending December 31, 2024	4,166	—
Year ending December 31, 2025	4,287	—
Year ending December 31, 2026 and beyond	19,256	—
Total minimum lease payments	35,693	379
Less imputed interest	(11,115)	(23)
Total lease liability	$24,578	$356

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of December 31, 2021 (in thousands):

Year Ended December 31, 2021
Lease cost:
Operating lease cost	$2,958
Financing lease cost:
Amortization of right-of-use asset	$260
Interest on lease liabilities	48
Total financing lease cost	$308
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$3,823
Operating cash flows from financing lease	$312

Other information:	Year Ended December 31, 2021
Weighted-average remaining lease term (in years) - operating lease	8.17
Weighted-average discount rate - operating lease	9.30
Weighted-average remaining lease term (in years) - financing lease	1.26
Weighted-average discount rate - financing lease	9.47

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred fees of $0.6 million and $0.9 million under this supply management agreement during the years ended December 31, 2021 and 2020, respectively. No payments were made under the supply management agreement during the year ended December 31, 2019.

Litigation

The Company is not party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2021 or December 31, 2020.

11. Stockholders’ equity

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

In the event of certain fundamental transactions involving the Company, the holders of Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the Warrants as liabilities, while the Pre-Funded Warrants met the permanent equity criteria classification. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the Warrants at issuance was $19.3 million, determined using the Black-Scholes valuation model. The Company remeasured the Warrant’s fair value at December 31, 2021 and 2020 as $3.0 million and $19.7 million, respectively. The change in fair value of $16.7 million (loss) and $0.4 million (gain) was recorded in our statement of operations for the years ended December 31, 2021 and 2020, respectively.

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

In November 2019, all 666 shares of Series A Preferred Stock were converted to 666,000 shares of common stock. As of December 31, 2021, there were no shares of our Series A Preferred Stock outstanding.

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

As of December 31, 2021, 2019 Warrants to purchase 2,117,094 shares of common stock are outstanding and remain unexercised.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2016 Plan was increased by 1,600,000 shares. At December 31, 2021, 2,238,206 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2021, the number of shares reserved for issuance under the 2016 ESPP was increased by 562,227 shares. At December 31, 2021, 2,237,065 shares remained available for future issuance under the 2016 ESPP.

Inducement Grants

During the year ended December 31, 2021, the Company granted non-statutory stock options to purchase an aggregate of 1,110,000 shares of the Company’s common stock. These stock options were granted outside of the 2016 Plan as an inducement material to the applicable employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employee’s employment commencement date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates.

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

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During each of the years ended December 31, 2020 and 2019, the Company recorded additional stock-based compensation expense of $0.4 million related to the acceleration of vesting of certain stock options associated with the initiation of the Phase 3 clinical trial of tamibarotene at the end of 2020 and the entry into the GBT Collaboration Agreement in December 2019, respectively.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2020, there was no unrecognized expense related to the performance-based stock options granted to management. The Company did not grant any performance-based stock option to management during the year ended December 31, 2021.

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of December 31, 2021, none of these performance-based criteria had been achieved. As of December 31, 2021, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 4.7 years.

A summary of the status of stock options as of December 31, 2021 and December 31, 2020 and changes during the year ended December 31, 2021 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2020	5,468,605	$8.90	7.2	$13,124
Granted	2,417,600	7.69
Exercised	(20,134)	7.77
Cancelled	(1,208,803)	10.00
Outstanding at December 31, 2021	6,657,268	$8.27	7.2	$494
Exercisable at December 31, 2021	3,736,652	$8.86	5.8	$494

The intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.8 million and $0.2 million, respectively.

As of December 31, 2021, there was $12.8 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 2.97 years.

Cash received from option exercises during the years ended December 31, 2021, 2020, and 2019 was $0.2 million, $1.1 million, and $0.2 million, respectively.

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

A summary of the status of restricted stock units as of December 31, 2020 and December 31, 2021 and changes during the year ended December 31, 2021 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	1,734,383	$7.40
Granted	1,747,554	6.31
Vested	(286,837)	7.70
Forfeited	(507,613)	8.15
Outstanding at December 31, 2021	2,687,487	$6.52

As of December 31, 2021, there was $12.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.07 years.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Weighted-average risk-free interest rate	0.99%	1.28%	2.42%
Expected dividend yield	—%	—%	—%
Expected option term (in years)	6.03	5.99	6.00
Volatility	81.56%	78.27%	91.35%

The weighted‑average grant date fair value per share of options granted in the years ended December 31, 2021, 2020 and 2019 was $5.33, $5.30 and $5.05, respectively.

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s statements of operations:

	Year Ended December 31,
	2021	2020	2019
Research and development	$5,706	$4,732	$3,472
General and administrative	4,648	6,207	6,367
Total stock-based compensation expense	$10,354	$10,939	$9,839

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

13. Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax provision for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Current	$1	$4	$28
Deferred	—	—	—
Total	$1	$4	$28

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2021, 2020 and 2019:

	Year ended
	December 31,
	2021	2020	2019
Federal income tax computed at federal statutory tax rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	7.26	6.12	6.56
Permanent items	3.60	(0.68)	(0.89)
Federal and state research and development credits	5.79	3.89	4.79
Rate change	—	—	—
Other	(1.41)	(0.88)	(0.77)
Change in valuation allowance	(36.24)	(29.45)	(30.73)
Effective income tax rate	—%	—%	(0.04)%

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2021 and 2020 (in thousands):

	Year ended
	December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$109,166	$80,658
Tax credit carryforwards	22,446	17,442
Intangible assets	3,000	3,219
Stock-based compensation	5,700	5,117
Deferred revenue	2,810	6,034
Capital lease	6,812	7,284
Other	2,395	1,725
Total deferred tax assets	152,329	121,479
Less valuation allowance	(146,285)	(114,946)
Net deferred tax assets	6,044	6,533
Deferred tax liabilities:
Right-of-use asset	3,946	4,215
Fixed assets	2,098	2,318
Total deferred tax liabilities	6,044	6,533
Net deferred taxes	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2021 and 2020, respectively because the Company's management has determined that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $31.3 million in 2021 and $24.7 million in 2020 primarily relates to the net loss incurred by the Company.

As of December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $398.9 million and state net operating loss carryforwards of $401.9 million which are available to reduce future taxable income. The Company also had federal tax credits of approximately $19.7 million and state tax credits of $3.5 million which may be used to offset future tax liabilities. Net operating losses generated before 2018 of approximately $135.7 million will expire at various dates through 2037, and net operating loss carryforward of approximately $263.2 million, which were generated after 2017 have an indefinite carryforward period. Federal tax credits will expire at various dates through 2041. State net operating losses will expire at various dates through 2041. State tax credits will expire at various dates through 2036. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not determined whether an ownership change has occurred and as such, the Company's NOLs may be limited.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2021 and 2020 the Company had no unrecognized tax benefits or accrued interest or penalties related to unrecognized tax benefits. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company completed a study to document its qualifying research credits for all years ending before December 31, 2018. For the years ending after December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2021. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The federal and state income tax returns are generally subject to examinations for the tax years ended December 31, 2018 through December 31, 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. There are currently no federal or state audits in process.

14. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or post-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The Company instituted effective September 1, 2017 an employer match of 100% of the amount the employees contribute to the 401(k) plan for each payroll period up to the first 1% of plan compensation plus 50% of the amount the employees contribute between 1% and 6% of plan compensation. During the year ending December 31, 2021, the Company revised its employer match to 100% of the amount the employees contribute to the 401(k) plan for each payroll period up to the first 2% of plan compensation plus 50% of the amount the employees contribute between 2% and 6% of plan compensation. For the years ended December 31, 2021, 2020, and 2019 the Company contributed $0.8 million, $0.5 million and $0.5 million respectively, to the 401(k) plan.

15. Subsequent Events

On January 25, 2022, the Board of Directors adopted a 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 1,000,000 shares of common stock. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).

On March 7, 2022, the Company entered into a Master Collaboration Agreement and a project schedule (collectively, the “Agreement”), with Qiagen Manchester Limited (“Qiagen”). Pursuant to the Agreement, Qiagen has agreed to develop and commercialize an assay as a companion diagnostic test to determine the expression level of the Company’s proprietary RARA biomarker for use with tamibarotene, a selective retinoic acid receptor alpha, or RARα, agonist, in newly diagnosed higher-risk MDS patients. Subject to the terms of the Agreement and upon achievement of specified technical and development milestones, the Company is obligated to pay Qiagen an amount up to a high single-digit million-dollar payment over the term of the initial project schedule. In addition, the Company will reimburse Qiagen for certain pass-through costs. Qiagen will retain all proceeds from the commercialization of the companion diagnostic test. Syros has no financial obligations to Qiagen under the Agreement on the commercialization of tamibarotene. The initial term of the Agreement expires on the later to occur of (i) the fifth anniversary of the Agreement and (ii) the expiration or termination of all project schedules executed under the Agreement.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 99 of this Annual Report, which is incorporated into this Item by reference.

(b)	Exhibits

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Organizational Documents and Documents Related to Common Stock
2.1	Asset Purchase Agreement, dated December 4, 2020, by and between the Registrant and Orsenix, LLC	8-K	12/7/20	2.1
3.1	Restated Certificate of Incorporation of the Registrant, including the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant	10-Q	5/1/19	3.1
3.2	Second Amended and Restated Bylaws of the Registrant	10-Q	8/5/21	3.2
4.1	Description of Securities Registered under Section 12 of the Exchange Act				X
4.2	Form of Common Stock Certificate	S-1^	6/3/16	4.1
4.3	Form of Class A Warrant	8-K	4/8/19	4.1
4.4	Form of Series A Convertible Preferred Stock Certificate	8-K	4/8/19	4.2
4.5	Form of Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	12/7/20	4.1
4.6	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	12/7/20	4.2
4.7	Sales Agreement dated, June 12, 2020 by and between the Registrant and Cowen and Company, LLC	S-3^^	6/12/20	1.2
4.8	Securities Purchase Agreement, dated December 4, 2020, by and among the Registrant and the persons party thereto	8-K	12/7/20	10.1
4.9	Registration Rights Agreement, dated December 4, 2020, by and among the Registrant and the persons party thereto	8-K	12/7/20	10.2

Equity Plan Documents
10.1*	2012 Equity Incentive Plan, as amended	S-1^	6/3/16	10.1
10.2*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.2
10.3*	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.3
10.4*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.4
10.5*	2016 Stock Incentive Plan	S-1^	6/3/16	10.5
10.6*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.6
10.7*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.7
10.8*	Form of Restricted Stock Unit Agreement under 2016 Stock Incentive Plan	10-K	3/7/19	10.8
10.9*	2016 Employee Stock Purchase Plan	S-1^	6/3/16	10.8
10.10*	2022 Inducement Stock Incentive Plan				X
10.11*	Form of Nonstatutory Stock Option Agreement under 2022 Inducement Stock Incentive Plan				X
10.12*	Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan				X
Agreements with Directors and Executive Officers
10.13*	Offer Letter, dated November 13, 2012 and effective as of July 2, 2012 by and between the Registrant and Nancy Simonian, M.D., as amended	S-1^	6/3/16	10.9
10.14*	Consulting Agreement dated August 8, 2012 by and between the Registrant and Richard A. Young, Ph.D., as amended	10-Q	11/12/19	10.1
10.15*	Form of Director and Officer Indemnification Agreement by and between the Registrant and each of the directors and executive officers of the Registrant	S-1^	6/3/16	10.12
10.16*	Offer Letter dated September 10, 2021 by and between the Registrant and Conley Chee	10-Q	11/5/21	10.2

10.17*	Offer Letter dated September 8, 2021 by and between the Registrant and Jason Haas	8-K	10/13/21	10.1
10.18*	Form of Nonstatutory Stock Option Agreement for Inducement Awards to Executive Officers	8/K	10/13/21	10.2

License and Collaboration Agreements
10.19+	Amended and Restated Cancer License Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	10-K	3/7/19	10.16
10.20++	Amendment No. 1 to Amended and Restated Cancer License Agreement, dated January 8, 2021, by and between the Registrant and TMRC Co., Ltd.	10-Q	5/6/21	10.1
10.21+	Supply Management Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	S-1^	6/3/16	10.18
10.22	Consent and Stand-by License Agreement dated April 28, 2016 by and among the Registrant, Toko Pharmaceutical Ind. Co., Ltd. and TMRC Co., Ltd.	S-1^	6/3/16	10.19
10.23+	Target Discovery, Research Collaboration and Option Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation	10-K	3/12/18	10.22
10.24++	Letter Agreement dated November 18, 2019 by and between the Registrant and Incyte Corporation	10-K	3/5/20	10.21
10.25++	License and Collaboration Agreement dated December 17, 2019 by and between the Registrant and Global Blood Therapeutics, Inc.	10-K	3/5/20	10.22

Leases and Loan Documents
10.26	Lease dated January 8, 2019 by and between the Registrant and DIV 35 CPD, LLC	8-K	1/11/19	10.1
10.27	Loan and Security Agreement dated February 12, 2020 by and between the Registrant and Oxford Finance LLC, as collateral agent and lender	8-K	2/13/20	1.1

Subsidiaries, Consents and Certifications
21.1	Subsidiaries of the Registrant	10-K	3/7/19	21.1
23.1	Consent of Ernst & Young LLP, independent public accounting firm				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1#	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

XBRL Documents
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan.
+	Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.
++	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^	SEC File No. 333-211818
^^	SEC File No. 333-239141
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

SYROS PHARMACEUTICALS, INC.

Date: March 15, 2022	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy Simonian, M.D.	President, Chief Executive Officer and Director	March 15, 2022
Nancy Simonian, M.D.	(Principal Executive Officer)

/s/ Jason Haas	Chief Financial Officer	March 15, 2022
Jason Haas	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Wirth	Chair of the Board of Directors	March 15, 2022
Peter Wirth

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 15, 2022
Srinivas Akkaraju, M.D., Ph.D.

/s/ Mark J. Alles	Director	March 15, 2022
Mark J. Alles

/s/ Deborah Dunsire, M.D.	Director	March 15, 2022
Deborah Dunsire, M.D.

/s/ S. Gail Eckhardt, M.D.	Director	March 15, 2022
S. Gail Eckhardt, M.D.

/s/ Marsha H. Fanucci	Director	March 15, 2022
Marsha H. Fanucci

/s/ Amir Nashat, Ph.D.	Director	March 15, 2022
Amir Nashat, Ph.D.

/s/ Phillip A. Sharp, Ph.D.	Director	March 15, 2022
Phillip A. Sharp, Ph.D.

/s/ Richard A. Young, Ph.D.	Director	March 15, 2022
Richard A. Young, Ph.D.