Form 10-Q
period 2022-03-31
Syros Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on May 12, 2022: 62,819,046

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

•	our planned clinical trials for our product candidates, whether conducted by us or by any collaborators, including the timing of these trials and of the anticipated results;
•	our ability to discover and develop compounds suitable for clinical development and the timing for designation of future development candidates;
•	our ability to replicate in any clinical trial of one of our product candidates the results we observed in preclinical or earlier clinical studies of such product candidate;
•	our plans to research, develop, seek approval for, manufacture and commercialize our current and future product candidates;
•	our plans to develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with our products and product candidates;
•	our expectations regarding the potential benefits of our gene control platform and our approach;
•

our ability to enter into, and the terms and timing of, any collaborations, license agreements, or other arrangements, including our ability to enter into a non-dilutive financing arrangement to support the advancement of SY-2101 into Phase 3 clinical development;

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

We have included important factors in the cautionary statements included in this Quarterly Report, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. In particular, the extent to which the COVID-19 pandemic continues to impact our operations and those of the third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic, additional or modified government actions, and the actions that may be required to contain the coronavirus or treat its impact. COVID-19 has and may continue to adversely impact our operations and workforce, including our discovery research, supply chain and clinical trial operations activities, which in turn could have an adverse impact on our business and financial results.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$69,575	$92,302
Marketable securities	40,686	38,067
Contract assets	3,182	2,979
Prepaid expenses and other current assets	3,034	3,237
Total current assets	116,477	136,585
Property and equipment, net	12,554	12,844
Marketable securities - noncurrent	2,638	13,038
Other long-term assets	3,155	2,941
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	13,900	14,104
Right-of-use assets – financing leases	271	337
Total assets	$152,081	$182,935
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,841	$3,692
Accrued expenses	13,249	15,624
Deferred revenue	7,773	10,181
Financing lease obligations, current portion	274	291
Operating lease obligation, current portion	1,789	1,720
Debt, current portion	1,667	—
Total current liabilities	27,593	31,508
Financing lease obligations, net of current portion	12	65
Operating lease obligation, net of current portion	22,378	22,858
Warrant liability	581	3,029
Debt, net of debt discount, long term	38,775	40,257
Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 62,801,296 and 62,024,035 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	61	61
Additional paid-in capital	551,679	548,815
Accumulated other comprehensive loss	(273)	(79)
Accumulated deficit	(488,725)	(463,579)
Total stockholders' equity	62,742	85,218
Total liabilities and stockholders' equity	$152,081	$182,935

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$5,467	$4,827
Operating expenses:
Research and development	25,171	20,029
General and administrative	6,949	5,739
Total operating expenses	32,120	25,768
Loss from operations	(26,653)	(20,941)
Interest income	35	10
Interest expense	(976)	(967)
Change in fair value of warrant liability	2,448	7,670
Net loss applicable to common stockholders	$(25,146)	$(14,228)
Net loss per share applicable to common stockholders - basic and diluted	$(0.40)	$(0.23)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	63,061,423	61,379,641

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(25,146)	$(14,228)
Other comprehensive loss:
Unrealized holding loss on marketable securities	(194)	—
Comprehensive loss	$(25,340)	$(14,228)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended March 31, 2022 and 2021

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	56,222,746	$56	$467,518	$—	$(377,021)	$90,553
Exercise of stock options	20,134	—	157	—	—	157
Vesting of restricted stock units	206,762	—	—	—	—	—
Stock-based compensation expense	—	—	2,930	—	—	2,930
Issuance of common stock at-the-market, net of issuance costs of $5,132	5,400,000	5	70,463	—	—	70,468
Net loss	—	—	—	—	(14,228)	(14,228)
Balance at March 31, 2021	61,849,642	$61	$541,068	$—	$(391,249)	$149,880

Balance at December 31, 2021	62,024,035	$61	$548,815	$(79)	$(463,579)	$85,218
Exercise of stock options	37,700	—	1	—	—	1
Vesting of restricted stock units	739,561	—	—	—	—	—
Stock-based compensation expense	—	—	2,863	—	—	2,863
Other comprehensive loss	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	(25,146)	(25,146)
Balance at March 31, 2022	62,801,296	$61	$551,679	$(273)	$(488,725)	$62,742

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net loss	$(25,146)	$(14,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	681	666
Amortization of right-of-use asset	66	65
Stock-based compensation expense	2,863	2,930
Change in fair value of warrant liability	(2,448)	(7,670)
Net amortization of premiums and discounts on marketable securities	76	—
Amortization of debt-discount and accretion of deferred debt costs	185	167
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	203	329
Accounts receivable	—	7
Contract assets	(203)	(298)
Other long-term assets	(338)	(27)
Accounts payable	(969)	63
Accrued expenses	(2,372)	(1,680)
Deferred revenue	(2,408)	(2,134)
Operating lease asset and liabilities	(207)	(180)
Net cash used in operating activities	(30,017)	(21,990)
Investing activities
Purchases of property and equipment	(128)	(262)
Maturities of marketable securities	7,511	—
Net cash (used in) provided by investing activities	7,383	(262)
Financing activities
Payments on financing lease obligations	(70)	(64)
Proceeds from issuance of common stock through employee benefit plans	—	157
Proceeds from the issuance of common stock through exercise of option	1	—
Proceeds from issuance of common stock and warrants in public offerings, net of issuance costs	—	70,353
Payment of issuance costs related to out of period offering	(24)	(36)
Net cash (used in) provided by financing activities	(93)	70,410
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,727)	48,158
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	95,388	177,070
End of period	$72,661	$225,228
Supplemental disclosure of cash flow information:
Cash paid for interest	$783	$789
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$165	$—
Offering costs incurred but unpaid as of period end	$10	$26

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

The Company has incurred significant net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $86.6 million, $84.0 million and $75.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of March 31, 2022, the Company had an accumulated deficit of $488.7 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.

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

Based on its current operating plan, the Company’s management believes that its cash, cash equivalents and marketable securities of $112.9 million as of March 31, 2022 will allow the Company to meet its liquidity requirements into the second quarter of 2023. The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2022, the results of its operations, statements of cash flows and statements of stockholders’ equity for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is its chief executive officer. The Company and the chief operating decision maker view the Company's operations and manage its business in one operating segment. The Company operates only in the United States.

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

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through March 31, 2022.

Other Long-Term Assets

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

In certain circumstances, the Company is required to make non-refundable advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the non-refundable advance payments are deferred and capitalized, even when there is no alternative future use for the research and development, until related goods or services are provided.

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

As of March 31, 2022, 1,000,000 Pre-Funded Warrants to purchase common stock, issued in connection with the December 2020 private placement (refer to Note 10) were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Stock options	7,527,152	6,504,401
Unvested restricted stock units	4,539,729	2,070,150
Warrants*	4,990,156	4,990,156
Total	17,057,037	13,564,707

* As of March 31, 2022 and 2021, this is comprised of 2,117,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10), 27,548 warrants to purchase common stock issued in connection with the execution of the Company’s loan agreement in February 2020 (refer to Note 7), 17,389 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 7), and 2,828,125 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 10).

Recent Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company has adopted on a modified retrospective basis the new standard effective January 1, 2022, and it did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

During the three months ended March 31, 2022, there was no change in the total transaction price, which remained at approximately $54.2 million.

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

During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $5.1 million and $4.0 million, respectively, under the GBT Collaboration Agreement.  As of March 31, 2022, the Company had deferred revenue outstanding under the GBT Collaboration Agreement of approximately $6.9 million, all of which is classified as deferred revenue, current portion on the Company’s condensed consolidated balance sheets.

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

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of March 31, 2022, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment. This additional consideration is recognized on a percent complete basis as work is performed.

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

During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $0.4 million and $0.8 million, respectively, under the Incyte Collaboration Agreement.  As of March 31, 2022, the Company had deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $0.8 million, all of which is classified as deferred revenue, current portion on the Company’s condensed consolidated balance sheets.

The following table presents the changes in accounts receivable, contract assets and liabilities for the three months ended March 31, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at March 31, 2022
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$—	$2,857	$(2,857)	$—
Unbilled receivables from collaboration partners	2,979	3,181	(2,978)	3,182
Total accounts receivable and contract assets	$2,979	$6,038	$(5,835)	$3,182
Contract liabilities:
Deferred revenue - Incyte	$1,268	$—	$(421)	$847
Deferred revenue - GBT	8,913	—	(1,987)	6,926
Total contract liabilities	$10,181	$—	$(2,408)	$7,773

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

Cash, cash equivalents and marketable securities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

		Unrealized	Unrealized	Fair
March 31, 2022	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$69,575	$—	$—	$69,575
Marketable securities:
Corporate debt securities - due in one year or less	28,915	—	(111)	28,804
US Treasury obligation - due in one year or less	12,000	—	(118)	11,882
Corporate debt securities - due in more than one year to five years	2,682	—	(44)	2,638
Total	$113,172	$—	$(273)	$112,899

		Unrealized	Unrealized	Fair
December 31, 2021	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$92,302	$—	$—	$92,302
Marketable securities:
Corporate debt securities - due in one year or less	30,100	—	(12)	30,088
US Treasury obligation - due in one year or less	8,000	—	(21)	7,979
Corporate debt securities - due in more than one year to five years	9,085	—	(33)	9,052
US Treasury obligation - due in more than one year to five years	3,999	—	(13)	3,986
Total	$143,486	$—	$(79)	$143,407

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2022 and 2021, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of March 31, 2022, marketable securities with maturities of one year or less when purchased are presented in current assets and those with maturities of more than one year are presented in the noncurrent assets in the accompanying condensed consolidated balance sheet.

At March 31, 2022, the Company held ten securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2022 was $27.4 million. There were no securities held by the Company in an unrealized loss position for more than twelve months as of March 31, 2022. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above marketable securities. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of March 31, 2022.

5. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$59,769	$59,769	—	$—
Money market funds	9,806	9,806	—	—
Corporate debt securities - due in one year or less	28,804	—	28,804	—
US Treasury obligation - due in one year or less	11,882	11,882	—	—
Corporate debt securities - due in more than one year to five years	2,638	—	2,638	—
Total	$112,899	$81,457	$31,442	$—
Liabilities:
Warrant liability	$581	$—	$—	$581
Total	$581	$—	$—	$581

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$57,213	$57,213	$—	$—
Money market funds	35,089	35,089	—	—
Corporate debt securities - due in one year or less	30,088	—	30,088	—
US Treasury obligation - due in one year or less	7,979	7,979	—	—
US Treasury obligation - due in more than one year to five years	3,986	3,986	—	—
Corporate debt securities - due in more than one year to five years	9,052	—	9,052	—
Total	$143,407	$104,267	$39,140	$—
Liabilities:
Warrant liability	$3,029	$—	$—	$3,029
Total	$3,029	$—	$—	$3,029

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Warrants is as follows:

	March 31, 2022	December 31, 2021
Stock price	$1.19	$3.26
Risk-free interest rate	2.44%	1.11%
Dividend yield	—	—
Expected life (in years)	3.69	3.94
Expected volatility	85.49%	81.14%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 Warrant liability for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Fair value of warrant liability as of beginning of the period	$3,029	$19,711
Change in fair value	(2,448)	(16,682)
Fair value of warrant liability as of end of the period	$581	$3,029

6. Restricted Cash

At March 31, 2022 and December 31, 2021, the Company had $3.1 million in restricted cash, which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the HQ Lease (See Note 9).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$69,575	$92,302
Restricted cash, net of current portion	3,086	3,086
Total cash, cash equivalents and restricted cash	$72,661	$95,388

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

The Company has the following minimum aggregate future loan payments as of March 31, 2022 (in thousands):

Nine months ending December 31, 2022	$—
Year ending December 31, 2023	16,666
Year ending December 31, 2024	20,000
Year ending December 31, 2025	3,334
Total minimum payments	$40,000
Less unamortized debt discount	(410)
Plus accumulated accretion of final fees	852
Total carrying value of debt	40,442
Less current portion	(1,667)
Long-term debt, net of current portion	$38,775

For the three months ended March 31, 2022 and 2021, interest expense related to the Loan Agreement was approximately $1.0 million and $0.9 million, respectively. For the three months ended March 31, 2022, the current portion of debt is $1.7 million and the long-term portion of debt is $38.8 million as classified on the Company’s condensed consolidated balance sheets as of March 31, 2022.

8. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
External research and preclinical development	8,521	$8,274
Employee compensation and benefits	3,180	6,344
Professional fees	1,495	953
Facilities and other	53	53
Accrued expenses	$13,249	$15,624

9. Commitments and Contingencies

Operating Lease

On January 8, 2019, the Company entered into a lease (the “HQ Lease”) with respect to approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term commencing in January 2019 and ending in February 2030. The Company has the option to extend the lease term for one additional ten-year period. The HQ Lease has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the HQ Lease, including any rent-free periods.

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 6).The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the HQ Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the HQ Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $1.8 million of the lease liability as short-term and $22.4 million of the lease liability as long-term as of March 31, 2022.

The Company elected the practical expedient provided under ASC 842 and therefore combined all lease and non-lease components when determining the right-of-use asset and lease liability for the HQ Lease.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of March 31, 2022 (in thousands):

	Operating	Financing
Nine months ending December 31, 2022	$2,956	$234
Year ending December 31, 2023	4,049	66
Year ending December 31, 2024	4,166	—
Year ending December 31, 2025	4,287	—
Year ending December 31, 2026 and beyond	19,256	—
Total minimum lease payments	34,714	300
Less imputed interest	(10,547)	(14)
Total lease liability	$24,167	$286

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of March 31, 2022 (in thousands):

Three Months Ended March 31, 2022
Lease cost:
Operating lease cost	$772
Financing lease cost:
Amortization of right-of-use asset	$66
Interest on lease liabilities	7
Total financing lease cost	$73
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$979
Operating cash flows from financing lease	$78

Other information:	Three Months Ended March 31, 2022
Weighted-average remaining lease term (in years) - operating lease	7.92
Weighted-average discount rate - operating lease	9.30%
Weighted-average remaining lease term (in years) - financing lease	1.07
Weighted-average discount rate - financing lease	9.47%

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company did not incur any fees under this supply management agreement during the three months ended March 31, 2022 and 2021.

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

In the event of certain fundamental transactions involving the Company, the holders of Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the Warrants as liabilities, while the Pre-Funded Warrants met the permanent equity criteria classification. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the Warrants at issuance was $19.3 million, determined using the Black-Scholes valuation model. The Company remeasured the Warrants’ fair value at March 31, 2022 and December 31, 2021 as $0.6 million and $3.0 million, respectively. The change in fair value of $2.4 million was recorded in the condensed statement of operations for the three months ended March 31, 2022.

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

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 666,000 shares of common stock. As of March 31, 2022, there were no shares of Series A Preferred Stock outstanding.

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

As of March 31, 2022, the 2019 Warrants to purchase 2,117,094 shares of common stock are outstanding and remain unexercised.

11. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2022, the number of shares reserved for issuance under the 2016 Plan was increased by 1,600,000 shares. At March 31, 2022, 428,219 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2022, the number of shares reserved for issuance under the 2016 ESPP was increased by 620,241 shares. At March 31, 2022, 2,857,306 shares remained available for future issuance under the 2016 ESPP.

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

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 1,000,000 shares of common stock. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).

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

The Company has granted certain stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones for the Company’s product candidates and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. As of December 31, 2020, all performance-based milestones related to these stock options were achieved. The Company did not record any additional stock-based compensation expense related to the achievement of performance-based milestones during the three months ended March 31, 2022 and 2021

The Company has granted options to purchase 75,000 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of March 31, 2022, none of these performance-based criteria had been achieved. As of March 31, 2022, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 4.5 years.

A summary of the status of stock options as of December 31, 2021 and March 31, 2022 and changes during the three months ended March 31, 2022 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2021	6,657,268	$8.27	7.2	$494
Granted	951,300	1.59
Exercised	(37,700)	0.04
Cancelled	(43,716)	9.93
Outstanding at March 31, 2022	7,527,152	$7.45	6.9	$26
Exercisable at March 31, 2022	4,081,501	$9.01	5.4	$26

The intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

As of March 31, 2022, there was $12.1 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 3.1 years.

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

A summary of the status of restricted stock units as of December 31, 2021 and March 31, 2022 and changes during the three months ended March 31, 2022 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2021	2,687,487	$6.52
Granted	2,768,128	1.58
Vested	(739,561)	7.32
Forfeited	(176,325)	6.76
Outstanding at March 31, 2022	4,539,729	$3.37

As of March 31, 2022, there was $13.9 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.9 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Weighted-average risk-free interest rate	1.98%	0.78%
Expected dividend yield	—%	—%
Expected option term (in years)	6.07	6.08
Volatility	80.70%	82.10%

The weighted-average grant date fair value per share of options granted in the three months ended March 31, 2022 and 2021 was $1.11 and $7.89, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Research and development	$1,395	$1,323
General and administrative	1,468	1,607
Total stock-based compensation expense	$2,863	$2,930

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the Securities and Exchange Commission, or SEC, on March 15, 2022, or the 2021 10-K. Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should also be considered in light of risks identified under the caption “Risk Factors” in the 2021 10-K and in this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our clinical-stage product candidates are:

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

•

SY-2101, a novel oral form of arsenic trioxide, or ATO, which we are evaluating in a dose confirmation study to enable the conduct of a Phase 3 clinical trial in patients with newly diagnosed acute promyelocytic leukemia, or APL; and

•

SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, that we are evaluating in combination with chemotherapy in pancreatic cancer patients in an expansion cohort of our existing Phase 1 clinical trial, and for which evaluation is planned in combination with atezolizumab, a PD-L1 inhibitor, in BRAF-mutant colorectal cancer in a Phase 1/1b clinical trial sponsored by F. Hoffmann-La Roche AG, or Roche.

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

In March 2022, we entered into an agreement with QIAGEN Manchester Limited, or QIAGEN, under which QIAGEN agreed to develop and commercialize an assay as a companion diagnostic test to determine the expression level of our proprietary RARA biomarker for use with tamibarotene in newly diagnosed higher-risk MDS patients. QIAGEN will also be responsible for obtaining and maintaining regulatory approvals for the commercial diagnostic test.

SY-2101

In December 2020, we acquired from Orsenix, LLC, or Orsenix, a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. APL represents approximately 10% of all AML cases, and approximately 2,000 patients are diagnosed with APL in the United States and Europe annually. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed low-risk APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. If SY-2101 demonstrates comparable efficacy to IV ATO in our clinical studies, we believe it has the potential to become the standard-of-care frontline therapy for APL by providing a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. We have begun dosing patients in a dose confirmation study of SY-2101. The ongoing dose confirmation study is evaluating the PK, food effect, safety and tolerability of SY-2101 and is expected to enroll between six and 24 adult APL patients undergoing consolidation with IV ATO plus ATRA. Participants receive a single dose of 15 mg of SY-2101 in both the fasted and in the fed state, and a single dose of IV ATO for PK assessments, with flexibility to allow for other SY-2101 doses to be evaluated. Daily administration of SY-2101 is also being evaluated in a multiple-dose treatment module substituting for IV ATO during consolidation to assess steady state SY-2101 PK and safety. We anticipate reporting PK and safety data from this study in mid-2022. We require additional capital to support the advancement of SY-2101 into a Phase 3 clinical trial and do not plan to pursue Phase 3 development of SY-2101 unless and until such capital is secured. We cannot provide assurance that such capital can be secured, or will be obtained on favorable terms.

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

Based on these data, we have initiated an expansion cohort that includes two arms evaluating SY-5609 in combination with chemotherapy for the treatment of pancreatic cancer. Following completion of safety lead-ins, we expect to enroll approximately 50 patients with metastatic pancreatic cancer, with one arm evaluating SY-5609 in combination with gemcitabine in patients in first or second relapse who have progressed following treatment with the chemotherapy regimen known as FOLFIRINOX, and another arm exploring a SY-5609 in combination with gemcitabine and nab-paclitaxel in patients following first relapse after FOLFIRINOX. SY-5609 will be administered 7d on/7d off at a starting dose of 4 mg. in the gemcitabine combination arm, and the combination agents will be administered at the approved doses. The study will evaluate safety and tolerability, as well as efficacy measures such as disease control rate and progression free survival. We expect to report clinical activity data of SY-5609 in combination with chemotherapy from the safety lead-in portion of the trial in the second half of 2022.

Given the current financing environment, we have deprioritized our planned evaluation of SY-5609 in hematologic malignancies.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2022 and 2021, we recognized $5.5 million and $4.8 million of revenue, of which $5.1 million and $4.0 million was related to our collaboration with GBT and $0.4 million and $0.8 million to our collaboration with Incyte, respectively.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Tamibarotene external costs	$6,096	$4,512
SY-5609 and other CDK7 program external costs	2,670	3,106
SY-2101 program external costs	1,662	767
Other research and platform program external costs	4,285	3,351
Employee-related expenses, including stock-based compensation	8,681	6,710
Facilities and other expenses	1,777	1,583
Total research and development expenses	$25,171	$20,029

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

•	approval of INDs for our product candidates to commence planned or future clinical trials;

•	successful enrollment in, and completion of, clinical trials;

•	successful data from our clinical programs that support an acceptable benefit-risk profile of our product candidates in the intended populations;

•	successful development, and subsequent clearance or approval, of companion diagnostic tests for use in identifying potential patients;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	enforcement and defense of intellectual property rights and claims;

•	maintenance of a continued acceptable safety profile of the product candidates following approval;

•	retention of key research and development personnel; and

•	the continuing impact of the COVID-19 pandemic.

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in our 2021 10-K.

Results of Operations

Comparison of three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,
	2022	2021	Dollar Change	% Change
Statements of Operations Data:
Revenue	$5,467	$4,827	$640	13%
Operating expenses:
Research and development	25,171	20,029	5,142	26%
General and administrative	6,949	5,739	1,210	21%
Total operating expenses	32,120	25,768	6,352	25%
Loss from operations	(26,653)	(20,941)	(5,712)	27%
Interest income	35	10	25	250%
Interest expense	(976)	(967)	(9)	1%
Change in fair value of warrant liability	2,448	7,670	(5,222)	(68)%
Net loss	$(25,146)	$(14,228)	$(10,918)	77%

Revenue

For the three months ended March 31, 2022, revenue was $5.5 million, of which $5.1 million was attributable to our collaboration with GBT and $0.4 million was attributable to our collaboration with Incyte. For the three months ended March 31, 2021, revenue was $4.8 million, of which $4.0 million was attributable to our collaboration with GBT and $0.8 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $5.1 million, or 26%, from $20.0 million for the three months ended March 31, 2021 to $25.2 million for the three months ended March 31, 2022. The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021, together with the changes to those items in dollars (in thousands):

	Three Months Ended March 31,
	2022	2021	Dollar Change	% Change
External research and development	$13,099	$10,806	$2,293	21%
Employee-related expenses, excluding stock-based compensation	7,286	5,386	1,900	35%
Stock-based compensation	1,395	1,324	71	5%
Consulting, licensing and professional fees	1,614	931	683	73%
Facilities and other expenses	1,777	1,582	195	12%
Total research and development expenses	$25,171	$20,029	$5,142	26%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $2.3 million, or 21%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our existing clinical trials of tamibarotene, SY-2101 and SY-5609, and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $1.9 million, or 35%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;

•	an increase of approximately $0.7 million, or 74%, for consulting, licensing and professional fees, primarily related to the advancement of our clinical and pre-clinical programs; and
•	an increase of approximately $0.2 million, or 12%, for facilities and other expenses, primarily due to our increased headcount.

General and Administrative Expense

General and administrative expense increased by approximately $1.2 million, or 21%, from $5.7 million for the three months ended March 31, 2021 to $6.9 million for the three months ended March 31, 2022. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses driven by increased headcount, an increase in legal costs including patent prosecution expenses, and an increase in consulting fees.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents, and marketable securities. The increase in interest income during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due to an increase in our investments in these securities during the period ended March 31, 2022.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased slightly from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase in interest expense during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was driven by a higher average outstanding credit facility balance during the three months ended March 31, 2022.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was a result of the remeasurement of the fair value of warrants issued in connection with the December 2020 private placement.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through March 31, 2022, primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. As of March 31, 2022, $20.0 million remains available under the Loan Agreement at the sole discretion of Oxford.

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

As of March 31, 2022, $75.0 million in common stock remained available for future issuance under the sales agreement.

As of March 31, 2022, $224.4 million of securities remained available for future issuance under the shelf registration statement.

As of March 31, 2022, we had cash, cash equivalents, and marketable securities of approximately $112.9 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(30,017)	$(21,990)
Investing activities	7,383	(262)
Financing activities	(93)	70,410
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22,727)	$48,158

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $30.0 million during the three months ended March 31, 2022 compared to $22.0 million for the three months ended March 31, 2021. The increase in net cash used in operating activities during the three months ended March 31, 2022 was primarily due to $5.9 million increase in loss from operations and $2.1 million increase in net operating assets during the three months ended March 31, 2022.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $7.4 million during the three months ended March 31, 2022 compared to net cash used in investing activities of $0.3 million during the three months ended March 31, 2021. The increase in net cash provided by investing activities was primarily due to maturities of marketable securities of $7.5 million, offset by the purchase of $0.1 million of property and equipment during the three months ended March 31, 2022, as compared to the decrease in net cash used in investing activities due to the $0.3 million purchase of property and equipment during the three months ended March 31, 2021.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.1 million during the three months ended March 31, 2022 compared to net cash provided by financing activities of $70.4 million for the three months ended March 31, 2021. Cash used in financing activities for the three months ended March 31, 2022 was primarily due to $0.1 million of payments made under our financing lease. In comparison, the cash provided by financing activities for the three months ended March 31, 2021 was primarily due to net proceeds of $70.4 million from a public offering of shares of our common stock, and $0.2 million of proceeds from the exercise of stock options, offset by $0.1 million of payments made under our financing lease.

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

•	the timing and amount of milestone payments due to Orsenix associated with the development and commercialization of SY-2101;
•	revenue received from commercial sales, if any, of our current and future product candidates;
•	our headcount growth and associated costs as we advance our research and development programs and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the continuing impact of the COVID-19 pandemic.

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

We have incurred significant net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $86.6 million, $84.0 million and $75.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of March 31, 2022, we had an accumulated deficit of $488.7 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements on Form 10-Q, under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.

Based on our current operating plan, we anticipate that our cash, cash equivalents and marketable securities of $112.9 million as of March 31, 2022 will allow us to meet our liquidity requirements into the second quarter of 2023. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand, and our dependence on its ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. We have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings and potential new collaborations and reducing cash expenditures. To this end, we plan to seek sources of non-dilutive financing to support the advancement of SY-2101 into a Phase 3 clinical trial and do not plan to pursue Phase 3 development of SY-2101 unless and until such financing is obtained. In addition, we have elected to deprioritize our planned evaluation of SY-5609 in patients with hematologic malignancies. There is no guarantee that we will be successful in our capital raising efforts or that we will be unable to continue our other research and development programs as planned.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2022, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three-month periods ended March 31, 2022 and 2021.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 10-K. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 2021 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

We believe that our cash, cash equivalents and marketable securities as of March 31, 2022 will enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2023. These funds may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements which raises substantial doubt about our ability to continue as a going concern. Our future viability beyond one year from the date of issuance of these consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Although management plans to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all.

Our future funding requirements will depend on many factors, including those discussed in Part I, Item 1A, “Risk Factors” in the 2021 10-K under “Risks Related to Our Financial Position and Need for Additional Capital - We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability.” Our future funding requirements may also depend on:

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

•	the timing and amount of milestone payments due to Orsenix, LLC, associated with the development and commercialization of SY-2101; and
•	the timing and amount of milestone payments due to QIAGEN Manchester Limited associated with the development and commercialization of a companion diagnostic test for use with tamibarotene.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, as we did through a public offering of our common stock in January 2021, the ownership interests of our existing stockholders may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, debt financing, such as our term loan facility with Oxford Finance LLC, or Oxford, that we entered into in February 2020, has created fixed payment obligations and imposed restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, such as our collaboration agreement with GBT, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In this regard, we recently announced that we do not plan to pursue Phase 3 development of SY-2101 unless and until we secure additional capital. We cannot provide assurance that such capital can be obtained, or will be obtained on favorable terms.

Risks Related to the Discovery, Development and Commercialization of Product Candidates

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. In this regard, we recently announced that we do not plan to pursue Phase 3 development of SY-2101 unless and until we secure additional capital. In addition, we have elected to deprioritize our planned evaluation of SY-5609 in patients with hematologic malignancies.

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

Risks Related to Our Intellectual Property

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

Further, a decree was adopted by the Russian government in March 2022 allowing Russian companies and individuals to exploit inventions owned by patent holders from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.

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

10.1*	Master Collaboration Agreement dated March 7, 2022 between Syros Pharmaceuticals, Inc. and QIAGEN Manchester Limited. Filed herewith.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

* Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act of 1933, as amended, because the information is not material and is a type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: May 16, 2022	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer (Principal Financial Officer)