Form 10-Q
period 2022-06-30
Syros Pharmaceuticals, Inc.
filed 2022-08-09
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on August 8, 2022: 63,005,295

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

These forward‑looking statements include, among other things, statements about:

•

our proposed merger with Tyme Technologies, Inc., or Tyme, and our proposed private placement financing with certain accredited investors, or the PIPE Financing, including statements regarding the approval and closing of the merger, the timing of the consummation of the merger, our ability to solicit a sufficient number of proxies to approve certain stockholder proposals relating to the merger and the PIPE Financing, Tyme’s ability to solicit a sufficient number of proxies to approve a stockholder proposal relating to the merger, satisfaction of conditions to the completion of the merger, the expected benefits of the merger, the ability of us and Tyme to complete the merger, our ability to complete the PIPE Financing immediately prior to the merger and any statement of assumptions underlying any of the foregoing;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$59,064	$92,302
Marketable securities	27,220	38,067
Contract assets	2,292	2,979
Prepaid expenses and other current assets	3,369	3,237
Total current assets	91,945	136,585
Property and equipment, net	11,994	12,844
Marketable securities – noncurrent	—	13,038
Other long-term assets	5,316	2,941
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	13,687	14,104
Right-of-use assets – financing leases	206	337
Total assets	$126,234	$182,935
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,124	$3,692
Accrued expenses	20,479	15,624
Deferred revenue	3,591	10,181
Financing lease obligations, current portion	206	291
Operating lease obligation, current portion	1,860	1,720
Debt, current portion	6,667	—
Total current liabilities	38,927	31,508
Financing lease obligations, net of current portion	8	65
Operating lease obligation, net of current portion	21,887	22,858
Warrant liability	425	3,029
Debt, net of debt discount, long term	33,968	40,257
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 62,989,020 and 62,024,035 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	62	61
Additional paid-in capital	554,476	548,815
Accumulated other comprehensive loss	(313)	(79)
Accumulated deficit	(523,206)	(463,579)
Total stockholders' equity	31,019	85,218
Total liabilities and stockholders' equity	$126,234	$182,935

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$6,276	$5,162	$11,743	$9,989
Operating expenses:
Research and development	33,100	25,786	58,271	45,815
General and administrative	6,945	5,520	13,894	11,260
Total operating expenses	40,045	31,306	72,165	57,075
Loss from operations	(33,769)	(26,144)	(60,422)	(47,086)
Interest income	112	12	147	24
Interest expense	(981)	(969)	(1,956)	(1,937)
Change in fair value of warrant liability	157	4,611	2,604	12,281
Net loss applicable to common stockholders	$(34,481)	$(22,490)	$(59,627)	$(36,718)
Net loss per share applicable to common stockholders - basic and diluted	$(0.54)	$(0.36)	$(0.94)	$(0.59)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	63,823,789	62,859,500	63,441,918	62,123,658

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(34,481)	$(22,490)	$(59,627)	$(36,718)
Other comprehensive loss:
Unrealized holding loss on marketable securities	(40)	(19)	(234)	(19)
Comprehensive loss	$(34,521)	$(22,509)	$(59,861)	$(36,737)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the six months ended June 30, 2022 and 2021

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	56,222,746	$56	$467,518	$—	$(377,021)	$90,553
Exercise of stock options	20,134	—	157	—	—	157
Vesting of restricted stock units	244,312	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	33,058	—	153	—	—	153
Stock-based compensation expense	—	—	5,383	—	—	5,383
Issuance of common stock at-the-market, net of issuance costs of $5,132	5,400,000	5	70,463	—	—	70,468
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(36,718)	(36,718)
Balance at June 30, 2021	61,920,250	$61	$543,674	$(19)	$(413,739)	$129,977

Balance at December 31, 2021	62,024,035	$61	$548,815	$(79)	$(463,579)	$85,218
Exercise of stock options	37,700	—	1	—	—	1
Vesting of restricted stock units	794,348	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	132,937	1	108	—	—	109
Stock-based compensation expense	—	—	5,552	—	—	5,552
Other comprehensive loss	—	—	—	(234)	—	(234)
Net loss	—	—	—	—	(59,627)	(59,627)
Balance at June 30, 2022	62,989,020	$62	$554,476	$(313)	$(523,206)	$31,019

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended June 30, 2022 and 2021

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at March 31, 2021	61,849,642	$61	$541,068	$—	$(391,249)	$149,880
Vesting of restricted stock units	37,550	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	33,058	—	153	—	—	153
Stock-based compensation expense	—	—	2,453	—	—	2,453
Other comprehensive loss	—	—	—	(19)	-	(19)
Net loss	—	—	—	—	(22,490)	(22,490)
Balance at June 30, 2021	61,920,250	$61	$543,674	$(19)	$(413,739)	$129,977

Balance at March 31, 2022	62,801,296	$61	$551,679	$(273)	$(488,725)	$62,742
Vesting of restricted stock units	54,787	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	132,937	1	108	—	—	109
Stock-based compensation expense	—	—	2,689	—	—	2,689
Other comprehensive loss	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(34,481)	(34,481)
Balance at June 30, 2022	62,989,020	$62	$554,476	$(313)	$(523,206)	$31,019

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net loss	$(59,627)	$(36,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,342	1,350
Amortization of right-of-use asset	131	130
Stock-based compensation expense	5,552	5,383
Change in fair value of warrant liability	(2,604)	(12,281)
Net amortization of premiums and discounts on marketable securities	140	20
Amortization of debt-discount and accretion of deferred debt costs	378	341
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(131)	241
Accounts receivable	—	7
Contract assets	686	147
Other long-term assets	(791)	(726)
Accounts payable	2,328	(6)
Accrued expenses	3,405	(861)
Deferred revenue	(6,590)	(5,112)
Operating lease asset and liabilities	(414)	(359)
Net cash used in operating activities	(56,195)	(48,444)
Investing activities
Purchases of property and equipment	(239)	(690)
Purchases of marketable securities	—	(34,417)
Maturities of marketable securities	23,511	—
Net cash (used in) provided by investing activities	23,272	(35,107)
Financing activities
Payments on financing and capital lease obligations	(142)	(129)
Proceeds from issuance of common stock through employee benefit plans	—	157
Proceeds from the issuance of common stock through employee stock purchase plan	109	153
Proceeds from the issuance of common stock through exercise of option	1	—
Proceeds from issuance of common stock and warrants in public offering, net of issuance costs	—	70,337
Payment of issuance cost related to the proposed merger and PIPE Financing (See Note 12)	(259)	—
Payment of issuance cost related to out of period offering	(24)	(36)
Net cash (used in) provided by financing activities	(315)	70,482
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,238)	(13,069)
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	95,388	177,070
End of period	$62,150	$164,001
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,573	$1,585
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$155	$113
Offering costs incurred but unpaid as of period end	$1,459	$10

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

The Company has incurred significant net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $86.6 million, $84.0 million and $75.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of June 30, 2022, the Company had an accumulated deficit of $523.2 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.

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

Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to alleviate its financing requirements include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:

•raise funding through the sale of the Company’s common or preferred stock;

•raise funding through debt financing; and

•establish collaborations with potential partners to advance the Company’s product pipeline.

Based on its current operating plan and without giving effect to the transactions described in Note 12 below, the completion of which cannot be assured, the Company’s management believes that its cash, cash equivalents and marketable securities of $86.3 million as of June 30, 2022 will allow the Company to meet its liquidity requirements into the second quarter of 2023. The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021, statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and statements of cash flows for the six months ended June 30 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Syros Pharmaceuticals, Inc. and its wholly owned subsidiaries, Syros Securities Corporation, a Massachusetts corporation formed by the Company in December 2014 to exclusively engage in buying, selling and holding securities on its own behalf, Syros Pharmaceuticals (Ireland) Limited, an Irish limited liability company formed by the Company in January 2019, and Tack Acquisition Corp., a Delaware corporation formed by the Company in June 2022 to effect the proposed merger with Tyme Technologies, Inc. (refer to Note 12). All intercompany transactions and balances have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through June 30, 2022.

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

As of June 30, 2022, 1,000,000 Pre-Funded Warrants to purchase common stock, issued in connection with the December 2020 private placement (refer to Note 10) were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2022	2021
Stock options	7,649,178	6,415,030
Unvested restricted stock units	4,590,700	1,970,955
Warrants*	4,990,156	4,990,156
Total	17,230,034	13,376,141

* As of June 30, 2022 and 2021, this is comprised of 2,117,094 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 10), 27,548 warrants to purchase common stock issued in connection with the execution of the Company’s loan agreement in February 2020 (refer to Note 7), 17,389 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note

7), and 2,828,125 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 10).

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

At inception, the total transaction price was determined to be approximately $60.0 million, which consisted of a $20.0 million upfront non-refundable and non-creditable technology access fee and approximately $40.0 million in estimated reimbursable costs for employee and external research and development expenses. The GBT Collaboration Agreement also provides for development and regulatory milestones which are only payable subsequent to the exercise of the Option, and therefore are excluded from the transaction price at inception. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2021, the Company reduced the transaction price from the initial estimate of $60.0 million to $54.2 million. During the six months ended June, 30, 2022, the Company further reduced the transaction price from $54.2 million to $50.0 million. The reductions in the transaction price were driven by changes in the amount of reimbursable costs incurred and expected to be incurred by the Company.

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

During the three and six months ended June 30, 2022, the Company recognized revenue of $5.7 million and $10.7 million, respectively, under the GBT Collaboration Agreement. During the three and six months ended June 30, 2021, the Company recognized revenue of $3.3 million and $7.4 million, respectively, under the GBT Collaboration Agreement. As of June 30, 2022, the Company had deferred revenue outstanding under the GBT Collaboration Agreement of approximately $3.4 million, all of which is classified as deferred revenue, current portion on the Company’s condensed consolidated balance sheets.

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

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of June 30, 2022, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment. This additional consideration is recognized on a percent complete basis as work is performed.

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

During the three and six months ended June 30, 2022, the Company recognized revenue of $0.6 million and $1.0 million, respectively, under the Incyte Collaboration Agreement. During the three and six months ended June 30, 2021, the Company recognized revenue of $1.9 million and $2.6 million, respectively, under the Incyte Collaboration Agreement. As of June 30, 2022, the Company had deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $0.2 million, all of which is classified as deferred revenue, current portion on the Company’s condensed consolidated balance sheets.

The following table presents the changes in accounts receivable, contract assets and liabilities for the six months ended June 30, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at June 30, 2022
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$—	$5,841	$(5,841)	$—
Unbilled receivables from collaboration partners	2,979	5,705	(6,392)	2,292
Total accounts receivable and contract assets	$2,979	$11,546	$(12,233)	$2,292
Contract liabilities:
Deferred revenue - Incyte	$1,268	$—	$(1,042)	$226
Deferred revenue - GBT	8,913	45	(5,593)	3,365
Total contract liabilities	$10,181	$45	$(6,635)	$3,591

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

Cash, cash equivalents and marketable securities consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

		Unrealized	Unrealized	Fair
June 30, 2022	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$59,064	$—	$—	$59,064
Marketable securities:
Corporate debt securities - due in one year or less	15,533	—	(172)	15,361
US Treasury obligation - due in one year or less	12,000	—	(141)	11,859
Corporate debt securities - due in more than one year to five years	—	—	—	—
Total	$86,597	$—	$(313)	$86,284

		Unrealized	Unrealized	Fair
December 31, 2021	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$92,302	$—	$—	$92,302
Marketable securities:
Corporate debt securities - due in one year or less	30,100	—	(12)	30,088
US Treasury obligation - due in one year or less	8,000	—	(21)	7,979
Corporate debt securities - due in more than one year to five years	9,085	—	(33)	9,052
US Treasury obligation - due in more than one year to five years	3,999	—	(13)	3,986
Total	$143,486	$—	$(79)	$143,407

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the six months ended June 30, 2022 and 2021, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of June 30, 2022, marketable securities with maturities of one year or less when purchased are presented in current assets and those with maturities of more than one year are presented in the noncurrent assets in the accompanying condensed consolidated balance sheet.

At June 30, 2022, the Company held nine securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2022 was $24.7 million. There were five securities held by the Company in an unrealized loss position for more than 12 months as of June 30, 2022. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above marketable securities. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of June 30, 2022.

5. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$45,510	$45,510	—	$—
Money market funds	13,554	13,554	—	—
Corporate debt securities - due in one year or less	15,361	—	15,361	—
US Treasury obligation - due in one year or less	11,859	11,859	—	—
Total	$86,284	$70,923	$15,361	$—
Liabilities:
Warrant liability	$425	$—	$—	$425
Total	$425	$—	$—	$425

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$57,213	$57,213	$—	$—
Money market funds	35,089	35,089	—	—
Corporate debt securities - due in one year or less	30,088	—	30,088	—
US Treasury obligation - due in one year or less	7,979	7,979	—	—
US Treasury obligation - due in more than one year to five years	3,986	3,986	—	—
Corporate debt securities - due in more than one year to five years	9,052	—	9,052	—
Total	$143,407	$104,267	$39,140	$—
Liabilities:
Warrant liability	$3,029	$—	$—	$3,029
Total	$3,029	$—	$—	$3,029

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Warrants is as follows:

	June 30, 2022	December 31, 2021
Stock price	$0.96	$3.26
Risk-free interest rate	2.99%	1.11%
Dividend yield	—	—
Expected life (in years)	3.44	3.94
Expected volatility	90.19%	81.14%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 Warrant liability for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Fair value of warrant liability as of beginning of the period	$3,029	$19,711
Change in fair value	(2,604)	(16,682)
Fair value of warrant liability as of end of the period	$425	$3,029

6. Restricted Cash

At June 30, 2022 and December 31, 2021, the Company had $3.1 million in restricted cash, which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the HQ Lease (See Note 9).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of June 30, 2022, December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$59,064	$92,302
Restricted cash, net of current portion	3,086	3,086
Total cash, cash equivalents and restricted cash	$62,150	$95,388

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

The term loan bears interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of 5.98% and the greater of (A) one-month LIBOR or (B) 1.77%. The Loan Agreement provides for interest-only payments until March 1, 2023, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on March 1, 2023 and continuing through February 1, 2025 (the “Maturity Date”). Refer to Note 12 regarding an amendment to the Loan Agreement.

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

The Company has the following minimum aggregate future loan payments as of June 30, 2022 (in thousands):

Six months ending December 31, 2022	$—
Year ending December 31, 2023	16,667
Year ending December 31, 2024	20,000
Year ending December 31, 2025	3,333
Total minimum payments	$40,000
Less unamortized debt discount	(359)
Plus accumulated accretion of final fees	994
Total carrying value of debt	40,635
Less current portion	(6,667)
Long-term debt, net of current portion	$33,968

For the three and six months ended June 30, 2022, interest expense related to the Loan Agreement was approximately $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2021, interest expense related to the Loan Agreement was approximately $1.0 million and $1.9 million, respectively. The current portion of debt is $6.7 million and the long-term portion of debt is $34.0 million as classified on the Company’s condensed consolidated balance sheets as of June 30, 2022.

8. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
External research and preclinical development	$12,454	$8,274
Employee compensation and benefits	5,484	6,344
Professional fees	2,511	953
Facilities and other	30	53
Accrued expenses	$20,479	$15,624

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

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 6).The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the HQ Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the HQ Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $1.9 million of the lease liability as short-term and $21.9 million of the lease liability as long-term as of June 30, 2022.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of June 30, 2022 (in thousands):

	Operating	Financing
Six months ending December 31, 2022	$1,977	$156
Year ending December 31, 2023	4,049	66
Year ending December 31, 2024	4,166	—
Year ending December 31, 2025	4,287	—
Year ending December 31, 2026 and beyond	19,256	—
Total minimum lease payments	33,735	222
Less imputed interest	(9,988)	(8)
Total lease liability	$23,747	$214

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of June 30, 2022 (in thousands):

Six Months Ended June 30, 2022
Lease cost:
Operating lease cost	$1,544
Financing lease cost:
Amortization of right-of-use asset	$131
Interest on lease liabilities	14
Total financing lease cost	$145
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$1,958
Operating cash flows from financing lease	$156

Other information:	Six Months Ended June 30, 2022
Weighted-average remaining lease term (in years) - operating lease	7.67
Weighted-average discount rate - operating lease	9.30%
Weighted-average remaining lease term (in years) - financing lease	0.87
Weighted-average discount rate - financing lease	9.47%

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

Asset Purchase Agreement

Orsenix, LLC

On December 4, 2020, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Orsenix, LLC (“Orsenix”), pursuant to which the Company acquired Orsenix’s assets related to a novel oral form of arsenic trioxide, which the Company refers to as SY-2101. Under the terms of the Asset Purchase Agreement, the Company is required to pay to Orsenix:

•	an upfront fee of $12.0 million, which was paid with cash on hand upon the closing of the transaction;
•	single-digit million milestone payments related to the development of SY-2101 in indications other than APL;
•	$6.0 million following the achievement of a regulatory milestone related to the development of SY-2101 in APL; and
•	up to $10.0 million upon the achievement of certain commercial milestones with respect to SY-2101.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred fees of $1.8 million and $1.8 million under this supply management agreement during the three and six months ended June 30, 2022, respectively. The Company incurred fees of $0.6 million and $0.6 million under this supply management agreement during the three and six months ended June 30, 2021, respectively.

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

In the event of certain fundamental transactions involving the Company, the holders of Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the Warrants as liabilities, while the Pre-Funded Warrants met the permanent equity criteria classification. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the Warrants at issuance was $19.3 million, determined using the Black-Scholes valuation model. The Company remeasured the Warrants’ fair value at June 30, 2022 and December 31, 2021 as $0.4 million and

$3.0 million, respectively. The change in fair value of $0.2 million and $2.6 million was recorded in the condensed statement of operations for the three and six months ended June 30, 2022, respectively.

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

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 666,000 shares of common stock. As of June 30, 2022, there were no shares of Series A Preferred Stock outstanding.

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

As of June 30, 2022, the 2019 Warrants to purchase 2,117,094 shares of common stock are outstanding and remain unexercised.

11. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan automatically increases on the first day of each calendar year, through the 2025 calendar year, in an amount equal to the least of (i) 1,600,000 shares of common stock, (ii) 4.0% of the outstanding shares of common stock as of such date, or (iii) such lesser amount as specified by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. For the calendar year beginning January 1, 2022, the number of shares reserved for issuance under the 2016 Plan was increased by 1,600,000 shares. At June 30, 2022, 466,410 shares remained available for future issuance under the 2016 Plan. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 1,173,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2022, the number of shares reserved for issuance under the 2016 ESPP was increased by 620,241 shares. At June 30, 2022, 2,724,369 shares remained available for future issuance under the 2016 ESPP.

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

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 1,000,000 shares of common stock. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). At June 30, 2022, 647,600 shares remained available for future issuance under the 2022 Plan.

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

A summary of the status of stock options as of December 31, 2021 and June 30, 2022 and changes during the six months ended June 30, 2022 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2021	6,657,268	$8.27	7.2	$494
Granted	1,108,800	1.48
Exercised	(37,700)	0.04
Cancelled	(79,190)	10.58
Outstanding at June 30, 2022	7,649,178	$7.30	6.7	$29
Exercisable at June 30, 2022	4,250,393	$8.94	5.2	$—

The intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

As of June 30, 2022, there was $10.9 million of total unrecognized compensation cost related to unvested stock options granted to employees, which is expected to be recognized over a weighted-average period of 2.8 years.

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

A summary of the status of restricted stock units as of December 31, 2021 and June 30, 2022 and changes during the six months ended June 30, 2022 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2021	2,687,487	$6.52
Granted	3,031,128	1.51
Vested	(795,373)	7.33
Forfeited	(332,542)	5.99
Outstanding at June 30, 2022	4,590,700	$3.11

As of June 30, 2022, there was $12.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.7 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average risk-free interest rate	2.95%	0.88%	2.12%	0.79%
Expected dividend yield	—%	—%	—%	—%
Expected option term (in years)	5.32	5.46	5.97	5.99
Volatility	83.60%	82.05%	81.11%	82.10%

The weighted-average grant date fair value per share of options granted in the six months ended June 30, 2022 and 2021 was $1.03 and $7.37, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,433	$1,451	$2,828	$2,775
General and administrative	1,256	1,002	2,724	2,608
Total stock-based compensation expense	$2,689	$2,453	$5,552	$5,383

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

12. Subsequent Events

Merger Agreement

On July 3, 2022, the Company, Tack Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Tyme Technologies, Inc., a Delaware corporation (“Tyme”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tyme, with Tyme continuing as a wholly owned subsidiary of the Company (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, (a) each then outstanding share of Tyme common stock will be converted into the right to receive a number of shares of the Company’s common stock (subject to the payment of cash in lieu of fractional shares and subject to adjustment in the event of any reverse stock split that may be effectuated by the Company in connection with the transactions) calculated in accordance with the Merger Agreement (the “Exchange Ratio”); and (b) each then outstanding Tyme stock option granted to an individual who continues as a service provider to Tyme at the effective time of the Merger will be assumed by the Company and each warrant to purchase Tyme common stock (other than certain warrants that Tyme is required to repurchase in connection with the Merger) will be assumed by the Company, subject to adjustment as set forth in the Merger Agreement.

Upon the closing of the Merger, the Company expects to issue approximately 74.3 million shares of the Company’s common stock to Tyme stockholders, assuming that Tyme net cash as of the closing of the Merger is approximately $60 million and Tyme stockholders are expected to receive approximately 0.4312 shares of the Company’s common stock for each share of Tyme common stock. The number of shares to be issued in the Merger and the Exchange Ratio will be subject to adjustment based on the amount of Tyme’s net cash at the closing of the Merger and the number of shares of Tyme common stock outstanding at the closing of the Merger.

In connection with the Merger, the Company will seek the approval of its stockholders to (a) issue the shares of the Company’s common stock issuable in connection with the Merger and the PIPE Financing (as described below) under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and (b) amend its certificate of incorporation to authorize sufficient shares of the Company’s common stock to permit the Company to issue the shares of the Company’s common stock in connection with the Merger and the PIPE Financing (the “Company Voting Proposals”).

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by the Company’s stockholders of the Company Voting Proposals, (2) approval by the Tyme stockholders of the adoption of the Merger Agreement, (3) the effectiveness of the registration statement on Form S-4 filed in connection with the Merger, and (4) Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the Merger. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger. Tyme’s obligation to consummate the Merger also is subject to the completion of the PIPE Financing with gross proceeds to the Company of at least $100 million.

The Merger Agreement contains specified termination rights of each of the Company and Tyme. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Tyme a termination fee of $2,068,000 and Tyme may be required to pay the Company a termination fee of $2,443,000

Securities Purchase Agreement

On July 3, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several institutional accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “PIPE Financing”) an aggregate of 63,871,778 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), and, in lieu of Shares to certain Investors, pre-funded warrants to purchase an aggregate of 74,267,400 shares of common stock (the “2022 Pre-Funded Warrants”), and, in each case, accompanying warrants (the “2022 Warrants”) to purchase an aggregate of up to 138,139,178 additional shares of common stock (or Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $0.94 per share and accompanying 2022 Warrant (or $0.9399 per 2022 Pre-Funded Warrant and accompanying 2022 Warrant). The price per 2022 Pre-Funded Warrant and accompanying 2022 Warrant represents the price of $0.94 per share and accompanying 2022 Warrant to be sold in the PIPE Financing, minus the $0.0001 per share exercise price of each such 2022 Pre-Funded Warrant. The exercise price of the 2022 Warrants is $1.034 per share, or if exercised for a 2022 Pre-Funded Warrant in lieu thereof, $1.0339 per 2022 Pre-Funded Warrant (representing the 2022 Warrant exercise price of $1.034 per share minus the $0.0001 per share exercise price of each such 2022 Pre-Funded Warrant). The 2022 Warrants are exercisable beginning six months after the closing date of the PIPE Financing and prior to five years after the closing date of the PIPE Financing. The 2022 Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire.

The PIPE Financing is expected to close substantially concurrently with the Merger, subject to the satisfaction of specified customary closing conditions and contingent upon, among other things, the satisfaction or waiver of the conditions to the closing of the Merger. The Company expects to receive aggregate gross proceeds from the PIPE Financing of approximately $130 million, before deducting estimated offering expenses payable by the Company not inclusive of any exercise of the Warrants. The Company expects the net proceeds from the PIPE Financing to be used to advance the Company’s clinical development pipeline, business development activities, working capital and for general corporate purposes.

Oxford Finance Loan Agreement Amendment

Also on July 3, 2022, the Company entered into an amendment to the Loan Agreement with Oxford. Pursuant to this amendment, Oxford has agreed to modify the Loan Agreement in order to, among other things, (i) consent to the entry into the Merger Agreement, and subject to certain conditions, the consummation of the Merger, (ii) upon the consummation of the Merger and the Private Placement and the receipt of proceeds therefrom, and subject to the payment of certain fees, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the Maturity Date from February 1, 2025 to February 1, 2026, and (iii) upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and the Maturity Date to August 1, 2026.

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

•

SY-2101, a novel oral form of arsenic trioxide, or ATO, which we are evaluating in a dose confirmation study to enable the conduct of a Phase 3 clinical trial in patients with newly diagnosed acute promyelocytic leukemia, or APL; and

•

SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, that we are evaluating in combination with chemotherapy in pancreatic cancer patients in an expansion cohort of our existing Phase 1 clinical trial, which is being evaluated in combination with atezolizumab, a PD-L1 inhibitor, in BRAF-mutant colorectal cancer in an arm of a Phase 1/1b clinical trial sponsored by F. Hoffmann-La Roche AG, or Roche, which is now actively enrolling.

We also have multiple preclinical and discovery programs in oncology, including programs targeting the inhibition of CDK12, CDK11, and WRN. In July 2022, we advanced our oral, potent, and selective CDK12 inhibitor, SY-12882, to development candidate. Preclinical data presented at the American Association for Cancer Research (AACR) annual meeting in April 2022 demonstrated that selective CDK12 inhibition resulted in strong anti-tumor activity as a single agent and in combination with a DNA damaging agent and in combination with a poly adenosine diphosphate-ribose polymerase, or PARP, inhibitor in models of breast, lung, and ovarian cancer. We are seeking partnerships for our oncology discovery programs, including CDK12.

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

Tamibarotene

At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, or ASH 2020, we presented data from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, as well as in relapsed or refractory, or R/R, AML patients who have been prospectively selected using our proprietary RARA, the gene that codes for RARα biomarker. As of an October 1, 2020 data cut-off, 51 newly diagnosed unfit AML patients, including both RARA-positive and RARA-negative patients, were eligible for a safety analysis. Among these patients, tamibarotene in combination with azacitidine was generally well-tolerated, with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single agent azacitidine. As of the data cut-off, of the 18 RARA-positive patients that were evaluable for clinical response, the overall response rate, or ORR, was 67%, with a composite complete response rate of 61%, with 50% of patients achieving complete response, or CR, and 11% achieving a complete response with incomplete blood count recovery, or CRi. The median time to initial response was 1.2 months, the median duration of response was 10.8 months, and the median overall survival, or OS, among patients who achieved a CR or CRi was 18 months. As of the data cut-off, of the 28 RARA-negative patients that were evaluable for clinical response, the ORR was 43%, with a composite complete response rate of 32%, with 25% of patients achieving CR and 7% achieving CRi. The median time to initial response was 3.0 months, and the median duration of response was 10.3 months. We also presented translational data demonstrating that most RARA-positive newly diagnosed unfit AML patients enrolled in our Phase 2 study had a monocytic disease phenotype that is associated with resistance to venetoclax. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with tamibarotene but also for patients who may be less likely to benefit from treatment with venetoclax. Approximately 25,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for all AML patients to grow to approximately $6.6 billion by 2025.

Based on these data and our assessment of ongoing areas of high unmet need, we advanced tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in RARA-positive newly diagnosed HR-MDS patients, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and we believe that approximately 50% of HR-MDS patients are RARA-positive. We believe that approximately 21,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for MDS patients of all risk groups to grow to approximately $3.3 billion by 2026. We plan to enroll approximately 190 RARA-positive newly diagnosed HR-MDS patients in the double-blind placebo-controlled trial, randomized 2:1 to receive tamibarotene in combination with azacitidine or placebo with azacitidine, respectively. The primary endpoint of the trial will be the CR rate. The trial is designed with 90% power and a one-sided alpha of 0.025 to detect a difference in CR rates between the experimental and control arms. We are currently dosing patients in SELECT-MDS-1, and we expect to report data from the SELECT-MDS-1 trial in the fourth quarter of 2023 or first quarter of 2024, with a potential submission to the U.S. Food and Drug Administration, or FDA, of a new drug application, or NDA, expected in 2024. In addition, we are advancing tamibarotene in combination with venetoclax and azacitidine in RARA-positive newly diagnosed unfit AML patients. The trial, which we refer to as SELECT-AML-1, is designed with a single-arm safety lead-in of approximately 15 patients to confirm the dosing regimen of the triplet to be used in the randomized portion of the Phase 2 clinical trial, which will evaluate the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage strategy for patients in the control arm who do not respond to venetoclax and azacitidine. We have begun dosing patients in the SELECT-AML-1 trial, and we expect to report clinical activity data from the safety lead-in portion of the trial in the second half of 2022. We also plan to initiate the randomized portion of the trial, with data expected in 2023 or 2024.

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

SY-2101

In December 2020, we acquired from Orsenix, LLC, or Orsenix, a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. APL represents approximately 10% of all AML cases, and approximately 2,000 patients are diagnosed with APL in the United States and Europe annually. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed low-risk APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. If SY-2101 demonstrates comparable efficacy to IV ATO in our clinical studies, we believe it has the potential to become the standard-of-care frontline therapy for APL by providing a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. We have begun dosing patients in a dose confirmation study of SY-2101. The ongoing dose confirmation study is evaluating the PK, food effect, safety and tolerability of SY-2101 and is expected to enroll between six and 24 adult APL patients undergoing consolidation with IV ATO plus ATRA. Participants receive a single dose of 15 mg of SY-2101 in both the fasted and in the fed state, and a single dose of IV ATO for PK assessments, with flexibility to allow for other SY-2101 doses to be evaluated. Daily administration of SY-2101 is also being evaluated in a multiple-dose treatment module substituting for IV ATO during consolidation to assess steady state SY-2101 PK and safety. Based on preliminary data available to date, SY-2101 administered at 15 mg achieved comparable PK (AUC and Cmax) exposures to IV ATO at the approved dose of 0.15 mg/kg. Additionally, based on the data available to date, SY-2101 showed high oral bioavailability of approximately 80% and continues to support a favorable tolerability profile.

The feedback from a Type C meeting to review our Phase 3 study design with the FDA in November 2021 continues to support molecular complete response rate as the primary endpoint for accelerated approval and event free survival as the primary endpoint for full approval, in each case compared to historic IV ATO data. FDA feedback supports the inclusion of patients randomized to IV ATO for comparative safety assessments. In addition, feedback received in July 2022 from the European Medicines Agency, or EMA, on the Phase 3 study design also indicated that our proposed Phase 3 clinical trial could support regulatory approval in the European Union. Based on this feedback and following confirmation of a dose that demonstrates comparable PK exposures to IV ATO, we intend to initiate a registration-enabling Phase 3 clinical trial in approximately 215 patients with newly diagnosed low-risk APL, randomized 2:1 to receive SY-2101 or IV ATO, in the second half of 2023.

SY-5609

At the European Society for Medical Oncology Congress held in September 2021, or ESMO 2021, we presented data from the ongoing dose-escalation portion of the Phase 1 multi-center, open-label study of SY-5609 evaluating patients with advanced breast, colorectal, lung, ovarian and pancreatic cancers, as well as patients with solid tumors of any histology harboring Rb pathway alterations. Patients were treated in cohorts exploring continuous daily dosing as well as intermittent dosing regimens, including seven days on treatment and seven days off, or 7d on/7d off, and five days on treatment and two days off, or 5d on/2d off. As of a July 6, 2021 data cut-off, 54 patients treated with single-agent SY-5609 in the study were eligible for a safety analysis and 45 patients were evaluable for clinical response. The median age of patients enrolled in the study was 65.5. Patients had been heavily pre-treated with as many as eight prior therapies and a median of four prior therapies. Across all doses and schedules, the majority of adverse events, or AEs, were low-grade and reversible, and there was a low rate of discontinuations due to AEs. The most common treatment-emergent AEs were gastrointestinal (nausea, diarrhea, decreased appetite, abdominal pain, vomiting), fatigue, thrombocytopenia, and anemia. Tolerability was optimized with the 7d on/7d off schedule, which had the lowest rates of treatment-emergent AEs relative to other regimens, while demonstrating comparable rates of stable disease, or SD, as seen with more dose-intense regimens, supporting the selection of this schedule for further development of SY-5609. The maximum tolerated dose of the 7d on/7d off schedule has not yet been reached as of the data cut-off date. Changes in POLR2A mRNA expression, a pharmacodynamic marker for CDK7 inhibition, were associated with anti-tumor activity and were sustained for at least three days following drug cessation, supporting intermittent dosing. As of the data cut-off date, thirteen response-evaluable patients (29%) had achieved SD, with tumor regressions of up to 20% in six of those patients, across multiple tumor types. The most substantial clinical activity was observed in heavily pre-treated patients with advanced pancreatic cancer, for which five of 13 (39%) evaluable patients achieved SD, with tumor reductions in two of those SD patients. Further, reductions in the CA 19-9 tumor marker, which is used in clinical practice to monitor tumor progression, were observed in three of four pancreatic cancer patients with serial CA 19-9 data, with these reductions ranging from 32% to 72%. Notably, one metastatic pancreatic cancer patient who had failed two prior lines of therapy and relapsed after a third line of treatment experienced prolonged SD of up to ten months. The analysis of clinical activity by tumor type and mutational status supported the mechanistic rationale for SY-5609 in Rb-altered and KRAS-mutant cancers.

We also presented preclinical data at ESMO 2021 evaluating the anti-tumor and PD activity of intermittent dosing regimens for SY-5609, as well as preclinical data evaluating SY-5609 as a single agent and in combination with chemotherapy in pancreatic cancer models.

Based on these data, we have initiated an expansion cohort that includes two arms evaluating SY-5609 in combination with chemotherapy for the treatment of pancreatic cancer. Following completion of safety lead-ins, we expect to enroll approximately 50 patients with metastatic pancreatic cancer, with one arm evaluating SY-5609 in combination with gemcitabine in patients in first or second relapse who have progressed following treatment with the chemotherapy regimen known as FOLFIRINOX, and another arm exploring a SY-5609 in combination with gemcitabine and nab-paclitaxel in patients following first relapse after FOLFIRINOX. SY-5609 will be administered 7d on/7d off at a starting dose of 4 mg. in the gemcitabine combination arm, and the combination agents will be administered at the approved doses. The study will evaluate safety and tolerability, as well as efficacy measures such as disease control rate and progression free survival. We expect to report clinical activity data of SY-5609 in combination with chemotherapy from the safety lead-in portion of the trial in the second half of 2022. Based on the safety lead-in data, we will determine the best course for further development of SY-5609.

In August 2021, we announced entry into a clinical supply agreement with Roche, pursuant to which we agreed to supply SY-5609 for a combination dosing cohort with atezolizumab in Roche’s ongoing Phase 1/1b INTRINSIC trial, which is evaluating multiple targeted therapies or immunotherapy, including atezolizumab, as single agents or in rational specified combinations in molecularly defined subsets of colorectal cancer patients. SY-5609 is being evaluated in combination with atezolizumab in patients with BRAF-mutant disease, and this arm of the trial is now actively enrolling. Under the terms of the agreement, Roche will sponsor and conduct the Phase 1/1b study to evaluate the safety, tolerability and preliminary efficacy of the combination of SY-5609 and atezolizumab and will assume all costs associated with the study. In exchange for providing SY-5609, we will receive access to the data on SY-5609 in combination with atezolizumab. We retain all rights to SY-5609.

Merger Agreement and PIPE Financing

On July 3, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Tack Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of us, or the Merger Sub, and Tyme Technologies, Inc., a Delaware corporation, or Tyme. More information regarding the merger and the terms of the Merger Agreement are discussed in Note 12 to the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

Also on July 3, 2022, immediately prior to the execution and delivery of the Merger Agreement, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the investors agreed to purchase (i) an aggregate of 138.1 million shares of our common stock and/or pre-funded warrants to purchase shares of our common stock and (ii) accompanying warrants to purchase an aggregate of up to 138.1 million additional shares of our common stock (or pre-funded warrants in lieu thereof), at a price per unit of $0.94 (or $0.9399 per unit comprising a pre-funded warrant and accompanying warrant). This private placement transaction is referred to as the PIPE Financing. More information regarding the Securities Purchase Agreement and the PIPE Financing are discussed in Note 12 to the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended June 30, 2022 and 2021, we recognized $6.3 million and $5.2 million of revenue, respectively, of which $5.7 million and $3.3 million was related to our collaboration with GBT and $0.6 million and $1.9 million to our collaboration with Incyte, respectively. For the six months ended June 30, 2022 and 2021, we recognized $11.7 million and $10.0 million of revenue, respectively, of which $10.7 million and $7.4 million was related to our collaboration with GBT and $1.0 million and $2.6 million to our collaboration with Incyte, respectively.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Tamibarotene external costs	$15,851	$9,052	$21,947	$13,564
SY-5609 and other CDK7 program external costs	1,387	2,821	4,057	5,927
SY-2101 program external costs	1,067	991	2,729	1,758
Other research and platform program external costs	3,565	3,882	7,850	7,233
Employee-related expenses, including stock-based compensation	9,278	7,370	17,959	14,080
Facilities and other expenses	1,952	1,670	3,729	3,253
Total research and development expenses	$33,100	$25,786	$58,271	$45,815

We expect our research and development expenses will increase for the foreseeable future as we seek to advance our programs. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

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

Results of Operations

Comparison of three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,
	2022	2021	Dollar Change	% Change
Statements of Operations Data:
Revenue	$6,276	$5,162	$1,114	22%
Operating expenses:
Research and development	33,100	25,786	7,314	28%
General and administrative	6,945	5,520	1,425	26%
Total operating expenses	40,045	31,306	8,739	28%
Loss from operations	(33,769)	(26,144)	(7,625)	29%
Interest income	112	12	100	833%
Interest expense	(981)	(969)	(12)	1%
Change in fair value of warrant liability	157	4,611	(4,454)	(97)%
Net loss	$(34,481)	$(22,490)	$(11,991)	53%

Revenue

For the three months ended June 30, 2022, revenue was $6.3 million, of which $5.7 million was attributable to our collaboration with GBT and $0.6 million was attributable to our collaboration with Incyte. For the three months ended June 30, 2021, revenue was $5.2 million, of which $3.3 million was attributable to our collaboration with GBT and $1.9 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $7.3 million, or 28%, from $25.8 million for the three months ended June 30, 2021 to $33.1 million for the three months ended June 30, 2022. The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021, together with the changes to those items in dollars (in thousands):

	Three Months Ended June 30,
	2022	2021	Dollar Change	% Change
External research and development	$20,782	$15,015	$5,767	38%
Employee-related expenses, excluding stock-based compensation	7,845	5,919	1,926	33%
Stock-based compensation	1,433	1,451	(18)	(1)%
Consulting, licensing and professional fees	1,088	1,731	(643)	(37)%
Facilities and other expenses	1,952	1,670	282	17%
Total research and development expenses	$33,100	$25,786	$7,314	28%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $5.8 million, or 38%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our existing clinical trials of tamibarotene, SY-2101 and SY-5609, and advancement of our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $1.9 million, or 33%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount;
•	a decrease of approximately $0.6 million, or 37%, for consulting, licensing and professional fees, primarily related to decreases in costs associated with our pre-clinical programs and SY-5609; and
•	an increase of approximately $0.3 million, or 17%, for facilities and other expenses, primarily due to our increased headcount.

General and Administrative Expense

General and administrative expense increased by approximately $1.4 million, or 26%, from $5.5 million for the three months ended June 30, 2021 to $6.9 million for the three months ended June 30, 2022. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses, and an increase in recruiting fees.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents, and marketable securities. The increase in interest income during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was due to the higher average balance of investment in marketable securities during the three month period ended June 30, 2022 compared to the same period in 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased slightly from the three months ended June 30, 2021 to the three months ended June 30, 2022 due to a higher average outstanding credit facility balance during the three month period ended June 30 2022.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was a result of the remeasurement of the fair value of warrants issued in connection with the December 2020 private placement.

Comparison of six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,
	2022	2021	Dollar Change	% Change
Statements of Operations Data:
Revenue	$11,743	$9,989	$1,754	18%
Operating expenses:
Research and development	58,271	45,815	12,456	27%
General and administrative	13,894	11,260	2,634	23%
Total operating expenses	72,165	57,075	15,090	26%
Loss from operations	(60,422)	(47,086)	(13,336)	28%
Interest income	147	24	123	513%
Interest expense	(1,956)	(1,937)	(19)	1%
Change in fair value of warrant liability	2,604	12,281	(9,677)	(79)%
Net loss	$(59,627)	$(36,718)	$(22,909)	62%

Revenue

For the six months ended June 30, 2022, revenue was $11.7 million, of which $10.7 million was attributable to our collaboration with GBT and $1.0 million was attributable to our collaboration with Incyte. For the six months ended June 30, 2021, revenue was $10.0 million, of which $7.4 million was attributable to our collaboration with GBT and $2.6 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $12.5 million, or 27%, from $45.8 million for the six months ended June 30, 2021 to $58.3 million for the six months ended June 30, 2022. The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021, together with the changes to those items in dollars (in thousands):

	Six Months Ended June 30,
	2022	2021	Dollar Change	% Change
External research and development	$33,881	$25,820	$8,061	31%
Employee-related expenses, excluding stock-based compensation	15,131	11,305	3,826	34%
Stock-based compensation	2,828	2,775	53	2%
Consulting, licensing and professional fees	2,702	2,662	40	2%
Facilities and other expenses	3,729	3,253	476	15%
Total research and development expenses	$58,271	$45,815	$12,456	27%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•

an increase of approximately $8.1 million, or 31%, for external research and development costs, primarily due to increases in costs associated with the continued advancement of our clinical programs and our preclinical programs, including our sickle cell disease development activities in collaboration with GBT;

•	an increase of approximately $3.8 million, or 34%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount; and
•	an increase of approximately $0.5 million, or 15%, for facilities and other expenses, primarily due to our increased headcount.

General and Administrative Expense

General and administrative expense increased by approximately $2.6 million, or 23%, from $11.3 million for the six months ended June 30, 2021 to $13.9 million for the six months ended June 30, 2022. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses, an increase in recruiting fees, and an increase in software costs.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents, and marketable securities. The increase in interest income during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was due to higher average investment balance in marketable securities during the six months ended June 30, 2022 compared to the same period in 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense for the six months ended June 30, 2022 has slightly increased compared to the interest expense for the six months ended June 30, 2021 due to higher average outstanding credit facility balance during the six months ended June 30, 2022.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was a result of the remeasurement of the fair value of warrants issued in connection with the December 2020 private placement.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through June 30, 2022, primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. On July 3, 2022, we entered into an amendment, or the Loan Amendment, to the Loan Agreement with Oxford. Pursuant to the Loan Amendment, Oxford has agreed to modify the Loan Agreement in order to, among other things, (i) consent to the entry into the Merger Agreement, and subject to certain conditions, the consummation of the merger, (ii) upon the consummation of the merger and the PIPE Financing and the receipt of proceeds therefrom, and subject to the payment of certain fees, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and (iii) upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026. As of June 30, 2022 $20.0 million remains available under the Loan Agreement at the sole discretion of Oxford.

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

As of June 30, 2022, $75.0 million in common stock remained available for future issuance under the sales agreement.

As of June 30, 2022, $224.4 million of securities remained available for future issuance under the shelf registration statement.

As of June 30, 2022, we had cash, cash equivalents, and marketable securities of approximately $86.3 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(56,195)	$(48,444)
Investing activities	23,272	(35,107)
Financing activities	(315)	70,482
Net decrease in cash, cash equivalents and restricted cash	$(33,238)	$(13,069)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $56.2 million during the six months ended June 30, 2022 compared to $48.4 million for the six months ended June 30, 2021. The increase in net cash used in operating activities during the six months ended June 30, 2022 was primarily due to a $13.3 million increase in loss from operations offset by a $5.2 million change in the net operating assets balances during the six months ended June 30, 2022.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $23.3 million during the six months ended June 30, 2022 compared to net cash used in investing activities of $35.1 million during the six months ended June 30, 2021. The net cash provided by investing activities was primarily due to maturities of marketable securities of $23.5 million, offset by the purchase of $0.2 million of property and equipment during the six months ended June 30, 2022. The net cash used in investing activities was due to the $0.7 million purchase of property and equipment and the $34.4 million investments in marketable securities during the six months ended June 30, 2021.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.3 million during the six months ended June 30, 2022 compared to net cash provided by financing activities of $70.5 million for the six months ended June 30, 2021. Cash used in financing activities for the six months ended June 30, 2022 was primarily due to $0.1 million of payments made under our financing lease, offset by proceeds from issuance of shares of our common stock pursuant to our employee stock purchase plan. In comparison, the cash provided by financing activities for the six months ended June 30, 2021 was primarily due to net proceeds of $70.3 million from a public offering of shares of our common stock, $0.2 million of proceeds from the issuance of common stock under our employee stock purchase plan, and $0.2 million of proceeds from the exercise of stock options, offset by $0.1 million of payments made under our financing lease.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	our ability to complete the Merger and the PIPE Financing and to give effect to certain provisions of the Loan Amendment with Oxford related to such closings;

•	the scope, progress, timing, costs and results of clinical trials of tamibarotene, SY-2101 and SY-5609 and any associated companion diagnostic tests;
•	research and preclinical development efforts for any future product candidates that we may develop;
•	the number of future product candidates that we pursue and their development requirements;
•	our ability to enter into, and the terms and timing of, any collaborations, licensing agreements or other arrangements;
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

We have incurred significant net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $86.6 million, $84.0 million and $75.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of June 30, 2022, we had an accumulated deficit of $523.2 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.

Based on our current operating plan and without giving effect to the Merger, PIPE Financing and Loan Amendment with Oxford, the completion of which cannot be assured, we anticipate that our cash, cash equivalents and marketable securities of $86.3 million as of June 30, 2022 will allow us to meet our liquidity requirements into the second quarter of 2023. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand, and our dependence on its ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of this Quarterly Report on Form 10-Q. We have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings and potential new collaborations and reducing cash expenditures. If we are able to complete the Merger and PIPE Financing and to give effect to certain provisions of the Loan Amendment with Oxford related to such closings, we would expect to have approximately $240 million in cash and other capital resources (after transaction expenses), which we believe will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2025. There is no guarantee that these transactions will close as planned, or at all, or that we will be successful in any other capital raising efforts, in which case we may not be able to continue our research and development programs as planned.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2022, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six-month periods ended June 30, 2022 and 2021.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Risks Related to the Merger

The exchange ratio will be determined in accordance with a formula and is not yet knowable. The actual exchange ratio could be materially different than currently anticipated.

On July 3, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Tack Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of us, or the Merger Sub, and Tyme Technologies, Inc., a Delaware corporation, or Tyme. Also on July 3, 2022, immediately prior to the execution and delivery of the Merger Agreement, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the investors agreed to purchase (i) an aggregate of 138.1 million shares of our common stock and/or pre-funded warrants to purchase shares of our common stock and (ii) accompanying warrants to purchase an aggregate of up to 138.1 million additional shares of our common stock (or pre-funded warrants in lieu thereof), at a price per unit of $0.94 (or $0.9399 per unit comprising a pre-funded warrant and accompanying warrant). This private placement transaction is referred to as the PIPE Financing.

At the effective time of the merger, outstanding shares of Tyme common stock will be converted into shares of our common stock at the exchange ratio. The exchange ratio was initially estimated to be 0.4312 shares of our common stock for each share of Tyme common stock, but the actual exchange ratio will depend on Tyme’s net cash and the number of shares of Tyme common stock outstanding at the closing of the merger. These figures, particularly with respect to Tyme’s net cash, may be materially different than the estimates used when initially estimating the exchange rate and may result in a materially different exchange rate. Based upon the initially estimated exchange ratio, following the merger and giving effect to the PIPE Financing, (i) our securityholders immediately before the merger together with the investors in the PIPE Financing are expected to own approximately 63% of the aggregate number of outstanding shares of our common stock following the merger and (ii) Tyme securityholders immediately before the merger are expected to own approximately 37% of the aggregate number of outstanding shares of our common stock following the merger, subject to certain assumptions (including as to the amount of Tyme net cash at closing, which could be materially different). Assuming the exercise of all our pre-funded warrants, including those being issued in the PIPE Financing, without giving effect to any beneficial ownership limitations applicable thereto, then (i) our securityholders immediately before the merger together with the investors in the PIPE Financing would own approximately 73% of the aggregate number of outstanding shares of our common stock following the merger and (ii) Tyme securityholders immediately before the merger would own approximately 27% of the aggregate number of outstanding shares of our common stock following the merger, subject to certain assumptions (including as to the amount of Tyme net cash at closing, which could be materially different). The foregoing percentages do not give effect to the exercise or conversion of outstanding stock options or warrants other than as set forth above.

The following table illustrates what the exchange ratio and the Tyme stockholders’ resulting pro forma ownership of us could be at certain levels of Tyme’s net cash. These examples assume: (i) Tyme has 172,206,894 shares of common stock outstanding immediately prior to the effective time and (ii) we have 126,860,798 shares of common stock outstanding immediately prior to the effective time, after giving effect to the PIPE Financing and assuming the exercise of all our pre-funded warrants, including those being issued in the PIPE Financing, without giving effect to any beneficial ownership limitations applicable thereto, but before the issuance of shares in the merger, and without giving effect to the exercise or conversion of outstanding stock options or warrants other than as set forth above:

	($ in millions)
Tyme Net Cash	$50.0	$55.0	$62.3	$65.0	$70.0
Exchange Ratio	0.3552	0.3861	0.4312	0.4479	0.4788
Former Tyme Stockholders’ Pro Forma Ownership	23.23%	24.75%	26.87%	27.62%	28.97%

The exchange ratio will not be adjusted based on the market price of our common stock so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

Any changes in the market price of our stock before the completion of the merger will not affect the number of shares Tyme stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, then Tyme stockholders could receive merger consideration with substantially more value for their shares of Tyme common stock than the parties had negotiated when they established the exchange ratio. Similarly, if before the completion of the merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Tyme stockholders could receive merger consideration with substantially lower value. The Merger Agreement does not include a price-based termination right.

Failure to complete the merger may result in us paying a termination fee to Tyme, which could harm our common stock price of and future business and operations.

If the merger is not completed, we are subject to the following risks:

•	if the Merger Agreement is terminated under specified circumstances, we will be required to pay Tyme a termination fee of $2.068 million;
•	the price of our common stock may decline and could fluctuate significantly; and
•	we may be required to pay certain costs related to the merger, such as financial advisor, legal and accounting fees, whether or not the merger is consummated.

If the Merger Agreement is terminated and our board of directors or Tyme’s board of directors determines to seek another business combination, there can be no assurance that either we or Tyme will be able to find a partner with whom a business combination would yield greater benefits than the benefits to be provided under the Merger Agreement.

If the merger or the PIPE Financing is not consummated and we are unable to obtain sufficient additional capital from other sources, there may continue to be substantial doubt about our ability to continue as a going concern.

As of and for the year ended December 31, 2021 and as of and for the three-months ended June 30, 2022, our management concluded that there was substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the respective consolidated financial statements. If the merger or the PIPE Financing is not consummated, there may continue to be substantial doubt about our ability to continue as a going concern. There is no assurance that we will consummate the merger or the PIPE Financing, and if we are unable to continue as a going concern, we may be forced to substantially reduce our planned clinical operations or liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

If the conditions to the merger are not satisfied or waived, the merger may not occur.

The closing of the merger is subject to a number of conditions as set forth in the Merger Agreement that must be satisfied or waived, including, among others: (i) the approval of the adoption of the Merger Agreement by the Tyme stockholders, (ii) the approval of the issuance of shares of our common stock by our stockholders, (iii) the receipt of certain authorizations, consents, orders or approvals in connection with the merger and the consummation of the other transactions contemplated by the Merger Agreement, (iv) the effectiveness of a registration statement on Form S-4 under the Securities Act, (v) the absence of any order, executive order, stay, decree, judgment or injunction or statute, rule or regulation in effect that has the effect of making the merger illegal or otherwise prohibiting consummation of the merger, (vi) the approval of the listing of the additional shares of our common stock on The Nasdaq Stock Market, (vii) Tyme having net cash that exceeds $50.0 million as of the closing date of the merger and (viii) unless waived by Tyme, the completion of the PIPE Financing with gross proceeds of at least $100.0 million. The closing of the merger is also dependent upon the accuracy of representations and warranties made by the parties to the Merger Agreement (subject to customary materiality qualifiers and other customary exceptions) and the performance in all material respects by the parties of obligations imposed under the Merger Agreement.

There can be no assurance as to whether or when the conditions to the closing of the merger will be satisfied or waived or as to whether or when the merger will be consummated. If the conditions are not satisfied or waived, the merger may not occur or the closing may be delayed, and we may lose some or all of the intended benefits of the merger.

If the sale of some or all of the PIPE Financing fails to close, we may not consummate the merger; if we fail to consummate the merger, the PIPE Financing may not close.

In connection with the merger, Tyme’s obligation to close the merger is conditioned upon the PIPE Financing being completed substantially concurrently with the merger with gross proceeds to us of at least $100 million. The proceeds from the sale of our securities in the PIPE Financing will be made available to the combined company at the closing of the merger for general corporate purposes. We have entered into a definitive Securities Purchase Agreement with accredited institutional investors, obligating such investors to purchase securities in the PIPE Financing for an aggregate purchase price of $130 million. However, if the sale of our securities in the PIPE Financing does not close by reason of the failure by some or all of the PIPE Financing investors to fund the purchase price for those securities, for example, we may not satisfy our obligation under the Merger Agreement to consummate the PIPE Financing with gross proceeds of at least $100 million to us substantially concurrently with the merger. In the event of any such failure to fund, if Tyme does not waive our requirement to satisfy such condition, we may not be able to obtain additional funds to account for such shortfall with respect to the PIPE Financing or the consummation of the merger on terms favorable to us, or at all. Additionally, the obligation of investors to close the PIPE Financing is contingent upon the occurrence of all conditions precedent to the closing set forth in the Merger Agreement, for example, that Tyme’s net cash shall exceed $50 million (subject to certain exceptions) at the closing date of the merger. In the event of any such failure to meet conditions precedent, including the failure of Tyme’s net cash to exceed $50 million as described above, if the PIPE investors do not waive our requirement to satisfy such condition, we may not be able to obtain additional funds to account for such shortfall resulting from the failure to consummate the merger or close the PIPE Financing on terms favorable to us, or at all. Any such shortfall would also reduce the amount of funds that we have available for our working capital.

The merger may be completed even though a material adverse effect may result from the announcement of the merger, industry-wide changes or other causes.

In general, neither we nor Tyme is obligated to complete the merger if there is a material adverse effect affecting the other party between July 3, 2022, the date of the Merger Agreement, and the closing of the merger. However, certain types of changes are excluded from the concept of a “material adverse effect.” Such exclusions include but are not limited to changes in general economic or market conditions, industry wide changes, changes in the generally accepted accounting principles in the United States, or GAAP, changes in laws, rules or regulations of general applicability or interpretations thereof, natural disasters, pandemics (including the COVID-19 pandemic), outbreaks of hostilities or acts of terrorism, changes resulting from the announcement or pendency of the merger, and failures to meet internal guidance, budgets, plans or forecasts. Therefore, if any of these events were to occur impacting us or Tyme, the other party would still be obliged to consummate the closing of the merger. If any such adverse changes occur and we and Tyme consummate the closing of the merger, the stock price of the combined company may suffer. This in turn may reduce the value of the merger to the stockholders of us, Tyme or both.

If the merger is consummated, the combined company may need to raise additional capital by issuing equity securities or additional debt, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

The expected gross proceeds from the PIPE Financing are approximately $130 million, before deducting estimated offering expenses and not including any proceeds that we may receive in connection with the exercise of the warrants. The closing of the PIPE Financing is conditioned upon the satisfaction or waiver of the conditions to the closing of the merger as well as certain other conditions.

Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the combined company, including our pre-merger securityholders and Tyme’s former securityholders. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any issuance of equity securities that causes a change in control, as defined in the Loan Agreement with Oxford, would require the consent of Oxford, which consent may be granted or withheld in its sole discretion. The Loan Agreement restricts the ability of the combined company to incur debt financing and to create liens to secure any such financing. As such, any debt financing and any lien created to secure such debt financing is likely to require the consent of Oxford, which consent may be granted or withheld in its sole discretion. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments, which limitations and prohibitions may be more restrictive than the existing covenants in the Loan Agreement applicable to the combined company.

Some directors and executive officers of us and Tyme have interests in the merger that are different from yours and that may influence them to support or approve the merger without regard to your interests.

Directors and executive officers of us and Tyme may have interests in the merger that are different from, or in addition to, the interests of other of our and Tyme’s stockholders generally. These interests with respect to our directors and executive officers may include, among others, that our directors and executive officers are expected to continue to serve as directors and executive officers, respectively, of the combined company after the effective time of the merger; and that our directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. Additionally, certain of our directors and executive officers and their affiliates have agreed to participate in the PIPE Financing. These interests with respect to Tyme directors and executive officers may include, among others, acceleration of stock option vesting; that certain stock options to purchase shares of Tyme common stock will be converted into and become options to purchase shares of our common stock; retention bonus payments; extension of exercisability periods of previously issued stock option grants; severance payments if employment is terminated in a qualifying termination in connection with the merger and rights to continued indemnification; expense advancement and insurance coverage. In addition to the current members of our board of directors who are expected to continue to serve on our board of directors, following the closing of the merger, Tyme will have the right to designate one member of our board of directors and investors in the PIPE Financing will have the right to designate up to two members of our board of directors, who will each be eligible to be compensated as a non-employee director pursuant to our director compensation program.

The Syros and Tyme boards of directors were aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the merger, and recommend the approval of the Merger Agreement and related matters to our and Tyme’s stockholders. These interests, among other factors, may have influenced the directors and executive officers of us and Tyme to support or approve the merger.

Our stockholders may not realize a benefit from the merger and PIPE Financing commensurate with the ownership dilution they will experience in connection with the merger and the PIPE Financing.

If the combined company is unable to realize the full benefits currently anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the benefits currently anticipated from the merger and the PIPE Financing.

If the merger is not completed, our stock price may fluctuate significantly.

The market price of our common stock is subject to significant fluctuation. During the 12-month period ended July 1, 2022, the closing sales price of our common stock on The Nasdaq Global Select Market ranged from a high of $5.55 on September 2, 2021 to a low of $0.6940 on May 25, 2022. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. Although our common stock will remain subject to such significant fluctuations even if the merger is completed, the market prices of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the merger or otherwise raise additional capital to support our operations if the merger is not consummated and another strategic or financial transaction cannot be identified, negotiated and consummated in a timely manner, if at all.

The volatility of the market price of our common stock may be exacerbated by low trading volume or other factors. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Our securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the merger, our current stockholders will own a smaller percentage of the combined company than their ownership prior to the merger. Based upon the initially estimated exchange ratio, following the merger and giving effect to the PIPE Financing, (i) our securityholders immediately before the merger together with the investors in the PIPE Financing are expected to own approximately 63% of the aggregate number of outstanding shares of our common stock following the merger and (ii) Tyme securityholders immediately before the merger are expected to own approximately 37% of the aggregate number of outstanding shares of our common stock following the merger, subject to certain assumptions (including as to the amount of Tyme net cash at closing, which could be materially different). Assuming the exercise of all pre-funded warrants, including those being issued in the PIPE Financing, without giving effect to any beneficial ownership limitations applicable thereto, then (i) our securityholders immediately before the merger together with the investors in the PIPE Financing would own approximately 73% of the aggregate number of outstanding shares of our common stock following the merger and (ii) Tyme securityholders immediately before the merger would own approximately 27% of the aggregate number of outstanding shares of our common stock following the merger, subject to certain assumptions (including as to the amount of Tyme net cash at closing, which could be materially different). The foregoing percentages do not give effect to the exercise or conversion of outstanding stock options or warrants other than as set forth above. Our executive officers are expected to continue to serve as the executive officers of the combined company following the completion of the merger.

During the pendency of the merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect our business prospects.

Covenants in the Merger Agreement impede our ability to make acquisitions during the pendency of the merger, subject to specified exceptions. As a result, if the merger is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, proposing, seeking or knowingly encouraging, facilitating or supporting any inquiries, indications of interest, proposals or offers that constitute or may reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to our stockholders, but we may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of us and Tyme from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if the Merger Agreement is terminated under specified circumstances, we would be required to pay Tyme a termination fee of $2.068 million or Tyme would be required to pay us a termination fee of $2.443 million. These termination fees may discourage third parties from submitting competing proposals to us or Tyme or to our respective stockholders and may cause our board of directors or the Tyme board of directors to be less inclined to recommend a competing proposal.

The financial analyses, estimates and forecasts considered by us and Tyme in connection with the merger may not be realized.

The unaudited prospective financial information of us and Tyme considered by us and Tyme in connection with the merger were not prepared with a view toward public disclosure, and such information and the estimated synergies were not prepared with a view toward compliance with published guidelines of the SEC or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of prospective financial information. The estimates and assumptions underlying the unaudited prospective financial information and estimated synergies involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions, future tax rates and future business decisions which may not be realized and that are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, including, among others, risks and uncertainties described in the Registration Statement on Form S-4 that we filed with the SEC in connection with the merger on July 18, 2022, including under the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Industry Data,” all of which are difficult to predict and many of which are beyond the control of us and/or Tyme. In addition, the unaudited prospective financial information and estimated synergies will be affected by our or Tyme’s, as applicable, ability to achieve strategic goals, objectives and targets over the applicable periods. As a result, there can be no assurance that the underlying assumptions will prove to be accurate or that the projected results or synergies will be realized, and actual results or synergies likely will differ, and may differ materially, from those reflected in the unaudited prospective financial information and the estimated synergies, whether or not the merger is completed, which could have an adverse effect on our business, financial condition and result of operations.

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

We believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2023. These funds may not be sufficient to fund operations for at least the next 12 months from the date of issuance of these consolidated financial statements which raises substantial doubt about our ability to continue as a going concern. Our future viability beyond one year from the date of issuance of these consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs.

Following the closing of the merger and the PIPE Financing and giving effect to certain provisions of the Loan Amendment related to such closings, the total cash balance of the combined company is expected to be approximately $240.0 million (after transaction expenses), which we believe will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2025, allowing us to advance our late-stage clinical programs toward commercialization, including tamibarotene, currently being studied in the SELECT-MDS-1 trial and the randomized portion of the SELECT-AML-1 trial, and SY-2101, which we plan to advance into a Phase 3 trial for the treatment of APL in the second half of 2023.

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

•	the costs of precommercial activities related to our product candidates, including any physician education programs relating to selecting and treating genomically defined patient populations;
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

We expect our expenses to remain high in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, as we did through a public offering of our common stock in January 2021, the ownership interests of our existing stockholders may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, debt financing, such as our term loan facility with Oxford that we entered into in February 2020 and amended in July 2022, has created fixed payment obligations and imposed restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, such as our collaboration agreement with GBT, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In this regard, we recently announced that we plan to determine the best course for further development of SY-5609 after assessing the safety and clinical activity data from the safety lead-in portion of the trial evaluating SY-5609 in combination with chemotherapy in relapsed/refractory metastatic pancreatic cancer patients that we expect to report in the second half of 2022. Further, we have announced that we are seeking partnerships for our oncology discovery programs, including our CDK12 program. In addition, we previously announced that we did not plan to pursue Phase 3 development of SY-2101 unless and until we secure additional capital. We believe that the total cash balance of the combined company following the closing of the merger and the PIPE Financing and giving effect to certain provisions of the Loan Amendment related to such closings, will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2025, including the advancement of our late stage clinical assets, and have recently announced that, subject to the closing of these transactions, we now expect to initiate a Phase 3 clinical trial of SY-2101 in the second half of 2023. However, we cannot provide assurance that these transactions will be consummated, or that sufficient additional capital to support the further development of SY-5609 or our oncology discovery programs can be obtained or will be obtained on favorable terms.

The terms of our Loan and Security Agreement place restrictions on our operating and financial flexibility.

In February 2020, we entered into the Loan Agreement with Oxford, which is secured by substantially all of our currently owned or later acquired personal property other than our intellectual property (but including the right to payments and proceeds of intellectual property), which is subject to a negative pledge. We refer to the Loan and Security Agreement with Oxford as the Loan Agreement. We borrowed $20.0 million upon execution of the Loan Agreement and borrowed an additional $20.0 million term loan advance in December 2020. One additional term loan advance of $20.0 million remains available under the Loan Agreement, subject to certain terms and conditions, including the achievement of certain milestones.

On July 3, 2022, we entered into an amendment to the Loan Agreement, or the Loan Amendment, pursuant to which Oxford, its capacity as lender and agent, has agreed to modify the Loan Agreement in order to, among other things, (i) consent to the entry into the Merger Agreement, and subject to certain conditions, the consummation of the merger, (ii) upon the consummation of the Merger and the PIPE Financing and the receipt of proceeds therefrom, and subject to the payment of certain fees, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and (iii) upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026.

The Loan Agreement, as amended by the Loan Amendment, contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, as more fully described in the Loan Agreement and Loan Amendment. In particular, the Loan Agreement also includes events of default, the occurrence and during the continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our property securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us, or to immediately cease operations.

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

Because we have limited financial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. In this regard, we previously announced that we do not plan to pursue Phase 3 development of SY-2101 unless and until we secure additional capital, and have more recently announced that we expect to initiate a Phase 3 clinical trial of SY-2101 in the second half of 2023 upon consummation of the merger and the PIPE Financing and upon recognition of the effect of certain provisions of the Loan Amendment related to such closings. In addition, we have elected to deprioritize our planned evaluation of SY-5609 in patients with hematologic malignancies, and plan to determine the best course for further development of SY-5609 after assessing the safety and clinical activity data from the safety lead-in portion of the trial evaluating SY-5609 in combination with chemotherapy in relapsed/refractory metastatic pancreatic cancer patients that we expect to report in the second half of 2022.

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

SY-2101 may face competition from Trisenox® or any of the generic forms of Trisenox, an IV ATO product approved by the FDA for the treatment of APL. We are also aware of a traditional Chinese medicine (TCM)-based formulation of oral arsenic commercially available in China. In addition, we are aware of an oral formulation of ATO in clinical development by Phebra Pty Ltd, or Phebra, an Australian based specialty pharmaceutical group. Phebra has entered into an agreement with Medsenic SAS, a European biopharmaceutical company, for the investigation of their oral ATO compound for the treatment of autoimmune diseases. We are also aware of an oral formulation of ATO being studied in an academic setting in Hong Kong.

In addition, we are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd. and Exelixis, Inc., and three other selective CDK7 inhibitor programs that we believe are in preclinical development from Qurient Co. Ltd., Yungjin Pharma Co., Ltd., and The Translational Genomics Research Institute, and a collaboration between Exscientia Ltd. and GT Apeiron Therapeutics Ltd. focused on developing novel cyclin-dependent kinase, or CDK, inhibitors, including selective CDK7 inhibitors. SY -5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in pancreatic cancer and BRAF-mutant colorectal cancer, the disease areas where we are currently focusing our development of SY-5609.

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

Risks Related to Our Dependence on Third Parties

We currently depend on a third-party manufacturer to develop and validate the clinical trial assay being used to select patients with our proprietary RARA biomarker, and if this assay does not perform as designed, our clinical trials of tamibarotene may be adversely affected.

We are currently conducting SELECT-MDS-1, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in HR-MDS patients who have been prospectively selected using our proprietary RARA biomarker, and SELECT-AML-1, a randomized Phase 2 clinical trial evaluating tamibarotene in combination with venetoclax and azacitidine in RARA-positive newly diagnosed patients with AML who are not suitable candidates for standard intensive chemotherapy. We collaborate with a third party with respect to the clinical trial assay being used to select patients with the RARA biomarker for inclusion in these trials. The FDA has approved an investigational device exemption for the assay being used to select patients with the RARA biomarker, and we used this assay in our earlier Phase 2 trial evaluating the safety and efficacy of tamibarotene in certain AML and MDS patient populations. Based on data from over 175 patients screened in our clinical trials, we believe approximately 50% of MDS patients and approximately 30% of AML patients are positive for the RARA biomarker. Our ability to continue to prospectively select RARA-positive patients for SELECT-MDS-1 and SELECT-AML-1 depends on the ability of this clinical trial assay to identify suitable patients for these clinical trials. If this assay does not perform as designed, it could adversely affect our estimated timelines to enroll patients, or adversely impact the results of these trials, which could significantly harm our business and commercial prospects.

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

We have obtained orphan drug designation for tamibarotene for the treatment of MDS in the United States, and for the treatment of AML in the United States and in Europe. In addition, the EMA has issued a positive opinion on our application for orphan drug designation for tamibarotene for the treatment of MDS in Europe. SY-2101 has also received orphan drug designation for the treatment of APL in the United States, and for the treatment of AML in Europe. In the future, we or any collaborators may seek orphan drug designations for tamibarotene or SY-2101 in other indications or territories or for other product candidates and may be unable to obtain such designations. Even if we do secure such designations and orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Further, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care. Finally, orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

Risks Related to our Common Stock

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

The Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, contains significant changes with respect to federal net operating loss carryforwards, including the limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income and the elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and such net operating losses arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years). Regulatory guidance under the Tax Act and the CARES Act is and continues to be forthcoming, and such guidance could further impact our ability to utilize our net operating loss carryforwards.

In addition, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Furthermore, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a cumulative change in ownership of significant shareholders of greater than 50%, by value, over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and research and development tax credit carryforwards to offset its post-change income may be limited. The merger and the PIPE Financing is expected to result in an ownership change for purposes of Section 382, and as a result our ability to use our historical net operating loss and tax credit carryforwards will be materially limited. Such limitation, or any adjustments to our carryforwards made by the Internal Revenue Service or state tax authorities, could harm our future operating results by effectively increasing our future tax obligations.

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

Syros Pharmaceuticals, Inc.

Date: August 9, 2022	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer (Principal Financial Officer)