Form 10-Q
period 2022-09-30
Syros Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on November 10, 2022: 20,225,921

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
•
our ability to successfully integrate Tyme Therapeutics, Inc., or Tyme, and realize the anticipated benefits of the acquisition of Tyme, which was completed in September 2022;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$171,532	$92,302
Marketable securities	72,949	38,067
Contract assets	1,771	2,979
Prepaid expenses and other current assets	6,053	3,237
Total current assets	252,305	136,585
Property and equipment, net	12,062	12,844
Marketable securities – noncurrent	—	13,038
Other long-term assets	3,667	2,941
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	13,464	14,104
Right-of-use assets – financing leases	141	337
Total assets	$284,725	$182,935
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,017	$3,692
Accrued expenses	21,713	15,624
Deferred revenue	1,625	10,181
Financing lease obligations, current portion	137	291
Operating lease obligation, current portion	1,932	1,720
Total current liabilities	38,424	31,508
Financing lease obligations, net of current portion	3	65
Operating lease obligation, net of current portion	21,385	22,858
Warrant liability	55,228	3,029
Debt, net of debt discount, long term	40,514	40,257
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 70,000,000 and 20,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 20,225,352 and 6,202,404 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	20	6
Additional paid-in capital	682,836	548,870
Accumulated other comprehensive loss	(226)	(79)
Accumulated deficit	(553,459)	(463,579)
Total stockholders’ equity	129,171	85,218
Total liabilities and stockholders’ equity	$284,725	$182,935

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$3,891	$5,697	$15,634	$15,686
Operating expenses:
Research and development	25,759	27,262	84,030	73,077
General and administrative	8,076	5,346	21,970	16,606
Transaction related expenses	9,510	—	9,510	—
Total operating expenses	43,345	32,608	115,510	89,683
Loss from operations	(39,454)	(26,911)	(99,876)	(73,997)
Interest income	392	32	539	56
Interest expense	(1,051)	(984)	(3,008)	(2,921)
Change in fair value of warrant liability	9,860	1,836	12,465	14,117
Net loss applicable to common stockholders	$(30,253)	$(26,027)	$(89,880)	$(62,745)
Net loss per share applicable to common stockholders - basic and diluted	$(3.21)	$(4.14)	$(11.93)	$(10.06)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	9,417,069	6,292,830	7,536,149	6,239,482

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(30,253)	$(26,027)	$(89,880)	$(62,745)
Other comprehensive gain (loss):
Unrealized holding gain (loss) on marketable securities	87	14	(147)	(5)
Comprehensive loss	$(30,166)	$(26,013)	$(90,027)	$(62,750)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the nine months ended September 30, 2022 and 2021

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	5,622,274	$5	$467,569	$—	$(377,021)	$90,553
Exercise of stock options	2,013	—	157	—	—	157
Vesting of restricted stock units	26,701	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	3,305	—	153	—	—	153
Stock-based compensation expense	—	—	7,479	—	—	7,479
Issuance of common stock at-the-market, net of issuance costs of $5,132	540,000	1	70,467	—	—	70,468
Other comprehensive loss	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(62,745)	(62,745)
Balance at September 30, 2021	6,194,293	$6	$545,825	$(5)	$(439,766)	$106,060

Balance at December 31, 2021	6,202,403	$6	$548,870	$(79)	$(463,579)	$85,218
Exercise of stock options	3,770	—	1	—	—	1
Vesting of restricted stock units	83,569	1	—	—	—	1
Issuance of shares under Employee Stock Purchase Plan	13,293	—	108	—	—	108
Stock-based compensation expense	—	—	8,507	—	—	8,507
Issuance of shares in private placement, net of issuance cost of $5,068	6,387,173	6	60,106	—	—	60,112
Issuance of shares in merger, net of issuance cost of $3,136	7,546,014	7	65,325	—	—	65,332
Redemption of fractional shares due to reverse stock split	(10,870)	—	(81)	—	—	(81)
Other comprehensive loss	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	(89,880)	(89,880)
Balance at September 30, 2022	20,225,352	$20	$682,836	$(226)	$(553,459)	$129,171

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the three months ended September 30, 2022 and 2021

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at June 30, 2021	6,192,025	$6	$543,729	$(19)	$(413,739)	$129,977
Vesting of restricted stock units	2,268	—	—	—	—	—
Stock-based compensation expense	—	—	2,096	—	—	2,096
Other comprehensive gain	—	—	—	14	—	14
Net loss	—	—	—	—	(26,027)	(26,027)
Balance at September 30, 2021	6,194,293	$6	$545,825	$(5)	$(439,766)	$106,060

Balance at June 30, 2022	6,298,898	$7	$554,531	$(313)	$(523,206)	$31,019
Vesting of restricted stock units	4,137	—	—	—	—	—
Stock-based compensation expense	—	—	2,955	—	—	2,955
Issuance of shares in private placement, net of issuance cost of $5,068	6,387,173	6	60,106	—	—	60,112
Issuance of shares in merger, net of issuance cost of $3,136	7,546,014	7	65,325	—	—	65,332
Redemption of fractional shares due to reverse stock split	(10,870)	—	(81)	—	—	(81)
Other comprehensive gain	—	—	—	87	—	87
Net loss	—	—	—	—	(30,253)	(30,253)
Balance at September 30, 2022	20,225,352	$20	$682,836	$(226)	$(553,459)	$129,171

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(89,880)	$(62,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,001	2,050
Amortization of right-of-use asset	196	195
Transaction related expenses allocated to warrants issued in connection with private placement	5,015	—
Stock-based compensation expense	8,507	7,479
Change in fair value of warrant liability	(12,465)	(14,117)
Net amortization of premiums and discounts on marketable securities	198	122
Amortization of debt-discount and accretion of deferred debt costs	557	521
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,466)	(1,813)
Accounts receivable	—	7
Contract assets	1,208	(1,308)
Other long-term assets	(726)	(694)
Accounts payable	323	334
Accrued expenses	3,727	1,048
Deferred revenue	(8,556)	(7,111)
Operating lease asset and liabilities	(621)	(539)
Net cash used in operating activities	(91,982)	(76,571)
Investing activities
Purchases of property and equipment	(567)	(1,000)
Purchases of marketable securities	—	(51,408)
Maturities of marketable securities	30,031	—
Net cash (used in) provided by investing activities	29,464	(52,408)
Financing activities
Payments on financing and capital lease obligations	(216)	(196)
Proceeds from issuance of common stock through employee benefit plans	—	157
Proceeds from the issuance of common stock through employee stock purchase plan	109	153
Proceeds from the issuance of common stock through exercise of option	1	—
Cash and cash equivalents acquired in connection with merger, net of issuance costs paid	14,166	—
Payment to creditor related to debt modification	(300)	—
Proceeds from issuance of common stock and accompanying warrants and pre-funded warrants in private placement, net of issuance costs	128,093	—
Proceeds from issuance of common stock and warrants in public offering, net of issuance costs	—	70,337
Redemption of fractional shares due to the reverse stock split	(81)	—
Payment of issuance cost related to out of period offering	(24)	(36)
Net cash (used in) provided by financing activities	141,748	70,415
Net (decrease) increase in cash, cash equivalents and restricted cash	79,230	(58,564)
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	95,388	177,070
End of period	$174,618	$118,506
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,417	$2,380
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$678	$178
Offering costs incurred but unpaid as of period end	$10,746	$10

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

The Company has incurred significant net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $86.6 million, $84.0 million and $75.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of September 30, 2022, the Company had an accumulated deficit of $553.5 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.

On September 16, 2022, the Company filed an amendment to its Restated Certificate of Incorporation (the “Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the reverse stock split of its common stock, such that every 10 shares of the Company’s common stock held by a stockholder immediately prior to the reverse stock split were combined and reclassified into one share of the Company’s common stock (the “Reverse Stock Split”). Except where otherwise indicated, all share and per share amounts in the accompanying financial statements, related footnotes, and management’s discussion and analysis have been adjusted retroactively to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

On September 16, 2022, the Company completed its acquisition of Tyme Technologies, Inc., a Delaware corporation (“Tyme”), in accordance with an Agreement and Plan of Merger, dated as of July 3, 2022 (the “Merger Agreement”). The Company issued approximately 7.5 million shares of its common stock to the former Tyme stockholders in exchange for all of the shares of Tyme common stock issued and outstanding immediately prior to the merger, with Tyme surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the closing of the Merger, and in accordance with the terms of the Merger Agreement, the Company acquired net cash, cash equivalents and marketable securities of approximately $67.1 million.

On September 16, 2022, the Company issued in a private placement (the “2022 Private Placement”) 6,387,173 shares of common stock, and, in lieu of shares of common stock, pre-funded warrants (the “2022 Pre-Funded Warrants”) to purchase an aggregate of up to 7,426,739 shares of common stock, and, in each case, accompanying warrants (the “2022 Warrants”) to purchase an aggregate of up to 13,813,912 additional shares of common stock (or 2022 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $10.34 per share and accompanying 2022 Warrant (or $10.33 per 2022 Pre-Funded Warrant and accompanying 2022 Warrant). The 2022 Private Placement resulted in aggregate gross proceeds of $129.9 million, before $10.1 million of transaction costs.

Based on its current operating plan, the Company’s management believes that its cash, cash equivalents and marketable securities of $244.5 million as of September 30, 2022 will allow the Company to meet its liquidity requirements for a period of at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and statements of cash flows for the nine months ended September 30 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, (i) Syros Securities Corporation, a Massachusetts corporation formed by the Company in December 2014 to exclusively engage in buying, selling and holding securities on its own behalf, (ii) Syros Pharmaceuticals (Ireland) Limited, an Irish limited liability company formed by the Company in January 2019, and (iii) Tyme Technologies, Inc., a Delaware corporation, which is the surviving corporation in connection with the filing of a certificate of merger with the Secretary of State of the State of Delaware on September 16, 2022, pursuant to which Tack Acquisition Corp., a Delaware corporation formed by the Company in June 2022 to effect the Merger, merged with and into Tyme Technologies, Inc. (refer to Note 1). All intercompany transactions and balances have been eliminated in consolidation.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer. The Company and the chief operating decision maker view the Company’s operations and manage its business in one operating segment. The Company operates only in the United States.

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through September 30, 2022.

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

As of September 30, 2022, 100,000 pre-funded warrants to purchase common stock issued in connection with the December 2020 private placement (the “2020 Pre-Funded Warrants”), and 7,426,749 2022 Pre-Funded Warrants issued in connection with the September 2022 private placement (refer to Note 11) were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
Stock options	1,547,190	626,435
Unvested restricted stock units	521,316	185,096
Warrants*	14,354,007	499,010
Total	16,422,513	1,310,541

* As of September 30, 2022 , this is comprised of 211,709 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 11), 2,754 warrants to purchase common stock issued in connection with the execution of the Company’s loan agreement in February 2020 (refer to Note 8), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 8), 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 11), 13,813,912 warrants to purchase common stock issued in connection with the private placement in September 2022 (refer to Note 11), and 41,085 warrants to purchase Syros common stock that were issued upon the assumption and conversion of Tyme warrants in connection with the Merger (refer to Note 3). As of September 30, 2021, this is comprised of 211,709 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 11), 2,754 warrants to purchase common stock issued in connection with the execution of the Company’s loan agreement in February 2020 (refer to Note 8), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 8), and 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 11).

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

3. Recapitalization

On September 16, 2022, the Company issued approximately 7.5 million shares of its common stock to the former Tyme stockholders in connection with the Merger. The Company also issued options and warrants to purchase 733,545 shares of the Company’s common stock to certain holders of Tyme options and warrants that were outstanding immediately before the consummation of the Merger. The Merger is accounted for as a recapitalization because the Company was determined to be a legal and accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). This determination was primarily based on the following facts and circumstances:

•
The pre-combination equity holders of the Company hold the relative majority of voting rights in the combined entity;
•
The pre-combination equity holders of the Company have the right to appoint the majority of the directors on the combined entity’s board of directors;
•
Senior management of the Company comprises the senior management of the combined entity;
•
Operations of the Company comprise the ongoing operations of the combined entity; and
•
Upon effectiveness of the Merger, the primary assets of Tyme at the effective date were primarily cash, cash equivalents and marketable securities.

Under the recapitalization accounting model, the net assets acquired are recognized at fair value and any excess consideration transferred over the fair value of the net assets are reflected as a reduction to equity. Transaction costs incurred attributable to the Merger are also reflected as a reduction to the equity.

The carrying value of Tyme’s net assets as of September 16, 2022, which approximates fair value because of its short-term nature, is set forth below:

Fair Value
Cash and cash equivalents	$14,898
Marketable securities	52,220
Prepaid expenses	1,350
Total	$68,468

No value has been ascribed to the development programs acquired from Tyme in the Merger.

The Company incurred $3.1 million of transaction costs attributable to the Merger which are reflected as a reduction of additional paid-in capital. In addition, the Company paid $4.5 million of severance to former Tyme employees which is included in the Company's statement of operations as transaction related expenses.

4. Collaboration and Research Arrangements

Collaboration with Global Blood Therapeutics

On December 17, 2019, the Company entered into a license and collaboration agreement (the “GBT Collaboration Agreement”) with Global Blood Therapeutics, Inc. (“GBT”), now a subsidiary of Pfizer Inc., pursuant to which the parties agreed to a research collaboration to discover novel targets that induce fetal hemoglobin in order to develop new small molecule treatments for sickle cell disease and beta thalassemia. The research term (the “Research Term”) is for an initial period of three years and can be extended for up to two additional one-year terms upon mutual agreement.

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

At inception, the total transaction price was determined to be approximately $60.0 million, which consisted of a $20.0 million upfront non-refundable and non-creditable technology access fee and approximately $40.0 million in estimated reimbursable costs for employee and external research and development expenses. The GBT Collaboration Agreement also provides for development and regulatory milestones which are only payable subsequent to the exercise of the Option, and therefore are excluded from the transaction price at inception. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2021, the Company reduced the transaction price from the initial estimate of $60.0 million to $54.2 million. During the nine months ended September 30, 2022, the Company further reduced the transaction price from $54.2 million to $49.3 million. The reductions in the transaction price were driven by changes in the amount of reimbursable costs incurred and expected to be incurred by the Company.

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

During the three and nine months ended September 30, 2022, the Company recognized revenue of $3.7 million and $14.4 million, respectively, under the GBT Collaboration Agreement. During the three and nine months ended September 30, 2021, the Company recognized revenue of $5.6 million and $12.9 million, respectively, under the GBT Collaboration Agreement. As of September 30, 2022, the Company had deferred revenue outstanding under the GBT Collaboration Agreement of approximately $1.6 million, all of which is classified as deferred revenue, current portion on the Company’s condensed consolidated balance sheets.

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

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of September 30, 2022, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment. This additional consideration is recognized on a percent complete basis as work is performed.

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

During the three and nine months ended September 30, 2022, the Company recognized revenue of $0.2 million and $1.2 million, respectively, under the Incyte Collaboration Agreement. During the three and nine months ended September 30, 2021, the Company recognized revenue of $0.1 million and $2.8 million, respectively, under the Incyte Collaboration Agreement. As of September 30, 2022, the Company had deferred revenue outstanding under the Incyte Collaboration Agreement of approximately $40.0 thousand, all of which is classified as deferred revenue, current portion on the Company’s condensed consolidated balance sheets.

The following table presents the changes in accounts receivable, contract assets and liabilities for the nine months ended September 30, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at September 30, 2022
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$—	$8,288	$(8,288)	$—
Unbilled receivables from collaboration partners	2,979	7,476	(8,684)	1,771
Total accounts receivable and contract assets	$2,979	$15,764	$(16,972)	$1,771
Contract liabilities:
Deferred revenue - Incyte	$1,268	$—	$(1,228)	$40
Deferred revenue - GBT	8,913	199	(7,527)	1,585
Total contract liabilities	$10,181	$199	$(8,755)	$1,625

5. Cash, Cash Equivalents and Marketable Securities

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

Cash, cash equivalents and marketable securities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

		Unrealized	Unrealized	Fair
September 30, 2022	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$170,122	$—	$—	$170,122
Commercial paper	1,410	—	—	1,410
Marketable securities:
Corporate debt securities - due in one year or less	29,823	1	(138)	29,686
Commercial paper	12,145	—	—	12,145
Municipal bonds	19,208	8	—	19,216
US Treasury obligation - due in one year or less	12,000	—	(98)	11,902
Total	$244,708	$9	$(236)	$244,481

		Unrealized	Unrealized	Fair
December 31, 2021	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$92,302	$—	$—	$92,302
Marketable securities:
Corporate debt securities - due in one year or less	30,100	—	(12)	30,088
US Treasury obligation - due in one year or less	8,000	—	(21)	7,979
Corporate debt securities - due in more than one year to five years	9,085	—	(33)	9,052
US Treasury obligation - due in more than one year to five years	3,999	—	(13)	3,986
Total	$143,486	$—	$(79)	$143,407

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the nine months ended September 30, 2022 and 2021, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of September 30, 2022, marketable securities with maturities of one year or less when purchased are presented in current assets and those with maturities of more than one year are presented in the noncurrent assets in the accompanying condensed consolidated balance sheet.

At September 30, 2022, the Company held 50 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of September 30, 2022 was $33.1 million. There were seven securities held by the Company in an unrealized loss position for more than 12 months as of September 30, 2022. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above marketable securities. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of September 30, 2022.

6. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$165,984	$165,984	—	$—
Money market funds	4,138	4,138	—	—
Commercial paper	1,410	—	1,410	—
Corporate debt securities - due in one year or less	29,686	—	29,686	—
Commercial paper	12,145	—	12,145	—
Municipal bonds	19,216	—	19,216	—
US Treasury obligation - due in one year or less	11,902	11,902	—	—
Total	$244,481	$182,024	$62,457	$—
Liabilities:
Warrant liability	$55,228	$—	$—	$55,228
Total	$55,228	$—	$—	$55,228

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$57,213	$57,213	$—	$—
Money market funds	35,089	35,089	—	—
Corporate debt securities - due in one year or less	30,088	—	30,088	—
US Treasury obligation - due in one year or less	7,979	7,979	—	—
US Treasury obligation - due in more than one year to five years	3,986	3,986	—	—
Corporate debt securities - due in more than one year to five years	9,052	—	9,052	—
Total	$143,407	$104,267	$39,140	$—
Liabilities:
Warrant liability	$3,029	$—	$—	$3,029
Total	$3,029	$—	$—	$3,029

Assumptions Used in Determining Fair Value of Warrants

The Company issued the 2022 Warrants to purchase an aggregate of up to 13,813,912 shares of common stock in connection with the 2022 Private Placement (see Note 11) and warrants to purchase an aggregate of up to 282,809 shares of common stock in connection with a private placement on December 8, 2020 (the “2020 Warrants”) (see Note 11). The Company accounted for the 2022 Warrants and 2020 Warrants as liabilities. The Company recorded the fair value of these warrants upon issuance using the Black-Scholes valuation model and is required to revalue these warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the Warrants is considered under Level 3 of the fair value hierarchy and influenced by the fair value of the underlying common stock of the Company.

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Warrants is as follows:

	September 30, 2022	September 16, 2022	December 31, 2021
Stock price	$6.44	$7.35	$3.26
Risk-free interest rate	4.07%	3.62%	1.11%
Dividend yield	—	—	—
Expected life (in years)	4.92	5.00	3.94
Expected volatility	86.76%	86.10%	81.14%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 warrant liability for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Fair value of warrant liability as of beginning of the period	$3,029	$19,711
Fair value of 2022 Warrants issued in connection with private placement	64,664	—
Change in fair value	(12,465)	(16,682)
Fair value of warrant liability as of end of the period	$55,228	$3,029

7. Restricted Cash

At September 30, 2022 and December 31, 2021, the Company had $3.1 million in restricted cash, which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the HQ Lease (See Note 9).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of September 30, 2022, December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$171,532	$92,302
Restricted cash, net of current portion	3,086	3,086
Total cash, cash equivalents and restricted cash	$174,618	$95,388

8. Oxford Finance Loan Agreement

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

The term loan bears interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of 5.98% and the greater of (A) one-month LIBOR or (B) 1.77%. The Loan Agreement provides for interest-only payments until March 1, 2023, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on March 1, 2023 and continuing through February 1, 2025 (the “Maturity Date”). Pursuant to the terms of an amendment to the Loan Agreement dated July 3, 2022 (the “Loan Agreement Amendment”), effective September 16, 2022, Oxford agreed to extend the interest-only period from March 1, 2023 to March 1, 2024 and to extend the Maturity Date from February 1, 2025 to February 1, 2026, and (iii) upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and the Maturity Date to August 1, 2026.

The Company paid a facility fee of $0.1 million upon the funding of the first tranche, paid a facility fee of $75,000 upon funding of the second tranche and must pay a $50,000 facility fee if and when the third loan tranche is funded. The Company also paid fees of $300,000 related to the Loan Agreement Amendment. The Company will be required to make a final payment fee of 5.00% of the amount of the term loan drawn payable on the earlier of (i) the prepayment of the term loan or (ii) the Maturity Date. At the Company’s option, the Company may elect to prepay the loans subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.

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

The Company has the following minimum aggregate future loan payments as of September 30, 2022 (in thousands):

Three months ending December 31, 2022	$—
Year ending December 31, 2023	—
Year ending December 31, 2024	15,000
Year ending December 31, 2025	20,000
Year ending December 31, 2026	5,000
Total minimum payments	$40,000
Less unamortized debt discount	(612)
Plus accumulated accretion of final fees	1,126
Total carrying value of debt	40,514
Less current portion	—
Long-term debt, net of current portion	$40,514

For the three and nine months ended September 30, 2022, interest expense related to the Loan Agreement was approximately $1.0 million and $3.0 million, respectively. For the three and nine months ended September 30, 2021, interest expense related to the Loan Agreement was approximately $1.0 million and $2.9 million, respectively. The long-term portion of debt is $40.5 million as classified on the Company’s condensed consolidated balance sheets as of September 30, 2022.

9. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
External research and preclinical development	$11,450	$8,274
Employee compensation and benefits	6,747	6,344
Professional fees	3,377	953
Facilities and other	139	53
Accrued expenses	$21,713	$15,624

10. Commitments and Contingencies

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

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 6).The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the HQ Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the HQ Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $1.9 million of the lease liability as short-term and $21.4 million of the lease liability as long-term as of September 30, 2022.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of September 30, 2022 (in thousands):

	Operating	Financing
Three months ending December 31, 2022	$998	$78
Year ending December 31, 2023	4,049	66
Year ending December 31, 2024	4,166	—
Year ending December 31, 2025	4,287	—
Year ending December 31, 2026 and beyond	19,256	—
Total minimum lease payments	32,756	144
Less imputed interest	(9,439)	(4)
Total lease liability	$23,317	$140

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease cost:
Operating lease cost	$772	$2,316
Financing lease cost:
Amortization of right-of-use asset	$65	$196
Interest on lease liabilities	4	18
Total financing lease cost	$69	$214
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease		$2,937
Operating cash flows from financing lease		$234

Other information:		Nine Months Ended September 30, 2022
Weighted-average remaining lease term (in years) - operating lease		7.42
Weighted-average discount rate - operating lease		9.30%
Weighted-average remaining lease term (in years) - financing lease		0.89
Weighted-average discount rate - financing lease		9.47%

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred no fees under this supply management agreement during the three months ended September 30, 2022, and incurred fees of $1.8 million during the nine months ended September 30, 2022, respectively. The Company incurred fees of $0.6 million and $0.8 million under this supply management agreement during the three and nine months ended September 30, 2021, respectively.

11. Stockholders’ Equity

Increase of Authorized Shares and Reverse Stock Split

Effective on September 15, 2022. the number of authorized shares of the Company’s common stock was increased from 200,000,000 shares (on a pre-split basis) to 700,000,000 shares (on a pre-split basis).

On September 16, 2022, the number of authorized shares of the Company’s common stock was proportionately adjusted from 700,000,000 to 70,000,000 as a result of the Reverse Stock Split. Immediately following the Reverse Stock Split, and without giving effect to the shares of the Company’s common stock issued in connection with the Merger and the 2022 Private Placement, there were approximately 6.3 million shares of the Company’s common stock outstanding. The Company’s common stock began trading on The Nasdaq Global Select Market on a split-adjusted basis on September 19, 2022.

No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole number, and each stockholder who would have otherwise been entitled to a fraction of a share of common stock upon the Reverse Stock Split (after aggregating all fractions of a share to which such stockholder would have otherwise been entitled) was, in lieu thereof, entitled to receive a cash payment.

Issuance of Securities through a Private Placement

On September 16, 2022, the Company issued in a private placement 6,387,173 shares of common stock, and, in lieu of shares of common stock, the 2022 Pre-Funded Warrants to purchase an aggregate of 7,426,739 shares of common stock, and, in each case, the accompanying 2022 Warrants to purchase an aggregate of up to 13,813,912 additional shares of common stock (or 2022 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $10.34 per share and accompanying 2022 Warrant (or $10.33 per 2022 Pre-Funded Warrant and accompanying 2022 Warrant).

The 2022 private placement resulted in aggregate gross proceeds of $129.9 million, before $10.1 million of transaction costs.

On December 8, 2020, the Company issued in a private placement 1,031,250 shares of common stock, and, in lieu of shares of common stock, the 2020 Pre-Funded Warrants to purchase an aggregate of 100,000 shares of common stock, and, in each case, the accompanying 2020 Warrants to purchase an aggregate of up to 282,809 additional shares of common stock (or 2020 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $80.00 per share and accompanying 2020 Warrant (or $79.90 per 2020 Pre-Funded Warrant and accompanying 2020 Warrant). The 2020 private placement resulted in aggregate gross proceeds of $90.5 million, before $0.4 million of transaction costs.

In the event of certain fundamental transactions involving the Company, the holders of the 2022 Warrants and 2020 Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and the 2020 Warrants at issuance was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. The Company remeasured the aggregate fair value of the 2022 Warrants and the 2020 Warrants at September 30, 2022 and December 31, 2021 as $55.2 million and $3.0 million, respectively. The change in fair value of $9.9 million and $12.5 million was recorded in the condensed statement of operations for the three and nine months ended September 30, 2022, respectively.

Issuance of Securities through an Underwritten Public Offering

On January 22, 2021, the Company issued and sold an aggregate of 540,000 shares of its common stock in an underwritten public offering at a public offering price of $140.00 per share, resulting in gross proceeds of $75.6 million before deducting underwriting discounts and commissions and other transaction expenses of approximately $5.1 million.

Convertible Preferred Stock and 2019 Warrants

On April 9, 2019, the Company completed two concurrent underwritten public offerings of its equity securities. In the first public offering, the Company sold 866,733 shares of its common stock and accompanying Class A warrants (the “2019 Warrants”) to purchase 195,184 shares of the Company’s common stock at a combined price to the public of $75.0 per common share and accompanying 2019 Warrant. In the second public offering, the Company sold 666 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) and accompanying 2019 Warrants to purchase 16,650 shares of the Company’s common stock at a combined public offering price of $75,000 per share and accompanying 2019 Warrant. The offerings resulted in aggregate gross proceeds to the Company of $70.0 million, before underwriting discounts and commissions and offering expenses payable by the Company of approximately $5.0 million.

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 66,600 shares of common stock. As of September 30, 2022, there were no shares of Series A Preferred Stock outstanding.

Each 2019 Warrant has an exercise price per share of common stock of $86.25, subject to adjustment in certain circumstances, and will expire on October 10, 2022. Each 2019 Warrant is immediately exercisable, provided that the holder is prohibited, subject to certain exceptions, from exercising the 2019 Warrant for shares of the Company’s common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding. This percentage may be changed at the holders’ election to a higher or lower percentage upon 61 days’ notice to the Company.

As of September 30, 2022, the 2019 Warrants to purchase 211,709 shares of common stock are outstanding and remain unexercised.

12. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. Under the 2016 Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Under the 2016 Plan, stock options may not be granted at less than fair value on the date of grant. The 2016 Plan was replaced by 2022 Equity Incentive Plan on September 16, 2022, and no further awards may be made under the 2016 Plan.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 117,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2022, the number of shares reserved for issuance under the 2016 ESPP was increased by 62,024 shares. At September 30, 2022, 272,436 shares remained available for future issuance under the 2016 ESPP.

Inducement Grants

During the year ended December 31, 2021, the Company granted non-statutory stock options to purchase an aggregate of 111,000 shares of the Company’s common stock. These stock options were granted outside of the 2016 Plan as an inducement material to the applicable employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employee’s employment commencement date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates.

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 100,000 shares of common stock. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). At September 30, 2022, 59,580 shares remained available for future issuance under the 2022 Plan.

2022 Equity Incentive Plan

The 2022 Stock Incentive Plan (the “2022 EIP”) was adopted by the board of directors on July 14, 2022, approved by the stockholders and became effective on September 15, 2022. The 2022 EIP replaced the 2016 Plan. Any options or awards outstanding under the 2016 Plan remained outstanding and effective. Under the 2022 EIP, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. 4,737,534 shares of the Company’s common stock are reserved for issuance under the 2022 EIP. At September 30, 2022, 2,962,863 shares remained available for future issuance under the 2022 EIP. Under the 2022 EIP, stock options may not be granted at less than fair value on the date of grant.

Stock Options

Terms of stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the applicable stock plan. Stock option awards granted by the Company generally vest over four years, with 25% vesting on the first anniversary of the vesting commencement date and 75% vesting ratably, on a monthly basis, over the remaining three years. Such awards have a contractual term of ten years from the grant date.

A summary of the status of stock options as of December 31, 2021 and September 30, 2022 and changes during the nine months ended September 30, 2022 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2021	665,727	$82.70	7.2	$4,936
Granted	911,336	30.94
Exercised	(3,770)	0.40
Cancelled	(26,103)	87.80
Outstanding at September 30, 2022	1,547,190	$51.76	4.5	$—
Exercisable at September 30, 2022	1,179,506	$56.28	2.9	$—

Pursuant to the terms of the Merger Agreement, the Company assumed certain Tyme stock options that were outstanding and unexercised immediately prior to the completion of the Merger. The Company issued options to purchase 692,460 shares of the Company’s common stock at the completion of the Merger on September 16, 2022. The original terms and restrictions on such Tyme options shall continue in full force and effect except for certain options held by certain Tyme employees which were modified to extend the exercise period to up to two years. The Company recorded $0.4 million of one-time additional stock-based compensation expense related to the modification.

The intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

As of September 30, 2022, there was $9.5 million of total unrecognized compensation cost related to unvested stock options granted to employees, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units and Restricted Stock Awards

From time to time, upon approval by the Company’s board of directors, certain employees have been granted restricted stock units with time-based vesting criteria. The majority of these restricted stock units vest annually over a four-year term with 25% vesting on each anniversary of the grant date. In addition, pursuant to our director compensation policy, members of our board of directors have been granted, at their election, either restricted stock units or restricted stock awards, which awards vest annually over a three-year term with 33.33% vesting on each anniversary of the grant date. The fair value of restricted stock units and restricted stock awards are calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of the status of restricted stock units and restricted stock awards as of December 31, 2021 and September 30, 2022 and changes during the nine months ended September 30, 2022 is presented below:

	Shares
	Subject to
	Restricted Stock
	Units and	Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value
Outstanding at December 31, 2021	268,749	$65.21
Granted	383,523	14.41
Vested	(83,622)	72.97
Forfeited	(47,334)	55.15
Outstanding at September 30, 2022	521,316	$28.83

As of September 30, 2022, there was $10.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock units and restricted stock awards, with an expected recognition period of 2.5 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average risk-free interest rate	3.60%	1.12%	2.85%	0.87%
Expected dividend yield	—%	—%	—%	—%
Expected option term (in years)	5.79	6.06	5.88	6.01
Volatility	83.27%	81.24%	82.18%	81.88%

The weighted-average grant date fair value per share of options granted in the nine months ended September 30, 2022 and 2021 was $7.82 and $6.36, respectively.

The following table summarizes the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,496	$1,485	$4,324	$4,260
General and administrative	1,459	611	4,183	3,219
Total stock-based compensation expense	$2,955	$2,096	$8,507	$7,479

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

In December 2019, we entered into a collaboration with Global Blood Therapeutics, Inc., now a subsidiary of Pfizer Inc., or GBT, to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia. We also use our gene control platform in collaboration with third parties to identify and validate targets in diseases beyond our current areas of focus. To this end, we entered into a target discovery, research collaboration and option agreement with Incyte Corporation, or Incyte, in January 2018 under which we are using our platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms.

Tamibarotene

At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, or ASH 2020, we presented data from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, as well as in relapsed or refractory, or R/R, AML patients who have been prospectively selected using our proprietary RARA, the gene that codes for RARα, biomarker. As of an October 1, 2020 data cut-off, 51 newly diagnosed unfit AML patients, including patients with and without RARA gene overexpression, were eligible for a safety analysis. Among these patients, tamibarotene in combination with azacitidine was generally well-tolerated, with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single agent azacitidine. As of the data cut-off, of the 18 patients with RARA overexpression that were evaluable for clinical response, the overall response rate, or ORR, was 67%, with a composite complete response rate of 61%, with 50% of patients achieving complete response, or CR, and 11% achieving a complete response with incomplete blood count recovery, or CRi. The median time to initial response was 1.2 months, the median duration of response was 10.8 months, and the median overall survival, or OS, among patients who achieved a CR or CRi was 18 months. As of the data cut-off, of the 28 patients without RARA overexpression that were evaluable for clinical response, the ORR was 43%, with a composite complete response rate of 32%, with 25% of patients achieving CR and 7% achieving CRi. The median time to initial response was 3.0 months, and the median duration of response was 10.3 months. We also presented translational data demonstrating that most newly diagnosed unfit AML patients with RARA overexpression enrolled in our Phase 2 study had a monocytic disease phenotype that is associated with resistance to venetoclax. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with tamibarotene but also for patients who may be less likely to benefit from treatment with venetoclax. Approximately 25,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for all AML patients to grow to approximately $6.6 billion by 2025.

Based on these data and our assessment of ongoing areas of high unmet need, we advanced tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in newly diagnosed HR-MDS patients with RARA overexpression, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and we believe that approximately 50% of HR-MDS patients overexpress RARA. We believe that approximately 21,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for MDS patients of all risk groups to grow to approximately $3.3 billion by 2026. We plan to enroll approximately 190 newly diagnosed HR-MDS patients with RARA overexpression in the double-blind placebo-controlled trial, randomized 2:1 to receive tamibarotene in combination with azacitidine or placebo with azacitidine, respectively. The primary endpoint of the trial will be the CR rate. The trial is designed with 90% power and a one-sided alpha of 0.025 to detect a difference in CR rates between the experimental and control arms. We are currently dosing patients in SELECT-MDS-1, and we expect to report data from the SELECT-MDS-1 trial in the fourth quarter of 2023 or first quarter of 2024, with a potential submission to the U.S. Food and Drug Administration, or FDA, of a new drug application, or NDA, expected in 2024.

In addition, we are advancing tamibarotene in combination with venetoclax and azacitidine in newly diagnosed unfit AML patients with RARA overexpression. The trial, which we refer to as SELECT-AML-1, is designed with a single-arm safety lead-in of approximately 15 patients to confirm the dosing regimen of the triplet to be used in the randomized portion of the Phase 2 clinical trial, which will evaluate the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage strategy for patients in the control arm who do not respond to venetoclax and azacitidine. We have begun dosing patients in the SELECT AML-1 trial and expect to report clinical activity data from the safety lead-in portion of the ongoing trial at the 64th Annual Meeting of the American Society of Hematology on Saturday, December 10, 2022. We expect to report data from the randomized portion of the trial in 2023 or 2024.

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

The feedback from a Type C meeting to review our Phase 3 study design with the FDA in November 2021 continues to support molecular complete response rate as the primary endpoint for accelerated approval and event free survival as the primary endpoint for full approval, in each case compared to historic IV ATO data. FDA feedback supports the inclusion of patients randomized to IV ATO for comparative safety assessments. In addition, feedback received in July 2022 from the European Medicines Agency, or EMA, on the Phase 3 study design also indicated that our proposed Phase 3 clinical trial could support regulatory approval in the European Union. Based on this feedback and following confirmation of a dose that demonstrates comparable PK exposures to IV ATO, we intend to initiate a registration-enabling Phase 3 clinical trial in approximately 215 patients with newly diagnosed APL, randomized 2:1 to receive SY-2101 or IV ATO, in the second half of 2023.

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

Based on these data, we are enrolling patients in an expansion cohort that includes two arms evaluating SY-5609 in combination with chemotherapy for the treatment of pancreatic cancer, one of which is evaluating SY-5609 in combination with gemcitabine in patients in first or second relapse who have progressed following treatment with the chemotherapy regimen known as FOLFIRINOX, and the other is exploring SY-5609 in combination with gemcitabine and nab-paclitaxel in patients following first relapse after FOLFIRINOX. SY-5609 is administered 7d on/7d off at a starting dose of 4 mg in both the gemcitabine combination and triplet combination arms, and the combination agents will be administered at the approved doses. The study is designed to evaluate safety and tolerability, as well as efficacy measures such as progression free survival and disease control rate, or DCR, which is the combined rate of CR, partial response, or PR, and SD.

As of a October 12, 2022 safety data cut-off, a maximum tolerated dose, or MTD, of single agent SY-5609 administered in a 7 day on/7 day off dosing regimen has not been reached. The 10 mg dose level did not result in any dose limiting toxicities, or DLTs, further supporting the tolerability of the 7 day on/7 day off dosing regimen in which 30 patients have been dosed across five dose levels (4, 5, 6, 7, and 10 mg), with one DLT observed at the 4 mg single agent dose level. PK analyses demonstrated an expected increase in SY-5609 exposure levels, with the 10 mg single-agent dose also supporting a preliminary exposure-response relationship. At the time of the October 20, 2022 clinical activity data-cut off, two of three study patients treated at the 10 mg dose level were response evaluable, with two of two response-evaluable patients achieving SD (one with pancreatic ductal adenocarcinoma, or PDAC, and one with colorectal cancer, or CRC), with the PDAC patient experiencing a 10% tumor reduction. As of the safety data cut-off, an MTD for either the doublet or the triplet has not been reached in the 7 day on/7 day off dosing regimen, with dosing of SY-5609 up to 5 mg in the doublet and up to 4 mg in the triplet regimen, respectively. SY-5609 has been safely combined with gemcitabine and with gemcitabine plus nab-paclitaxel, with no new safety signals identified and the majority of AEs being low grade and reversible. The most common related AEs in the cohort with SY-5609 and gemcitabine, where the highest SY-5609 doses were evaluated in combination with chemotherapy, included fatigue, nausea, decreased appetite and decreased platelet count (all low grade), with one patient experiencing a DLT of grade 3 diarrhea at the 5 mg SY-5609 dose level. No DLTs were reported in patients treated with SY-5609 in combination with gemcitabine/nab-paclitaxel. As of the clinical activity data cut-off, initial doublet activity of SY-5609 plus gemcitabine in PDAC included a confirmed PR by Response Evaluation Criteria in Solid Tumors, or RECIST, accompanied by a 98% reduction in the CA 19-9 tumor marker from a baseline of 60,357 U/mL to 968 U/mL, in one of four response evaluable patients treated at the 4 mg SY-5609 dose level, corresponding to a 25% DCR, and SD in three of four response evaluable patients treated at the 5 mg SY-5609 dose level, corresponding to a 75% DCR, for an overall DCR of 50% (four out of eight) in response evaluable patients. There is preliminary evidence for an exposure-response relationship, with the responding patient who achieved a confirmed PR demonstrating higher-than-average exposure relative to other patients at that dose. Two of three patients treated at the 4 mg dose level in the triplet regimen cohort were response evaluable, including one with SD. We intend to continue dose escalation in the single agent cohort for select solid tumors to a dose of 15mg and in the doublet combination cohort in PDAC patients to a dose of 10 mg of SY-5609 plus gemcitabine. In parallel, we plan to seek a partnership for the further development of SY-5609.

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

Strategic Financing

On July 3, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Tack Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of us, or the Merger Sub, and Tyme Technologies, Inc., a Delaware corporation, or Tyme, providing for the merger of the Merger Sub with and into Tyme, with Tyme surviving the merger as our wholly-owned subsidiary, or the Merger. In connection with the closing of the Merger on September 16, 2022, and in accordance with the terms of the Merger Agreement, we acquired net cash, cash equivalents and marketable securities of approximately $62.6 million.

Also on July 3, 2022, immediately prior to the execution and delivery of the Merger Agreement, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the investors agreed to purchase shares of our common stock and/or pre-funded warrants to purchase shares of our common stock, and accompanying warrants to purchase additional shares of our common stock (or pre-funded warrants in lieu thereof), or the PIPE Financing.

On September 16, 2022, the PIPE Financing closed concurrently with the Merger. At the closing of the Merger, we issued an aggregate of 7,546,014 shares of our common stock to Tyme stockholders. In the PIPE Financing, we issued an aggregate of 6,387,173 shares of our common stock and, in lieu of shares to certain investors, pre-funded warrants to purchase an aggregate of 7,426,739 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 13,813,912 additional shares of common stock (or pre-funded warrants to purchase common stock in lieu thereof). We received aggregate gross proceeds from the PIPE Financing of $130 million, before deducting estimated offering expenses payable by us not inclusive of any exercise of the warrants.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended September 30, 2022 and 2021, we recognized $3.9 million and $5.7 million of revenue, respectively, of which $3.7 million and $5.6 million was related to our collaboration with GBT and $0.2 million and $0.1 million to our collaboration with Incyte, respectively. For the nine months ended September 30, 2022 and 2021, we recognized $15.6 million and $15.7 million of revenue, respectively, of which $14.4 million and $12.9 million was related to our collaboration with GBT and $1.2 million and $2.8 million to our collaboration with Incyte, respectively.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Tamibarotene external costs	$9,363	$8,464	$31,310	$22,028
SY-5609 and other CDK7 program external costs	1,233	2,650	5,290	8,576
SY-2101 program external costs	498	1,277	3,227	3,035
Other research and platform program external costs	3,654	5,564	11,505	12,797
Employee-related expenses, including stock-based compensation	9,174	7,515	27,133	21,596
Facilities and other expenses	1,837	1,792	5,565	5,045
Total research and development expenses	$25,759	$27,262	$84,030	$73,077

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

Transaction Related Expenses

Transaction related expenses primarily consist of incurred costs allocated to the warrants issued in connection with the PIPE Financing that were accounted for as liabilities, and severance paid to former Tyme employees.

Interest Income

Interest income consists of interest income on our cash, cash equivalents and investments in marketable securities, including the related amortization of premium and discounts.

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

Results of Operations

Comparison of three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,
	2022	2021	Dollar Change	% Change
Statements of Operations Data:
Revenue	$3,891	$5,697	$(1,806)	(32)%
Operating expenses:
Research and development	25,759	27,262	(1,503)	(6)%
General and administrative	8,076	5,346	2,730	51%
Transaction related expenses	9,510	—	9,510	—%
Total operating expenses	43,345	32,608	10,737	33%
Loss from operations	(39,454)	(26,911)	(12,543)	47%
Interest income	392	32	360	1,125%
Interest expense	(1,051)	(984)	(67)	7%
Change in fair value of warrant liability	9,860	1,836	8,024	437%
Net loss	$(30,253)	$(26,027)	$(4,226)	16%

Revenue

For the three months ended September 30, 2022, revenue was $3.9 million, of which $3.7 million was attributable to our collaboration with GBT and $0.2 million was attributable to our collaboration with Incyte. For the three months ended September 30, 2021, revenue was $5.7 million, of which $5.6 million was attributable to our collaboration with GBT and $0.1 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense decreased by approximately $1.5 million, or 6%, from $27.3 million for the three months ended September 30, 2021 to $25.8 million for the three months ended September 30, 2022. The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021, together with the changes to those items in dollars (in thousands):

	Three Months Ended September 30,
	2022	2021	Dollar Change	% Change
External research and development	$12,796	$15,907	$(3,111)	(20)%
Employee-related expenses, excluding stock-based compensation	7,678	6,030	1,648	27%
Stock-based compensation	1,496	1,485	11	1%
Consulting, licensing and professional fees	1,952	2,048	(96)	(5)%
Facilities and other expenses	1,837	1,792	45	3%
Total research and development expenses	$25,759	$27,262	$(1,503)	(6)%

The decrease in research and development expense was primarily attributable to the decrease in clinical trials' start-up costs and activities associated with our preclinical programs, including the following:

•
a decrease of approximately $3.1 million, or 20%, for external research and development costs, primarily due to a decrease in costs related to our preclinical programs;
•
an increase of approximately $1.6 million, or 27%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount; and

•
a decrease of approximately $0.1 million, or 5%, for consulting, licensing and professional fees, primarily related to decreases in costs associated with our pre-clinical programs and SY-5609.

General and Administrative Expense

General and administrative expense increased by approximately $2.8 million, or 51%, from $5.3 million for the three months ended September 30, 2021 to $8.1 million for the three months ended September 30, 2022. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses, and an increase in recruiting fees.

Transaction Related Expenses

Transaction related expenses primarily consist of incurred costs allocated to the warrants issued in connection with the PIPE Financing that were accounted for as liabilities, and severance paid to former Tyme employees.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The increase in interest income during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was due to the higher interest rate during the three month period ended September 30, 2022 compared to the same period in 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased slightly from the three months ended September 30, 2021 to the three months ended September 30, 2022 due to a higher average outstanding credit facility balance during the three month period ended September 30 2022.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was a result of the remeasurement of the fair value of warrants issued in connection with the September 2022 and December 2020 private placements.

Comparison of nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,
	2022	2021	Dollar Change	% Change
Statements of Operations Data:
Revenue	$15,634	$15,686	$(52)	(0)%
Operating expenses:
Research and development	84,030	73,077	10,953	15%
General and administrative	21,970	16,606	5,364	32%
Transaction related expenses	9,510	—	9,510	—%
Total operating expenses	115,510	89,683	25,827	29%
Loss from operations	(99,876)	(73,997)	(25,879)	35%
Interest income	539	56	483	863%
Interest expense	(3,008)	(2,921)	(87)	3%
Change in fair value of warrant liability	12,465	14,117	(1,652)	(12)%
Net loss	$(89,880)	$(62,745)	$(27,135)	43%

Revenue

For the nine months ended September 30, 2022, revenue was $15.6 million, of which $14.4 million was attributable to our collaboration with GBT and $1.2 million was attributable to our collaboration with Incyte. For the nine months ended September 30, 2021, revenue was $15.7 million, of which $12.9 million was attributable to our collaboration with GBT and $2.8 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $11.0 million, or 15%, from $73.1 million for the nine months ended September 30, 2021 to $84.0 million for the nine months ended September 30, 2022. The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021, together with the changes to those items in dollars (in thousands):

	Nine Months Ended September 30,
	2022	2021	Dollar Change	% Change
External research and development	$46,678	$41,726	$4,952	12%
Employee-related expenses, excluding stock-based compensation	22,809	17,336	5,473	32%
Stock-based compensation	4,324	4,260	64	2%
Consulting, licensing and professional fees	4,654	4,710	(56)	(1)%
Facilities and other expenses	5,565	5,045	520	10%
Total research and development expenses	$84,030	$73,077	$10,953	15%

The increase in research and development expense was primarily attributable to activities associated with advancing our clinical and preclinical programs as well as enhancing our internal capabilities, including the following:

•
an increase of approximately $5.0 million, or 12%, for external research and development costs, primarily due to an increase in costs associated with the continued advancement of our clinical trials of tamibarotene, offset by a decrease in costs associated with our preclinical programs;
•
an increase of approximately $5.5 million, or 32%, for employee-related expenses, including increased salary and benefits, primarily due to our increased headcount; and
•
an increase of approximately $0.5 million, or 10%, for facilities and other expenses, primarily due to our increased headcount.

General and Administrative Expense

General and administrative expense increased by approximately $5.4 million, or 32%, from $16.6 million for the nine months ended September 30, 2021 to $22.0 million for the nine months ended September 30, 2022. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses, recruiting fees, and software costs.

Transaction Related Expenses

Transaction related expenses primarily consist of incurred costs allocated to the warrants issued in connection with the PIPE Financing that were accounted for as liabilities, and severance paid to former Tyme employees.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The increase in interest income during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was due to a higher interest rate in marketable securities during the nine months ended September 30, 2022 compared to the same period in 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense for the nine months ended September 30, 2022 has slightly increased compared to the interest expense for the nine months ended September 30, 2021 due to higher average outstanding credit facility balance during the nine months ended September 30, 2022.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was a result of the remeasurement of the fair value of warrants issued in connection with the September 2022 and December 2020 private placements.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through September 30, 2022, primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

On July 3, 2022, we entered into the Merger Agreement with Tyme. Also on July 3, 2022, immediately prior to the execution and delivery of the Merger Agreement, we entered into the Securities Purchase Agreement with certain accredited investors.

In connection with the closing of the Merger on September 16, 2022, and in accordance with the terms of the Merger Agreement, we acquired net cash, cash equivalents and marketable securities of approximately $67.1 million. The PIPE Financing closed concurrently with the Merger on September 16, 2022, pursuant to which we received aggregate gross proceeds of $129.9 million, before deducting offering expenses payable by us, and not inclusive of any exercise of the warrants issued in the PIPE Financing.

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. On July 3, 2022, we entered into an amendment, or the Loan Amendment, to the Loan Agreement with Oxford. Pursuant to the Loan Amendment, Oxford has agreed to modify the Loan Agreement in order to, among other things, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and (iii) upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026. As of September 30, 2022, $20.0 million remains available under the Loan Agreement at the sole discretion of Oxford.

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

As of September 30, 2022, $75.0 million in common stock remained available for future issuance under the sales agreement.

As of September 30, 2022, $224.4 million of securities remained available for future issuance under the shelf registration statement.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of approximately $244.5 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(91,982)	$(76,571)
Investing activities	29,464	(52,408)
Financing activities	141,748	70,415
Net increase (decrease) in cash, cash equivalents and restricted cash	$79,230	$(58,564)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $92.0 million during the nine months ended September 30, 2022 compared to $76.6 million for the nine months ended September 30, 2021. The increase in net cash used in operating activities during the nine months ended September 30, 2022 was primarily due to an increase of $27.1 million loss from operations offset by a $5.0 million transaction cost allocated to warrants issued in connection with the PIPE Financing and a $4.0 million change in the net operating assets balances during the nine months ended September 30, 2022.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $29.5 million during the nine months ended September 30, 2022 compared to net cash used in investing activities of $52.4 million during the nine months ended September 30, 2021. The net cash provided by investing activities was primarily due to the maturity of marketable securities of $30.0 million, offset by the purchase of $0.5 million of property and equipment during the nine months ended September 30, 2022. The net cash used in investing activities was due to the $1.0 million purchase of property and equipment and the $51.4 million investments in marketable securities during the nine months ended September 30, 2021.

Net Cash Provided by Financing Activities and Merger

Net cash provided by financing activities was $141.8 million during the nine months ended September 30, 2022 compared to $70.4 million for the nine months ended September 30, 2021. Cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to $128.1 million of proceeds from the issuance of common stock and accompanying 2022 Warrants and 2022 Pre-Funded Warrants in the PIPE Financing, net of issuance costs and $14.2 million of proceeds from the Merger (recapitalization), net of issuance costs, partially offset by the payment of $0.3 million to Oxford related to an amendment to our Loan and Security Agreement, and $0.2 million of payments made under our financing lease. In comparison, the cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to net proceeds of $70.3 million from a public offering of shares of our common stock, $0.2 million of proceeds from the issuance of common stock under our employee stock purchase plan, and $0.2 million of proceeds from the exercise of stock options, offset by $0.2 million of payments made under our financing lease.

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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2022, will enable us to fund our planned operating expense and capital expenditure requirements into 2025. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
•
our headcount growth and associated costs as we advance our clinical pipeline and establish a commercial infrastructure;
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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2022, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine-month periods ended September 30, 2022 and 2021.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding to execute our operating plan, and if we are unable to raise capital, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2022 will enable us to fund our planned operating expense and capital expenditure requirements into 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs.

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

We expect our expenses to remain high in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, as we did through a public offering of our common stock in January 2021, the ownership interests of our existing stockholders may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, debt financing, such as our term loan facility with Oxford that we entered into in February 2020 and amended in July 2022, has created fixed payment obligations and imposed restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, such as our collaboration agreement with GBT, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In this regard, we recently announced that we are seeking a partnership for the clinical development of SY-5609 as we continue dose escalation, and that we are seeking partnerships for our oncology discovery programs, including our CDK12 program. However, we cannot provide assurance that these transactions will be consummated, or that sufficient additional capital to support the further development of SY-5609 following dose escalation or of our oncology discovery programs can be obtained or will be obtained on favorable terms.

Risks Related to the Discovery, Development and Commercialization of Product Candidates

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. In this regard, we announced in November 2022 that we have elected to seek a partnership for the further development of SY-5609 as we continue dose escalation.

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

For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of newly diagnosed unfit AML or patient subsets within newly diagnosed unfit AML (including ivosidenib, venetoclax, and glasdegib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). Tamibarotene may also face competition from other agents currently in clinical development for AML and MDS, including those in late-stage development from Gilead Sciences, Inc., Abbvie Inc., Roche Holding AG, Novartis AG, Astex Pharmaceuticals, Inc. and Pfizer Inc.

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

In addition, we are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd., Exelixis, Inc. and Qurient Co. Ltd., as well as other selective CDK7 inhibitor programs that we believe are in preclinical development from Yungjin Pharma Co., Ltd., The Translational Genomics Research Institute, Applied Pharmaceutical Science, Inc. and Kirilys Therapeutics, Inc., and a collaboration between Exscientia Ltd. and GT Apeiron Therapeutics Ltd. focused on developing novel cyclin-dependent kinase, or CDK, inhibitors, including selective CDK7 inhibitors. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in pancreatic cancer and BRAF-mutant colorectal cancer, the disease areas where we are currently focusing our development of SY-5609.

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

Risks Related to the Merger

We may be unable to integrate Tyme successfully and realize the anticipated benefits of the merger.

Prior to the completion of the Merger, Syros and Tyme operated independently. We may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected. It is possible that the integration process could result in the diversion of our management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with third parties or the ability to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.

We may be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.

We may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of our business and Tyme’s business following the Merger. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect our business, financial condition and results of operations.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

2.1*

Agreement and Plan of Merger, dated July 3, 2022, by and among the Registrant, Tack Acquisition Corp. and Tyme Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 5, 2022).

3.1

Restated Certificate of Incorporation of the Registrant, including the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Registrant, as amended (filed herewith).

3.2

Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-37813) filed on August 5, 2021).

4.1	Form of Warrant to Purchase Common Stock or Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 5, 2022).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 5, 2022).

10.1	Form of Syros Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 5, 2022).

10.2	Form of Tyme Support Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 5, 2022).

10.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 5, 2022).

10.4

Securities Purchase Agreement, dated July 3, 2022, by and among the Registrant and the persons party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 5, 2022).

10.5

Registration Rights Agreement, dated July 3, 2022, by and among the Registrant and the persons party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 5, 2022).

10.6

Registration Rights Agreement, dated July 3, 2022, by and among the Registrant, 667, L.P. and Baker Brothers Life Sciences, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 5, 2022).

10.7

Amendment to Loan and Security Agreement, dated July 3, 2022, by and among the Registrant and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on July 5, 2022).

10.8	Second Amendment to Loan and Security Agreement, dated August 31, 2022, by and among the Registrant and Oxford Finance LLC, as collateral agent and lender (filed herewith).

10.9**	Syros Pharmaceuticals, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37813) filed on September 15, 2022).

10.10**	Form of Stock Option Agreement Under 2022 Equity Incentive Plan (filed herewith).

10.11**	Form of Restricted Stock Unit Agreement Under 2022 Equity Incentive Plan (filed herewith).

10.12**	Form of Restricted Stock Agreement Under 2022 Equity Incentive Plan (filed herewith).

10.13**	Syros Pharmaceuticals, Inc. Amended and Restated Director Compensation Policy (filed herewith).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

*

Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished. A list identifying the contents of all omitted exhibits and schedules can be found on page iii of Exhibit 2.1.

**	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: November 14, 2022	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer (Principal Financial Officer)