Form 10-K
period 2022-12-31
Syros Pharmaceuticals, Inc.
filed 2023-03-02
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $55,740,050 based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. As of February 27, 2023, the registrant had 20,300,419 shares of Common Stock, $0.001 par value per share, outstanding.

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
•
our estimates regarding expenses, future revenue, capital requirements and need for additional financing; and
•
general economic conditions, including inflation, recession risk and increasing interest rates.

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
•
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
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
•
We rely on third parties to conduct our clinical trials and certain aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials, research or testing.
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
•
Public health epidemics or outbreaks, including COVID-19, have had, and may continue to have, an adverse impact on our business.

PART I

Item 1. BUSINESS

Overview

We are a biopharmaceutical company committed to developing new standards of care for the frontline treatment of patients with hematologic malignancies. Driven by the motivation to help patients with blood disorders that have largely eluded other targeted approaches, we are advancing a late-stage clinical pipeline which includes our lead product candidates:

•
Tamibarotene, a selective retinoic acid receptor alpha, or RARα, agonist for which we are conducting SELECT-MDS-1, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in a genomically defined subset of patients with higher-risk myelodysplastic syndrome, or HR-MDS, and for which we are conducting SELECT-AML-1, a randomized Phase 2 clinical trial evaluating tamibarotene in combination with venetoclax and azacitidine in a genomically defined subset of newly diagnosed patients with acute myeloid leukemia, or AML, who are not suitable candidates for standard intensive chemotherapy; and
•
SY-2101, a novel oral form of arsenic trioxide, or ATO, which we are evaluating in a dose confirmation study in patients with newly diagnosed low-risk acute promyelocytic leukemia, or APL.

In addition, we are evaluating SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, as a single agent in patients with select solid tumors and in combination with gemcitabine, a chemotherapy, in pancreatic cancer patients in a Phase 1 clinical trial. SY-5609 is also being evaluated in combination with atezolizumab, a PD-L1 inhibitor, in BRAF-mutant colorectal cancer in an arm of a Phase 1/1b clinical trial sponsored by F. Hoffmann-La Roche AG, or Roche, which is actively enrolling.

We also have multiple preclinical and discovery programs in oncology, including SY-12882, our oral CDK12 inhibitor, and programs targeting the inhibition of CDK11 and WRN. We are currently exploring partnership opportunities for SY-5609 and for our oncology discovery programs. We have also entered into a collaboration with Global Blood Therapeutics, Inc., now a subsidiary of Pfizer Inc., or GBT, to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia.

Our Targeted Hematology Portfolio

We are advancing two clinical-stage drug candidates, tamibarotene and SY-2101, across three genomically defined patient populations in HR-MDS, AML and APL. Together, we believe these programs provide us the opportunity to address high unmet medical needs of patients with targeted therapies for hematologic disorders.

Tamibarotene

Overview

Tamibarotene is an oral, potent and selective agonist of the transcription factor RARα. At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, or ASH 2020, we presented data from our fully enrolled Phase 2 clinical trial assessing the safety and efficacy of tamibarotene in combination with azacitidine in 22 newly diagnosed AML patients who are “unfit,” meaning that they are not suitable candidates for standard intensive chemotherapy, who were prospectively selected using our proprietary RARA, the gene that codes for RARα, biomarker assay, as well as in 29 newly diagnosed unfit AML patients who do not overexpress RARA, who were enrolled to support the development of a commercial companion diagnostic test for tamibarotene. Based on these data and our assessment of ongoing areas of high unmet need, we are advancing tamibarotene in combination with azacitidine in SELECT-MDS-1, a registration-enabling Phase 3 clinical trial in newly diagnosed HR-MDS patients with RARA gene overexpression. We are currently dosing patients in SELECT-MDS-1, and we expect to complete enrollment in the fourth quarter of 2023 and report data from the SELECT-MDS-1 trial in the third quarter of 2024.

We are also advancing tamibarotene in combination with venetoclax and azacitidine in SELECT-AML-1, a randomized Phase 2 clinical trial of newly diagnosed unfit AML patients who are positive for RARA overexpression. At the 64th American Society of Hematology Annual Meeting held in December 2022, or ASH 2022, we presented data from six response-evaluable patients from the safety lead-in portion SELECT-AML-1, in which treatment with the triplet combination of tamibarotene, venetoclax and azacitidine demonstrated an 83 percent composite complete response rate and rapid onset of action, with no evidence of increased toxicity relative to historical data of the venetoclax and azacitidine doublet combination. Based on these data, we plan to evaluate the safety and efficacy of tamibarotene in approximately 80 patients randomized 1:1, directly comparing the triplet of tamibarotene, venetoclax and azacitidine to the doublet of venetoclax and azacitidine. We initiated the randomized portion of the trial in the first quarter of 2023, and expect to report initial randomized data in the fourth quarter of 2023 and additional data in 2024.

Tamibarotene Development Plan

Based on the clinical activity and favorable safety and tolerability profile of tamibarotene in combination with azacitidine as well as an assessment of ongoing areas of high unmet need within the evolving treatment landscape, we advanced tamibarotene in combination with azacitidine in SELECT-MDS-1, a registration-enabling Phase 3 clinical trial in newly diagnosed HR-MDS patients who are positive for RARA overexpression. HR-MDS is a hematologic malignancy that exists on the same disease continuum as AML, with the two diseases diagnostically distinguished by the percentage blasts in the bone marrow. We believe that approximately 50% of HR-MDS patients and approximately 30% of AML patients are positive for RARA overexpression. In an earlier clinical trial evaluating tamibarotene as a single agent, hematologic response was observed in 60% (3/5) of evaluable patients with relapsed or refractory HR-MDS, including one patient with a marrow CR.

Informed by feedback from the U.S. Food and Drug Administration, or FDA, we are enrolling newly diagnosed HR-MDS patients who overexpress RARA in a double-blind placebo-controlled randomized study to receive tamibarotene in combination with azacitidine or placebo with azacitidine, respectively. In recent communications, the FDA has continued to support the use of the CR rate as an acceptable efficacy endpoint for regulatory decision-making for treatments of newly diagnosed higher-risk MDS with supporting data on durability of remission. The study will enroll approximately 190 patients randomized 2:1 into the experimental vs. control arms, respectively. The trial is designed with 90% power and a one-sided alpha of 0.025 to detect a difference in CR rates between the experimental and control arms. In January 2022, the FDA granted Fast Track Designation to tamibarotene in combination with azacitidine for the treatment of adults with newly diagnosed HR-MDS who are positive for RARA overexpression. We are currently dosing patients in SELECT-MDS-1, and we expect to complete enrollment in the fourth quarter of 2023 and report data from the SELECT-MDS-1 trial in the third quarter of 2024.

In addition, we advanced tamibarotene in combination with venetoclax and azacitidine in newly diagnosed unfit AML patients who are positive for RARA overexpression. Our ongoing Phase 2 clinical trial, known as SELECT-AML-1, included a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the trial, which will evaluate the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The trial will also evaluate the triplet as a salvage strategy for patients in the control arm who do not respond to venetoclax and azacitidine in the control arm. We initiated the randomized portion of the trial in the first quarter of 2023, and expect to report initial randomized data in the fourth quarter of 2023 and additional data in 2024.

We have entered into an agreement with a third-party commercial provider to provide a validated laboratory test under Clinical Laboratory Improvement Amendment, or CLIA, guidelines using a diagnostic platform and approach that is being used to prospectively enroll patients with RARA gene overexpression in our clinical trials. In March 2022, we entered into a Master Collaboration Agreement and associated project work plan with Qiagen Manchester Limited, or Qiagen, pursuant to which Qiagen will develop and commercialize a companion diagnostic for this biomarker.

Tamibarotene in Combination with Azacitidine

In October 2018, we published preclinical data in Haematologica, a peer-reviewed journal of the European Hematology Association, supporting the rationale for combining tamibarotene with hypomethylating agents such as azacitidine in AML patients with RARA overexpression. These data showed that tamibarotene in combination with azacitidine resulted in synergistic anti-proliferative effects supported by evidence of DNA damage and apoptosis and, in patient-derived xenograft models of AML with RARA overexpression, tamibarotene in combination with azacitidine showed both greater clearance of tumor cells in bone marrow and other tissues and greater duration of response, compared to either azacitidine or tamibarotene alone.

We presented data at ASH 2020, which was later published in Blood Advances in 2022, from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy, as well as in R/R AML patients who overexpress RARA. Fifty-one newly diagnosed unfit AML patients, including those with and without RARA gene overexpression, were eligible for a safety analysis. Eighteen patients who overexpress RARA were evaluable for clinical response. In those patients, the data showed that:

•
The composite CR rate was 61% (11/18), including nine patients (50%) achieving CR and two patients (11%) achieving complete response with incomplete blood count recovery, or CRi.
o
89% (8/9) of CRs were deep molecular or cytogenetic CRs.
o
Responses were seen across AML risk groups, including patients with mutations that are typically associated with poor outcomes.
•
The median time to initial composite CR was 1.2 months.
•
The median duration of composite complete remission was 10.8 months, and median overall survival, or OS, among patients who achieved a CR or CRi was 18.0 months.
•
72% (13/18) of patients achieved or maintained transfusion independence.

For the 28 patients who were negative for RARA overexpression and who were evaluable for clinical response, the data showed that the overall response rate, or ORR, was 43% (12/28), with a composite complete response rate of 32% (9/28), including seven patients (25%) achieving CR and two patients (7%) achieving CRi. The median time to initial composite complete remission was 3.0 months, and the median duration of composite complete remission was 10.3 months.

Tamibarotene in combination with azacitidine was generally well-tolerated with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single-agent azacitidine.

We also presented translational data demonstrating that most newly diagnosed unfit AML patients enrolled in our Phase 2 study who were positive for RARA overexpression had a monocytic disease phenotype that is associated with resistance to venetoclax. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with tamibarotene but also for patients who may be less likely to benefit from treatment with venetoclax.

Tamibarotene in Combination with Venetoclax and Azacitidine

At ASH 2022, we presented data from the safety lead-in portion of our ongoing SELECT-AML-1 Phase 2 trial evaluating tamibarotene in combination with venetoclax and azacitidine in newly diagnosed, unfit patients with AML and RARA gene overexpression. As of October 13, 2022, eight newly diagnosed, unfit patients who were positive for RARA overexpression had been enrolled in the trial, including six who were evaluable for response. The median age of the patients was 61 (ranging from 55-82) and the median percent blasts at baseline was 63% (ranging from 39-100%). In this population, tamibarotene in combination with venetoclax and azacitidine administered at approved doses showed no evidence of increased toxicity relative to the doublet combination of venetoclax and azacitidine. This includes rates of myelosuppression, which were comparable to reports with venetoclax and azacitidine in this population. Serious adverse events, or SAEs, were reported in all six patients. The most frequently occurring SAEs included febrile neutropenia (66%) and pneumonia (50%). The majority of non-hematologic AEs were low grade and reversible. The most frequently occurring non-hematologic AEs included pneumonia (66%), cough (50%), anxiety (50%), decreased appetite (50%) and rash (50%).

Among these patients, the CR/CRi rate, as defined by Revised International Working Group, or IWG, criteria was 83%, consisting of two patients (33%) who achieved a CR and three patients (50%) who achieved a CRi. Four of five patients (80%) who achieved a CR or CRi had a high monocytic expression score, or MES, which may be associated with venetoclax resistance. The median time to CR/CRi response was 33 days, ranging from 25-88 days, the median duration of treatment was 76.5 days, ranging from 20-104 days, and the median duration of follow-up was 107 days, ranging from 56-314 days. These early data compare favorably to the standard-of-care combination of venetoclax and azacitidine, which shows composite CR rates of 66% in newly diagnosed unfit AML patients.

Tamibarotene Market Opportunity

We believe that tamibarotene has the potential to address significant unmet medical need across a range of cancer populations with RARA gene overexpression, and, despite a significant number of new product approvals in AML since 2018, that there continues to be a significant unmet medical need in that indication.

We believe that approximately 21,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for MDS patients of all risk groups to grow to approximately $3.3 billion by 2026. In addition, we believe that approximately 25,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for all AML patients (fit and unfit for treatment with standard intensive chemotherapy) to grow to be approximately $6.6 billion by 2025. Based on data from our clinical trials, we believe approximately 50% of MDS patients and approximately 30% of AML patients with RARA gene overexpression.

HR-MDS is progressive in nature and has a poor prognosis. Disease-related cytopenias result in significant morbidity and mortality, with more than half of HR-MDS patients progressing to AML. There have been no new drug approvals for HR-MDS since 2006 other than hypomethylating agents, or HMAs. Azacitidine is an HMA that represents the current standard of care but offers a low CR rate of 17%, with a median overall survival of approximately 18.6 months. It is estimated that more than half of newly diagnosed AML patients are elderly or unfit for treatment with intensive therapies, underscoring the need for well-tolerated therapies that can be used in combination. Venetoclax with azacitidine is the standard of care, with a 37% CR rate and median OS of 14.7 months. Approximately one-third of patients do not respond, and nearly all relapse with a very poor prognosis, with median OS of 2.4 only months. We believe that tamibarotene has the potential to provide a meaningful benefit for HR-MDS patients and newly diagnosed unfit AML patients who are positive for RARA overexpression.

SY-2101

Overview

In December 2020, we acquired from Orsenix, LLC, or Orsenix, a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed lower-risk APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. We believe SY-2101 has the potential to become the standard-of-care frontline therapy for APL by providing a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a prior Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. We are currently conducting a Phase 1 clinical trial of SY-2101 in newly diagnosed APL patients that is designed to confirm the dose for a future registration-enabling study. We plan to provide an update on the dose confirmation study, as well as the development path and timing for further evaluation of SY-2101 in a registration enabling study in APL, in the second half of 2023.

SY-2101 Clinical Data and Development Plan

SY-2101 has been evaluated in a prior Phase 1 PK study, which included three dose cohorts of 5 mg, 10 mg and 15 mg, given once daily. The study enrolled 12 patients with advanced hematologic malignancies, including six patients with R/R MDS, four patients with R/R AML, and two patients with chronic myelomonocytic leukemia. The median age of these patients was 76.5 years (with patients ranging from 45 to 81 years), and patients had a median of two prior therapies (with patients ranging from one to five prior therapies). The study showed that SY-2101 is bioavailable and achieves exposure levels in the range of the approved IV dose. It was generally well-tolerated at all doses, with the majority of adverse events being low-grade. Specifically, investigators reported preliminary responses in two MDS patients, observing one patient with marrow remission at two and five months after start of dosing, and another patient had bone marrow response and became eligible for transplant. Steady-state plasma concentration was reached on day 15. Exposure levels of SY-2101 at the 15 mg dose were comparable to the IV ATO approved dose (0.15 mg/kg) for adult patients, based on IV ATO historical data.

We are dosing patients in a dose confirmation study of SY-2101. The ongoing dose confirmation study is designed to evaluate the PK, food effect, safety and tolerability of SY-2101 and is expected to enroll between six and 24 adult APL patients undergoing consolidation with IV ATO plus ATRA. Participants receive a single dose of 15 mg of SY-2101 in both the fasted and in the fed state, and a single dose of IV ATO for PK assessments, with flexibility to allow for other SY-2101 doses to be evaluated. Daily administration of SY-2101 is also being evaluated in a multiple-dose treatment module substituting for IV ATO during consolidation to assess steady state SY-2101 PK and safety.

Based on preliminary data available to date in our ongoing Phase 1 dose confirmation study, SY-2101 administered at 15 mg achieved comparable PK (AUC and Cmax) exposures to IV ATO at the approved dose of 0.15 mg/kg. Additionally, based on the data available to date, SY-2101 showed high oral bioavailability of approximately 80% and continues to support a favorable tolerability profile. We believe this is the first cross-over data directly comparing the PK of SY-2101 to the approved IV dose ATO.

To date, feedback from the FDA and the European Medicines Agency, or EMA, in the context of the original SY-2101 PK data supports a single registration-enabling study of approximately 215 patients with newly diagnosed low-risk APL, randomized 2:1 to receive SY-2101 or IV ATO and designed with molecular complete response and event-free survival as primary endpoints for potential approval. Based on the emerging PK cross-over data directly comparing SY-2101 to the approved dose of IV ATO in our dose confirmation trial, and assuming that additional data is supportive, we believe there may be an opportunity to explore a more efficient registration pathway to potential approval.

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

Earlier-Stage Programs

We are currently evaluating SY-5609, our highly selective and potent oral CDK7 inhibitor, in a Phase 1 clinical trial as a single agent in R/R patients with select solid tumors, and in combination with gemcitabine and with gemcitabine plus nab-paclitaxel in patients with metastatic pancreatic cancer. In addition, Roche continues to enroll patients in the arm of its ongoing Phase 1/1b INTRINSIC trial evaluating SY-5609 in combination with atezolizumab, its PD-L1 inhibitor, in BRAF-mutant colorectal cancer patients.

We also have multiple preclinical and discovery programs in oncology, including SY-12882, our oral CDK12 inhibitor, and programs targeting the inhibition of CDK11 and WRN. We are currently exploring partnership opportunities for SY-5609 and for our discovery-stage oncology programs.

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

Phase 1 Dose Escalation Study of SY-5609 in Patients with Pancreatic Cancer and Select Solid Tumors

At the European Society for Medical Oncology Congress held in September 2021, or ESMO 2021, we presented data from the dose-escalation portion of the Phase 1 multi-center, open-label study of SY-5609 evaluating patients with advanced breast, colorectal, lung, ovarian and pancreatic cancers, as well as patients with solid tumors of any histology harboring Rb pathway alterations.

Patients were treated in cohorts exploring continuous daily dosing as well as intermittent dosing regimens, including seven days on treatment and seven days off, or 7d on/7d off, and five days on treatment and two days off, or 5d on/2d off, schedules. As of a July 6, 2021 data cut-off, 54 patients treated with single-agent SY-5609 in the study were eligible for a safety analysis and 45 patients were evaluable for clinical response. The median age of patients enrolled in the study was 65.5. Patients had been heavily pre-treated with as many as eight prior therapies and a median of four prior therapies.

Across all doses and schedules, the majority of adverse events, or AEs, were low-grade and reversible, and there was a low rate of discontinuations due to AEs. The most common treatment-emergent AEs were gastrointestinal (nausea, diarrhea, decreased appetite, abdominal pain, vomiting), fatigue, thrombocytopenia, and anemia. Tolerability was optimized with the 7d on/7d off schedule, which had the lowest rates of treatment-emergent AEs relative to other regimens, while demonstrating comparable rates of stable disease, or SD, as seen with more dose-intense regimens, supporting the selection of this schedule for further development of SY-5609. The maximum tolerated dose of the 7d on/7d off schedule has not yet been reached as of the data cut-off date. Changes in POLR2A mRNA expression, a pharmacodynamic marker for CDK7 inhibition were associated with anti-tumor activity and were sustained for at least three days following drug cessation, supporting intermittent dosing. As of the data cut-off date:

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

Based on these data, we are evaluating an expansion cohort that includes two arms evaluating SY-5609 in combination with chemotherapy for the treatment of pancreatic cancer, one of which is evaluating SY-5609 in combination with gemcitabine in patients in first or second relapse who have progressed following treatment with the chemotherapy regimen known as FOLFIRINOX, and the other is exploring a SY-5609 in combination with gemcitabine and nab-paclitaxel in patients following first relapse after FOLFIRINOX. SY-5609 is administered 7d on/7d off at a starting dose of 4 mg in both the gemcitabine combination and triplet combination arms, and the combination agents are administered at the approved doses. The study is designed to evaluate safety and tolerability, as well as efficacy measures such as progression free survival and disease control rate, or DCR, which is the combined rate of CR, partial response, or PR, and SD.

As of a October 12, 2022 safety data cut-off, a maximum tolerated dose, or MTD, of single agent SY-5609 administered in a 7 day on/7 day off dosing regimen has not been reached. The 10 mg dose level did not result in any dose limiting toxicities, or DLTs, further supporting the tolerability of the 7 day on/7 day off dosing regimen in which 30 patients have been dosed across five dose levels (4, 5, 6, 7, and 10 mg), with one DLT observed at the 4 mg single agent dose level. PK analyses demonstrated an expected increase in SY-5609 exposure levels, with the 10 mg single-agent dose also supporting a preliminary exposure-response relationship. At the time of the October 20, 2022 clinical activity data-cut off, two of three study patients treated at the 10 mg single-agent dose level were response evaluable, with two of two response-evaluable patients achieving SD (one with pancreatic ductal adenocarcinoma, or PDAC, and one with colorectal cancer, or CRC), with the PDAC patient experiencing a 10% tumor reduction. As of the safety data cut-off, an MTD for either the doublet or the triplet has not been reached in the 7 day on/7 day off dosing regimen, with dosing of SY-5609 up to 5 mg in the doublet and up to 4 mg in the triplet regimen, respectively. SY-5609 has been combined with gemcitabine and with gemcitabine plus nab-paclitaxel, with no new safety signals identified and the majority of AEs being low grade and reversible. The most common related AEs in the cohort with SY-5609 and gemcitabine, where the highest SY-5609 doses were evaluated in combination with chemotherapy, included fatigue, nausea, decreased appetite and decreased platelet count (all low grade), with one patient experiencing a DLT of grade 3 diarrhea at the 5 mg SY-5609 dose level. No DLTs were reported in patients treated with SY-5609 in combination with gemcitabine/nab-paclitaxel. As of the clinical activity data cut-off, initial doublet activity of SY-5609 plus gemcitabine in PDAC included a confirmed PR by Response Evaluation Criteria in Solid Tumors, or RECIST, accompanied by a 98% reduction in the CA 19-9 tumor marker from a baseline of 60,357 U/mL to 968 U/mL, in one of four response evaluable patients treated at the 4 mg SY-5609 dose level, corresponding to a 25% DCR, and SD in three of four response evaluable patients treated at the 5 mg SY-5609 dose level, corresponding to a 75% DCR, for an overall DCR of 50% (four out of eight) in response evaluable patients. There is preliminary evidence for an exposure-response relationship, with the responding patient who achieved a confirmed PR demonstrating higher-than-average exposure relative to other patients at that dose. Two of three patients treated at the 4 mg dose level in the triplet regimen cohort were response evaluable, including one with SD. We have completed enrollment in the single agent cohort for select solid tumors and in the doublet combination cohort in PDAC patients, and we are currently seeking a partnership for the further development of SY-5609.

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

Discovery-Stage Oncology Programs

We currently have several oncology programs in our preclinical and discovery pipeline targeting the inhibition of CDK12, CDK11, and WRN. We are currently exploring partnership opportunities for these programs.

Our CDK12 inhibitor program builds on our capabilities to discover potent and selective small molecule inhibitors to specific members of the CDK family. In preclinical studies, we have observed that inhibiting CDK7 results in different transcriptional effects than inhibiting CDK12, pointing to distinct therapeutic opportunities to benefit patients with difficult-to-treat cancers. Specifically, we believe that a selective CDK12 inhibitor presents a therapeutic opportunity in cancers that have a dependency on DNA repair. In July 2022, we nominated SY-12882, our oral, potent, and selective CDK12 inhibitor, as a drug candidate for which investigational new drug, or IND, -enabling studies could be conducted. Preclinical data presented at the American Association for Cancer Research (AACR) annual meeting in April 2022 demonstrated that selective CDK12 inhibition resulted in strong anti-tumor activity as a single agent and in combination with a DNA damaging agent and in combination with a poly adenosine diphosphate-ribose polymerase, or PARP, inhibitor in models of breast, lung, and ovarian cancer.

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

In December 2019, we entered into a collaboration with GBT, now a subsidiary of Pfizer Inc., to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia. See “—License and Collaboration Agreements–Global Blood Therapeutics” below.

Intellectual Property

We file patent applications directed to various compositions of matter, formulations and methods related to our product candidates and compounds in earlier stages of development and other commercially relevant inventions. As of December 31, 2022, we own 23 issued U.S. patents and 14 pending U.S. utility patent applications, excluding patents owned by Tyme Inc., our wholly owned subsidiary. We are pursuing or maintaining 121 corresponding patent applications that are pending or granted in various jurisdictions outside the United States, including Europe, Japan, Australia, Canada and China, and we own four applications that are pending in accordance with the Patent Cooperation Treaty, or PCT. A significant portion of the patents and applications we own pertain to our product candidates that are in clinical or pre-clinical development, to methods of using them in the treatment of disease, and to methods of selecting patients for treatment based on biomarker expression.

Our intellectual property portfolio as of December 31, 2022 is further described below. For some of our pending patent applications, prosecution has yet to commence. Prosecuting patent applications to allowance is often a lengthy process, during which the scope of the claims initially submitted for examination by various patent offices is often significantly narrowed, and some claims may never be granted. It is possible that we will amend the claims of our pending patent applications to limit their scope. We may also elect to abandon some of our pending patent applications, particularly those pending outside of the United States, if we determine these applications do not have strategic significance to our programs or platform.

Tamibarotene

The patent portfolio we own for tamibarotene contains seven issued U.S. patents, two pending U.S. utility patent applications, 32 applications pending or granted in countries other than the United States, including Europe, Japan, Australia, Canada, China, Russia, Israel and Mexico, and two pending PCT applications. Generally, these patents and applications disclose methods of identifying and treating patients who are sensitive to RARα agonists, including tamibarotene, based on the expression of certain biomarkers, including RARA. The applications disclose methods of treating selected patients with tamibarotene alone or with a combination of tamibarotene and a second agent, such as azacitidine. One of our issued patents, U.S. Patent No. 9,845,508, covers methods of diagnosing and treating human patients suffering from non-APL AML by administering tamibarotene; the patients are diagnosed based on the level of RARA messenger RNA, or mRNA, previously determined to be present in a sample of diseased cells from the subject. The granted claims of a second patent, U.S. Patent No. 10,167,518, cover methods of treating human subjects suffering from MDS. Selection of subjects for treatment is again based on the level of RARA mRNA expression, and subjects with RARA overexpression are treated with tamibarotene. A third patent, U.S. Patent No. 9,868,994, covers methods of treating non-APL AML or MDS by administering tamibarotene to a patient when a defined sample obtained from the patient is determined to have an elevated level of IRF8 mRNA or elevated levels of both IRF8 and RARA mRNA. A fourth patent, U.S. Patent No. 10,240,210, covers methods of treating non-APL AML or MDS with a combination of tamibarotene and azacitidine when a defined sample from the subject has been determined to have an elevated RARA mRNA level or an elevated IRF8 mRNA level. A fifth patent, U.S. Patent No. 10,697,025, covers methods of treating subjects who have non-APL AML with tamibarotene; treatment proceeds when a sample of diseased cells from the subject was determined to have a super enhancer associated with a RARA gene or a level of primary RNA transcripts from the RARA gene that is equal to or above a pre-determined threshold. A sixth patent, U.S. Patent No. 11,053,552, covers methods of treating non-APL AML or MDS by administering a combination of tamibarotene and a second therapeutic agent, with further specification of the analysis of an IRF8 biomarker and/or a RARA biomarker. A seventh patent, U.S. Patent No. 11,447,831, covers methods of treating subjects who have MDS with tamibarotene; treatment proceeds when a sample of diseased cells from the subject is determined to have a super enhancer associated with a RARA gene or a level of primary RNA transcripts from the RARA gene that is equal to or above a pre-determined threshold. We believe these seven U.S. patents are eligible for listing in the FDA’s “Orange Book.” These patents, as well as any additional patents that may grant from applications claiming the benefit of the same filing date as the currently granted patents, have statutory expiration dates no earlier than March 2036. Patent term extensions could result in later expiration dates.

In addition, we have an exclusive license from TMRC to practice the inventions claimed in one U.S. patent and five patents or applications granted or pending in the United States or other jurisdictions, including Canada and Europe. The claims of the U.S. patent are directed to a tamibarotene capsule preparation. We do not have composition of matter patent protection with respect to tamibarotene.

SY-2101

The patent portfolio we own for SY‑2101 contains six issued patents, three of which were obtained in the U.S., one of which was granted in Europe, one of which was granted in Mexico, and one of which was granted in Japan. In addition, applications remain pending in the U.S. and other jurisdictions, including Europe, Japan, Australia, Canada and China. Generally, these patents and applications disclose methods of making lyophilized compositions comprising arsenic and formulations containing the lyophilized arsenic that can be orally administered to patients having acute promyelocytic leukemia and other hematological malignancies. One of our issued patents, U.S. Patent No. 10,111,836, covers methods of preparing an oral pharmaceutical formulation comprising a lyophilized composition comprising arsenic or lyophilized arsenic trioxide. A second patent, U.S. Patent No. 10,272,045, covers distinct methods of preparing a lyophilized composition comprising arsenic. A third patent, U.S. Patent No. 10,653,628, covers a solution for use in the lyophilization of a pharmaceutical compound comprising arsenic trioxide. These patents, as well as any additional patents that may grant from applications claiming the benefit of the same filing date as the currently granted patents, have statutory expiration dates no earlier than February 2036. Patent term extensions could result in later expiration dates.

SY-5609 and Other CDK7 Inhibitors

The patent portfolio we own for SY-5609 and our other CDK7 inhibitors, including SY-1365, contains patents and patent applications generally directed to the inhibitors, pharmaceutical formulations containing them, and methods of making and using them, including their use in treating various biomarker-selected patient populations. As of December 31, 2022, we own nine issued U.S. patents, eight pending U.S. patent applications, 70 corresponding applications pending or granted in countries outside the United States, including Europe, Japan, Australia, Canada and China and two pending applications filed in accordance with the PCT. Any patent that has issued or will issue and that claims the benefit of the priority date of one or more of these patents or patent applications will have a statutory expiration date ranging from October 2034 to November 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

Of the nine issued U.S. patents we own: (1) U.S. Patent No. 10,106,526 covers compounds and pharmaceutical compositions generically describing SY-1365; (2) U.S. Patent No. 10,059,690 specifically claims SY-1365 and pharmaceutical compositions containing SY-1365; (3) U.S. Patent No. 10,519,135 covers pharmaceutical compositions containing stereoisomers of SY-1365; (4) U.S. Patent No. 10,336,760 covers CDK7 inhibitors conforming to the structural formula provided; (5) U.S. Patent No. 10,308,648 covers CDK7 inhibitors conforming to the structural formula provided as well as pharmaceutically acceptable salts, solvates, hydrates, tautomers, and stereoisomers thereof; (6) U.S. Patent No. 10,865,206 covers pharmaceutical compositions comprising a pharmaceutically acceptable excipient and a therapeutically effective amount of a CDK7 inhibitor conforming to the structural formula provided or a pharmaceutically acceptable salt, isotopically labeled derivative, or stereoisomer thereof; (7) U.S. Patent No. 11,083,728 covers pharmaceutical formulations containing SY-1365 or a pharmaceutically acceptable salt thereof; (8) U.S. Patent No. 10,738,067 covers SY-5609 and pharmaceutical compositions comprising a therapeutically effective amount thereof; and (9) US Patent No. 11,311,542 covers CDK7 inhibitors conforming to the structural formula provided and pharmaceutically acceptable salts, stereoisomers, and isotopic forms thereof. The first six of these patents have statutory expiration dates in 2035, not including available patent term extensions. The seventh patent has a statutory expiration date in 2038, not including any available patent term extension. The eighth patent has a statutory expiration date in November 2039, not including available patent term adjustments or patent term extensions. The ninth patent, covering CDK7 inhibitors, has a statutory expiration date in July of 2040, not including any available patent term extensions.

Sickle Cell Disease

As of December 31, 2022, we own one patent application that is directed to methods of treating hemoglobinopathies such as sickle cell disease, and which is pending in Australia, Canada, Europe and the United States.

Other Programs

The intellectual property portfolio we own that relates to programs other than those described above contains patents and patent applications directed to compositions of matter for inhibiting transcription factors and immuno-oncology targets in multiple compound families, and methods of treating various diseases, including cancer and immunological diseases, through inhibition of specific transcription factor(s) or gene products. As of December 31, 2022, we own four U.S. patents and three U.S. patent applications. Our issued patents numbered 10,787,444, 11,124,527 and 11,274,103 cover compounds conforming to the structures provided as well as pharmaceutically acceptable salts thereof, which are intended for use as inhibitors of Myc. These patents have statutory expiration dates in June 2036 (U.S. Patent Nos. 10,787,444 and 11,124,527) and in October 2037 (inclusive of patent term adjustment). Our issued patent, U.S. Patent No. 11,040,981, covers compounds conforming to the structures provided as well as pharmaceutically acceptable salts thereof that are intended for use as inhibitors of TAM kinases. This patent has a statutory expiration date in October 2038.

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

Global Blood Therapeutics

In December 2019, we entered into a license and collaboration agreement with GBT with respect to a research collaboration to discover novel targets that induce fetal hemoglobin, in order to develop new small molecule treatments for sickle cell disease and beta thalassemia. Under the terms of the collaboration agreement, parties will use commercially reasonable efforts to identify at least one compound for the commencement of studies that are reasonably required to meet the requirements for filing an IND. Each party will be solely responsible for its own costs incurred to conduct its activities under the research plan, except that GBT will reimburse us for full-time employee and out-of-pocket costs and expenses that we incur in accordance with the agreed upon research budget. The term of the research program may be extended by one or two one-year extensions as mutually agreed upon. The parties have agreed to extend the research term for an additional year, with the term now scheduled to end in December 2023.

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

Incyte Corporation

In January 2018, we entered into a target discovery, research collaboration and option agreement with Incyte, pursuant to which we agreed to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte has received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. For each option exercised by Incyte, Incyte will have the exclusive worldwide right to use the licensed intellectual property to develop and commercialize therapeutic products that modulate the target as to which the option was exercised.

Under the terms of the collaboration agreement, Incyte paid us $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding, or the pre-paid research amount. Incyte was responsible for funding our activities under an agreed-upon research plan, including amounts in excess of the pre-paid research amount. Under the collaboration agreement, we are required to use commercially reasonable efforts to conduct the research services over a period commencing on the effective date of the collaboration agreement and ending upon the completion of specified target validation activities. As of December 31, 2022, we completed all of the target validation activities allocated to us under the research plan.

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

In connection with the collaboration agreement, we sold 79,302 shares of our common stock to Incyte for an aggregate purchase price of $10.0 million in cash, or $126.10 per share, in a private placement. In addition, we granted to Incyte the right to purchase up to its pro rata share of the securities offered in certain subsequent offerings of our common stock or common stock equivalents, subject to the terms and conditions set forth in the stock purchase agreement. In February 2018, we sold 14,450 additional shares of our common stock to Incyte at a price of $95.50 per share, resulting in proceeds to us of $1.4 million. Incyte’s pro rata participation rights have since expired.

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

Qiagen

In March 2022, we entered into a master collaboration agreement and a project schedule with Qiagen. Pursuant to this agreement, Qiagen has agreed to develop and commercialize an assay as a companion diagnostic test to determine the RARA gene expression levels for use with tamibarotene in newly diagnosed higher-risk MDS patients.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop therapy for the treatment of cancer, including divisions of large pharmaceutical companies and biotechnology companies of various sizes.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drug and other therapies, they may also be used in combination with or as an adjunct to these therapies. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events. As a result, the level of morbidity and mortality from cancer remains high.

In addition to currently marketed therapies, there are also a number of medicines in late-stage clinical development to treat cancer. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of and ease of access to companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient, have greater ease of access, or are less expensive than any medicines that we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic medicines. There are many generic medicines currently on the market for the indications that we are pursuing, and additional medicines are expected to become available on a generic basis over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic medicines.

If the product candidates of our priority programs are approved for the indications for which we are currently planning clinical trials, they will compete with the drugs discussed below and will likely compete with other drugs currently in development.

Tamibarotene

We are developing tamibarotene, our RARα agonist, for patients with AML and MDS. We are selecting patients for our clinical trials based on high levels of RARA gene expression. We are aware of several new drugs approved by the FDA since 2018 for the treatment of newly diagnosed unfit AML or patient subsets within newly diagnosed unfit AML (including ivosidenib, venetoclax, and glasdegib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). Tamibarotene may also face competition from other agents currently in clinical development for AML and MDS, including those in late-stage development from Gilead Sciences, Inc., Abbvie Inc., Roche Holding AG, Novartis AG, Astex Pharmaceuticals, Inc., and Pfizer Inc. We are not aware of any selective RARα agonist programs that are in active clinical development.

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

SY-5609

We are conducting a Phase 1 clinical trial of SY-5609 in patients with select advanced solid tumors. We are aware of selective CDK7 inhibitors being developed in early clinical trials by Carrick Therapeutics Ltd., Exelixis, Inc. and Qurient Co. Ltd., as well as other selective CDK7 inhibitor programs that we believe are in preclinical development from Yungjin Pharma Co., Ltd., The Translational Genomics Research Institute, Applied Pharmaceutical Science, Inc. and Kirilys Therapeutics, Inc., and a and a collaboration between Exscientia Ltd. and GT Apeiron Therapeutics Ltd. focused on developing novel CDK inhibitors, including selective CDK7 inhibitors. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in pancreatic cancer and BRAF-mutant colorectal cancer, the disease areas where we are currently focusing our development of SY-5609.

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

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND and are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

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

In March 2022, the FDA finalized guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time. Progress reports detailing the status and a brief description of available results of the clinical trials must be submitted at least annually to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to the long delay in issuing final implementing regulations by the Department of Health and Human Services, or HHS, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2023 is approximately $3.25 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2023 is approximately $394,000. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. With the passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA, as well as other persons holding study records or involved in the study process.

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

With the passage of FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded; to require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and to use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

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

In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Further, with passage of the Pre-Approval Information Exchange Act, or the PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing patent or regulatory exclusivity, including the non-patent and orphan exclusivity, for drug products. For biologic products, only non-patent exclusivity is extended. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2023, the standard fee is $441,547 and the small business fee is $110,387.

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
•
the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, and other healthcare providers, as well as ownership and investment interests held by physicians, and their immediate family members.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax

Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case and in June 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule was delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation, and was subsequently delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

The main characteristics of the new regulation include a single set of documents to be prepared and submitted for the application, as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Separately, the regulatory authorities in the EU also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which became effective in May 2022. The new regulation replaces the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. The regulation, among other things, strengthens the rules on placing devices on the market and reinforces surveillance once they are available; establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

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

Subject to receiving marketing approval, we intend to build a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of physicians who are key specialists in treating the patient populations for which our product candidates are being developed. We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Where appropriate, we may elect to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products. In certain instances, we may consider building our own commercial infrastructure.

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

Employees

As of December 31, 2022, we had 117 full-time employees and one part-time employee, including 52 employees with M.D., Ph.D. or Pharm.D. degrees. Of these full-time employees, 89 employees are engaged in research and development activities and 28 employees are engaged in general and administrative activities. During the year ended December 31, 2022, we hired 35 new employees, of whom 26 are engaged in research and development activities and nine are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We conduct an employee engagement survey every year and, based on the results of the survey, we consider our relationship with our employees to be good. We focus on employee recruiting and attrition rates and our progress against equity, diversity and inclusion goals as key human capital measures in managing our business.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $94.7 million, $86.6 million, and $84.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $558.2 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of equity securities. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

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
•
maintain, expand and protect our intellectual property portfolio; and
•
hire and retain additional personnel and add operational, financial and management information systems, including personnel and systems to support our product development and commercialization efforts.

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

We believe that our cash, cash equivalents and marketable securities as of December 31, 2022 will enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2025. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of all of our product candidates.

Our future funding requirements will depend on many factors, including those discussed above under “We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability.” Our future funding requirements may also depend on:

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

•
the timing and amount of milestone and other payments due to TMRC Co. Ltd., or TMRC, associated with the development, manufacture and commercialization of tamibarotene;
•
the timing and amount of milestone payments due to Orsenix, LLC, associated with the development and commercialization of SY-2101; and
•
the timing and amount of milestone payments due to Qiagen Manchester Limited associated with the development and commercialization of a companion diagnostic test for use with tamibarotene.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the impacts of COVID-19, disruptions impacting global supply, the conflict between Russia and Ukraine and related sanctions against Russia, increasing inflation rates and interest rate changes. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to remain high in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, as we did through a private placement of our securities in September 2022, the ownership interests of our existing stockholders may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, debt financing, such as our term loan facility with Oxford that we entered into in February 2020, has created fixed payment obligations and imposed restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, such as our collaboration agreement with GBT, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In this regard, we recently announced that we are seeking a partnership for the clinical development of SY-5609, and that we are seeking partnerships for our oncology discovery programs, including our CDK12 program. However, we cannot provide assurance that these transactions will be consummated, or that sufficient additional capital to support the further development of SY-5609 or of our oncology discovery programs can be obtained or will be obtained on favorable terms.

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

On July 3, 2022, we entered into an amendment to the Loan Agreement, or the Loan Amendment, pursuant to which Oxford, in its capacity as lender and agent, has agreed to modify the Loan Agreement in order to, among other things, (i) extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and (ii) upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026.

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

Risks Related to the Discovery, Development and Commercialization of Product Candidates

Our approach to the discovery and development of product candidates is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

We are primarily focused on developing medicines for the treatment of hematologic malignancies. Tamibarotene, our lead product candidate, is being evaluated in genomically defined patients whose diseases have not been adequately addressed to date by other genomics approaches. While we believe that targeting this genomically defined patient population may potentially lead to a higher likelihood of clinical success, our approach is both novel and unproven, and our efforts may not result in the development of commercially viable medicines. We may also be incorrect about the effects of our product candidates on the diseases of genomically defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. For example, we have not yet succeeded and may never succeed in demonstrating efficacy and safety for our current or any future product candidates in a pivotal clinical trial or in obtaining marketing approval thereafter. Furthermore, our estimates of genomically defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize.

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

Clinical trials of a new product candidate require the activation of clinical trial sites and the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Our anticipated time to data in our clinical trials and the quantity of data to be presented from these trials is and will continue to be subject to our continued ability to activate clinical trial sites, recruit eligible patients, and the satisfaction by patients of other eligibility criteria for participation in the trial. In the case of tamibarotene, our time to data is also dependent on the prevalence of patients who overexpress the RARA biomarker and the impact of new product approvals in the AML and MDS fields. The rate of site activations and patient enrollment in the trial is difficult to predict, and we have experienced slower-than-anticipated site activations in our SELECT-MDS-1 trial as we expanded the study global footprint. There can be no assurance that we will enroll or have data from our clinical trials when we anticipate.

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

In addition, we are conducting our SELECT-MDS-1 clinical trial in foreign countries and may conduct other clinical trials outside the United States in the future. We do not have employees or significant operational capabilities located outside of the United States, and we rely on third parties, such as contract research organizations, or CROs, to conduct our clinical trials in foreign countries. Conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Side effects from product candidates undergoing clinical evaluation may be unpredictable. Tamibarotene has been observed to be associated with adverse events, such as mild or moderate dry skin, skin rash, headache and bone pain, as well as retinoic acid syndrome and elevated levels of cholesterol, lipids, liver function enzymes and white blood cells, which were severe in certain cases. Furthermore, retinoids such as tamibarotene may cause birth defects and therefore may carry a warning on their label. Other examples of retinoids, a class of chemical compounds that are related to vitamin A, include all trans retinoic acid (also known as ATRA), Retin-A, retinol (found in over-the-counter skin creams), isotretinoin and bexarotene. Additionally, SY-5609 has been observed to be associated with adverse events such as nausea, diarrhea, thrombocytopenia, fatigue and anemia. Furthermore, we have limited experience administering SY-2101 to humans, so the safety profile it will demonstrate in human clinical trials remains uncertain.

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

As one of the key elements of our development strategy, we seek to identify genomically defined subsets of patients within a disease category who may derive benefit from the product candidates we are developing. In collaboration with partners, we plan to develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. While our drug candidates will have their marketing applications reviewed by FDA’s Center for Drug Evaluation and Research, or CDER, companion diagnostics require separate marketing applications under the primary jurisdiction of FDA’s Center for Devices and Radiological Health, or CDRH. This parallel jurisdiction and separate marketing applications could result in coordination issues, require additional time and effort, or result in delays or failure to obtain marketing approval for either the companion diagnostic or related drug indications.

We do not develop companion diagnostics internally and thus we will be dependent on the sustained cooperation and effort of one or more third-party collaborators in developing, obtaining approval for, and commercializing these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. For example, if we are to succeed in obtaining regulatory approval for a companion diagnostic to identify genomically defined subsets of patients with AML or MDS using our RARA biomarker, we will need to demonstrate to regulatory authorities that RARA biomarker selection is associated with a response to tamibarotene. In March 2022, we entered into a Master Collaboration Agreement and associated project work plan with Qiagen, pursuant to which Qiagen will develop and commercialize a companion diagnostic for this biomarker. Any delay or failure by us, Qiagen, or any future collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates, delay the commercialization of our product candidates, or diminish the likelihood of achieving the commercial potential for our product candidates. In addition, Qiagen or any future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of our products. In addition, Qiagen or any other companion diagnostic collaborator with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

In particular, we intend to enrich certain of our clinical trials with patients most likely to respond to our product candidates. Genomically defined diseases may, however, have relatively low prevalence and it may be difficult for us or third parties with whom we collaborate to identify patients for our trials, which may lead to delays in enrollment for our trials. We intend to develop, or engage third parties such as Qiagen to develop, companion diagnostics for use in our clinical trials, but we or such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying genomically defined subsets of patients for our clinical trials. Moreover, in light of the recent approval of new products for the treatment of AML, there is substantial competition for patients to be enrolled in clinical trials for this disease. Our inability, or the inability of any collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our, or any collaborators’, ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

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

Because we have limited financial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. In this regard, we announced in November 2022 that we have elected to seek a partnership for the further development of SY-5609.

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

Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects, have greater ease of access, or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. Because the composition of matter patent for tamibarotene has expired and our license rights to tamibarotene from TMRC are limited to human cancer indications, it is possible that another applicant could obtain approval for a similar product from the FDA before us, in which case our NDA for tamibarotene would not be eligible for NCE exclusivity. See "—Risks Related to Our Intellectual Property—We do not have composition of matter patent protection with respect to tamibarotene or the active pharmaceutical ingredient of SY-2101." If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products may face from generic versions of our products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials and certain aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials, research or testing.

We currently rely and expect to continue to rely on third parties such as consultants, clinical investigators, CROs, clinical data management organizations, medical institutions and other similar entities, to complete certain aspects of our preclinical testing and clinical trials and provide services in connection with such clinical trials. Any third parties on which we currently rely or may in the future rely may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. We additionally rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

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

We are currently conducting SELECT-MDS-1, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in HR-MDS patients who have been prospectively selected using our proprietary RARA biomarker, and SELECT-AML-1, a randomized Phase 2 clinical trial evaluating tamibarotene in combination with venetoclax and azacitidine in newly diagnosed patients with AML who are positive for RARA overexpression and are not suitable candidates for standard intensive chemotherapy. We collaborate with a third party with respect to the clinical trial assay being used to select patients with the RARA biomarker for inclusion in these trials. The FDA has approved an investigational device exemption for the assay being used to select patients with the RARA biomarker, and we used this assay in our earlier Phase 2 trial evaluating the safety and efficacy of tamibarotene in certain AML and MDS patient populations. Based on data from over 175 patients screened in our clinical trials, we believe approximately 50% of MDS patients and approximately 30% of AML patients are positive for RARA overexpression. Our ability to continue to prospectively select patients who overexpress RARA for SELECT-MDS-1 and SELECT-AML-1 depends on the ability of this clinical trial assay to identify suitable patients for these clinical trials. If this assay does not perform as designed, it could adversely affect our estimated timelines to enroll patients, or adversely impact the results of these trials, which could significantly harm our business and commercial prospects.

To the extent that we enter into collaborations with third parties for the development and commercialization of any product candidates, our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

We expect to enter into collaborations for the development and commercialization of one or more product candidates we may develop, as we have with GBT to develop novel therapies for sickle cell disease and beta thalassemia and with Incyte to identify new drug targets in the field of myeloproliferative neoplasms. To the extent we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any collaborators' abilities to successfully perform the functions assigned to them in these arrangements. In addition, collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

We are currently seeking, and we expect to continue to seek, to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

We are currently seeking, and we expect to continue to seek, to establish one or more additional collaborators for the development and commercialization of one or more of our product candidates or to validate targets. For example, we are seeking partnership opportunities for our SY-5609 clinical program and for our oncology discovery programs. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the United States.

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

We may not be able to negotiate new collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, such as SY-5609 or our oncology discovery programs, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party pre-issuance submission of prior art to the USPTO or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivations, proceedings, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

In addition to the protection afforded by patents, we may also rely on trade secret protection. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including any information we hold in confidence or as a trade secret, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated confidential information or a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Further, if any of our confidential information or trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds and methods of use for the treatment of the disease indications for which we are developing our product candidates. If any third-party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

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

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, companion diagnostics are regulated as medical devices and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain premarket approval, or a PMA. Consequently, we anticipate that certain of our companion diagnostics may require us or our collaborators to obtain a PMA. For example, we expect that the FDA will require a PMA for the companion diagnostic being developed by Qiagen for use with tamibarotene to identify genomically defined subsets of patients with AML or MDS using our RARA biomarker.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device's safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA approval is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we or our collaborators are required by the FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we or our collaborators do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to effectively commercialize the product candidate and our ability to generate revenue will be materially impaired.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has been incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets (such as the ongoing conflict between Ukraine and Russia); compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

We have obtained orphan drug designation for tamibarotene for the treatment of MDS in the United States, and for the treatment of AML in the United States and in Europe. In addition, the EMA has issued a positive opinion on our application for orphan drug designation for tamibarotene for the treatment of MDS in Europe. SY-2101 has also received orphan drug designation for the treatment of APL in the United States and for the treatment of AML in Europe, and SY-5609 has received orphan drug designation for the treatment of pancreatic cancer in the United States. In the future, we or any collaborators may seek orphan drug designations for tamibarotene, SY-2101 or SY-5609 in other indications or territories or for other product candidates and may be unable to obtain such designations. Even if we do secure such designations and orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Further, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care. Finally, orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the court’s order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We and our collaborators must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Nonetheless, the FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For example, the FDA has granted Fast Track designation to tamibarotene for the treatment of HR-MDS. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees.

Designation as a Breakthrough Therapy or Fast Track is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even though we have received Fast Track designation for tamibarotene for the treatment of HR-MDS, and even if we receive Breakthrough Therapy or Fast Track designation for one or more of our other product candidates, the receipt of such designations may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that tamibarotene or one or more of our other product candidates no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Separately, in response to the COVID-19 pandemic in 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended; therefore, the FDA may be unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule was delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation, and was subsequently delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, with specific exceptions, to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value, including ownership and investment interests, to physicians and their family members; and

Analogous State and Foreign Laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the U.S., there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the EC to offer adequate data protection legislation, such as the U.S. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the U.K. and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K. Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the U.S. regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

Our employees, independent contractors, CROs, consultants, commercial partners, vendors, and principal investigators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, consultants, commercial partners, vendors and principal investigators, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Public health epidemics or outbreaks, including COVID-19, have had, and may continue to have, an adverse impact on our business.

Public health crises such as pandemics, epidemics and outbreaks could adversely impact our business. For example, COVID-19 has impacted, and it or another public health epidemic or outbreak may impact in the future, our operations and those of our third-party partners. The ultimate impact of any such public health epidemic or outbreak will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity, duration and any recurrence of such pandemic, actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, the effectiveness of vaccination and booster vaccination campaigns, work from home and return-to-work arrangements, compliance with governmental measures in connection with such pandemic, among others. Such pandemic or a similar public health epidemic or outbreak could adversely impact our ability to conduct clinical trials and our business generally and could have a material adverse impact on our operations and financial condition and results. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic or a similar public health epidemic or outbreak could materially and adversely affect our business and the value of our common stock.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards of $300.2 million and $300.2 million, respectively, and federal and state research and development tax credit carryforwards of $1.9 million and $0.5 million, respectively. These carryforwards could expire unused and be unavailable to offset future income tax liabilities. Our net operating loss carryforwards generated before 2018 will generally expire at various dates through 2037 and our research and development tax credit carryforwards will generally expire at various dates through 2042.

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

In addition, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Furthermore, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a cumulative change in ownership of significant shareholders of greater than 50%, by value, over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and research and development tax credit carryforwards to offset its post-change income may be limited. Our acquisition of Tyme Technologies, Inc. and concurrent private financing in September 2022 resulted in an ownership change for purposes of

Section 382, and as a result our ability to use our historical net operating loss and tax credit carryforwards will be materially limited. Such limitation, or any adjustments to our carryforwards made by the Internal Revenue Service or state tax authorities, could harm our future operating results by effectively increasing our future tax obligations.

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

Concentration of ownership of our common stock among our principal stockholders may prevent new investors from influencing significant corporate decisions.

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

Holders of Our Common Stock

As of February 27, 2023, there were approximately 76 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Overview

We are a biopharmaceutical company committed to developing new standards of care for the frontline treatment of patients with hematologic malignancies. Driven by the motivation to help patients with blood disorders that have largely eluded other targeted approaches, we are advancing a late-stage clinical pipeline which includes our lead product candidates:

•
Tamibarotene, a selective retinoic acid receptor alpha, or RARα, agonist for which we are conducting SELECT-MDS-1, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in a genomically defined subset of patients with higher-risk myelodysplastic syndrome, or HR-MDS, and for which we are conducting SELECT-AML-1, a randomized Phase 2 clinical trial evaluating tamibarotene in combination with venetoclax and azacitidine in a genomically defined subset of newly diagnosed patients with acute myeloid leukemia, or AML, who are not suitable candidates for standard intensive chemotherapy; and
•
SY-2101, a novel oral form of arsenic trioxide, or ATO, which we are evaluating in a dose confirmation study in patients with newly diagnosed low-risk acute promyelocytic leukemia, or APL.

In addition, we are evaluating SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, as a single agent in patients with select solid tumors and in combination with chemotherapy in pancreatic cancer patients in a Phase 1 clinical trial. SY-5609 is also being evaluated in combination with atezolizumab, a PD-L1 inhibitor, in BRAF-mutant colorectal cancer in an arm of a Phase 1/1b clinical trial sponsored by F. Hoffmann-La Roche AG, or Roche, which is actively enrolling. We also have multiple preclinical and discovery programs in oncology, including SY-12882, our oral CDK12 inhibitor, and programs targeting the inhibition of CDK11 and WRN. We are currently exploring partnership opportunities for SY-5609 and for our oncology discovery programs. We have also entered into a collaboration with Global Blood Therapeutics, Inc., now a subsidiary of Pfizer Inc., or GBT, to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia.

Tamibarotene

At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, or ASH 2020, we presented data from our fully enrolled Phase 2 clinical trial assessing the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard intensive chemotherapy, as well as in relapsed or refractory, or R/R, AML patients who have been prospectively selected using our proprietary RARA, the gene that codes for RARα, biomarker. As of an October 1, 2020 data cut-off, 51 newly diagnosed unfit AML patients, including patients with and without RARA gene overexpression, were eligible for a safety analysis. Among these patients, tamibarotene in combination with azacitidine was generally well-tolerated, with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single agent azacitidine. As of the data cut-off, of the 18 patients with RARA overexpression that were evaluable for clinical response, the composite complete response rate was 61%, with 50% of patients achieving complete response, or CR, and 11% achieving a complete response with incomplete blood count recovery, or CRi. The median time to initial composite CR was 1.2 months, the median duration of composite complete remission was 10.8 months, and the median overall survival, or OS, among patients who achieved a CR or CRi was 18.0 months. As of the data cut-off, of the 28 patients without RARA overexpression that were evaluable for clinical response, the overall response rate, or ORR, was 43%, with a composite complete response rate of 32%, with 25% of patients achieving CR and 7% achieving CRi. The median time to initial composite complete remission was 3.0 months, and the median duration of composite complete remission was 10.3 months. We also presented translational data demonstrating that most newly diagnosed unfit AML patients with RARA overexpression enrolled in our Phase 2 study had a monocytic disease phenotype that is associated with resistance to venetoclax. These data suggest that the RARA biomarker not only selects for patients who are more likely to respond to treatment with tamibarotene but also for patients who may be less likely to benefit from treatment with venetoclax. Approximately 25,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total addressable market opportunity for all AML patients to grow to approximately $6.6 billion by 2025.

Based on these data and our assessment of ongoing areas of high unmet need, we advanced tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in newly diagnosed HR-MDS patients with RARA overexpression, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and we believe that approximately 50% of HR-MDS patients overexpress RARA. We believe that approximately 21,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for MDS patients of all risk groups to grow to approximately $3.3 billion by 2026. We plan to enroll approximately 190 newly diagnosed HR-MDS patients with RARA overexpression in the double-blind placebo-controlled trial, randomized 2:1 to receive tamibarotene in combination with azacitidine or placebo with azacitidine, respectively. In recent communications, the FDA has continued to support the use of the CR rate as an acceptable efficacy endpoint for regulatory decision-making for treatments of newly diagnosed higher-risk MDS with supporting data on durability of remission. The trial is designed with 90% power and a one-sided alpha of 0.025 to detect a difference in CR rates between the experimental and control arms. We are currently dosing patients in SELECT-MDS-1, and we expect to complete enrollment in the fourth quarter of 2023 and report data from the SELECT-MDS-1 trial in the third quarter of 2024.

In addition, we advanced tamibarotene in combination with venetoclax and azacitidine in newly diagnosed unfit AML patients with RARA overexpression. Our ongoing Phase 2 clinical trial, known as SELECT-AML-1, included a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the trial, which will evaluate the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. We reported clinical activity data from the safety lead-in portion of the ongoing trial at the 64th Annual Meeting of the American Society of Hematology in December 2022, or ASH 2022. As of the data cut-off, eight newly diagnosed, unfit patients who were positive for RARA overexpression had been enrolled in the trial, including six who were evaluable for response. In this population, tamibarotene in combination with venetoclax and azacitidine administered at approved doses showed no evidence of increased toxicity relative to the doublet combination of venetoclax and azacitidine. This includes rates of myelosuppression, which were comparable to reports with venetoclax and azacitidine in this population. Among these patients, the CR/CRi rate was 83%, consisting of two patients (33%) who achieved a CR and three patients (50%) who achieved a CRi. Four of five patients (80%) who achieved a CR or CRi had a high monocytic expression score, or MES, which may be associated with venetoclax resistance. The median time to CR/CRi response was 33 days, the median duration of treatment was 76.5 days, and the median duration of follow-up was 107 days. These early data compare favorably to the standard-of-care combination of venetoclax and azacitidine, which shows composite CR rates of 66% in newly diagnosed unfit AML patients. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage strategy for patients in the control arm who do not respond to venetoclax and azacitidine. We initiated the randomized portion of the trial in the first quarter of 2023, and we expect to report initial randomized data in the fourth quarter of 2023 and additional data in 2024.

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

SY-2101

In December 2020, we acquired from Orsenix, LLC, or Orsenix, a novel oral form of ATO, which we refer to as SY-2101. SY-2101 is in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. APL represents approximately 10% of all AML cases, and approximately 2,000 patients are diagnosed with APL in the United States and Europe annually. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed low-risk APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. We believe SY-2101 has the potential to become the standard-of-care frontline therapy for APL by providing a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a prior Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. We are dosing patients in a dose confirmation study of SY-2101. The ongoing dose confirmation study is designed to evaluate the PK, food effect, safety and tolerability of SY-2101 and is expected to enroll between six and 24 adult APL patients undergoing consolidation with IV ATO plus ATRA. Participants receive a single dose of 15 mg of SY-2101 in both the fasted and in the fed state, and a single dose of IV ATO for PK assessments, with flexibility to allow for other SY-2101 doses to be evaluated. Daily administration of SY-2101 is also being evaluated in a multiple-dose treatment module substituting for IV ATO during consolidation to assess steady state SY-2101 PK and safety. Based on preliminary data available to date in our ongoing Phase 1 dose confirmation study, SY-2101 administered at 15 mg achieved comparable PK (AUC and Cmax) exposures to IV ATO at the approved dose of 0.15 mg/kg. Additionally, based on the data available to date, SY-2101 showed high oral bioavailability of approximately 80% and continues to support a favorable tolerability profile.

To date, feedback from the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, in the context of the original SY-2101 PK data supports a single registration-enabling study of approximately 215 patients with newly diagnosed low-risk APL, randomized 2:1 to receive SY-2101 or IV ATO and designed with molecular complete response and event-free survival as primary endpoints for potential approval. Based on the emerging PK cross-over data directly comparing SY-2101 to the approved dose of IV ATO in our dose confirmation trial, and assuming that additional data is supportive, we believe there may be an opportunity to explore a more efficient registration pathway to potential approval. We plan to provide an update on the dose confirmation study, as well as the development path and timing for further evaluation of SY-2101 in a registration enabling study in APL, in the second half of 2023.

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

Based on these data, we are evaluating an expansion cohort that includes two arms evaluating SY-5609 in combination with chemotherapy for the treatment of pancreatic cancer, one of which is evaluating SY-5609 in combination with gemcitabine in patients in first or second relapse who have progressed following treatment with the chemotherapy regimen known as FOLFIRINOX, and the other is exploring SY-5609 in combination with gemcitabine and nab-paclitaxel in patients following first relapse after FOLFIRINOX. SY-5609 is administered 7d on/7d off at a starting dose of 4 mg in both the gemcitabine combination and triplet combination arms, and the combination agents are administered at the approved doses. The study is designed to evaluate safety and tolerability, as well as efficacy measures such as progression free survival and disease control rate, or DCR, which is the combined rate of CR, partial response, or PR, and SD.

As of a October 12, 2022 safety data cut-off, a maximum tolerated dose, or MTD, of single agent SY-5609 administered in a 7 day on/7 day off dosing regimen has not been reached. The 10 mg dose level did not result in any dose limiting toxicities, or DLTs, further supporting the tolerability of the 7 day on/7 day off dosing regimen in which 30 patients have been dosed across five dose levels (4, 5, 6, 7, and 10 mg), with one DLT observed at the 4 mg single agent dose level. PK analyses demonstrated an expected increase in SY-5609 exposure levels, with the 10 mg single-agent dose also supporting a preliminary exposure-response relationship. At the time of the October 20, 2022 clinical activity data-cut off, two of three study patients treated at the 10 mg single-agent dose level were response evaluable, with two of two response-evaluable patients achieving SD (one with pancreatic ductal adenocarcinoma, or PDAC, and one with colorectal cancer, or CRC), with the PDAC patient experiencing a 10% tumor reduction. As of the safety data cut-off, an MTD for either the doublet or the triplet has not been reached in the 7 day on/7 day off dosing regimen, with dosing of SY-5609 up to 5 mg in the doublet and up to 4 mg in the triplet regimen, respectively. SY-5609 has been combined with gemcitabine and with gemcitabine plus nab-paclitaxel, with no new safety signals identified and the majority of AEs being low grade and reversible. The most common related AEs in the cohort with SY-5609 and gemcitabine, where the highest SY-5609 doses were evaluated in combination with chemotherapy, included fatigue, nausea, decreased appetite and decreased platelet count (all low grade), with one patient experiencing a DLT of grade 3 diarrhea at the 5 mg SY-5609 dose level. No DLTs were reported in patients treated with SY-5609 in combination with gemcitabine/nab-paclitaxel. As of the clinical activity data cut-off, initial doublet activity of SY-5609 plus gemcitabine in PDAC included a confirmed PR by Response Evaluation Criteria in Solid Tumors, or RECIST, accompanied by a 98% reduction in the CA 19-9 tumor marker from a baseline of 60,357 U/mL to 968 U/mL, in one of four response evaluable patients treated at the 4 mg SY-5609 dose level, corresponding to a 25% DCR, and SD in three of four response evaluable patients treated at the 5 mg SY-5609 dose level, corresponding to a 75% DCR, for an overall DCR of 50% (four out of eight) in response evaluable patients. There is preliminary evidence for an exposure-response relationship, with the responding patient who achieved a confirmed PR demonstrating higher-than-average exposure relative to other patients at that dose. Two of three patients treated at the 4 mg dose level in the triplet regimen cohort were response evaluable, including one with SD. We have completed enrollment in the single agent cohort for select solid tumors and in the doublet combination cohort in PDAC patients, and we are currently seeking a partnership for the further development of SY-5609.
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

Strategic Financing

On July 3, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Tack Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of us, or the Merger Sub, and Tyme Technologies, Inc., a Delaware corporation, or Tyme, providing for the merger of the Merger Sub with and into Tyme, with Tyme surviving the merger as our wholly-owned subsidiary, or the Merger. In connection with the closing of the Merger on September 16, 2022, we acquired net cash, cash equivalents and marketable securities of $67.1 million, before deducting severance costs and other commitments entered into by Tyme management prior to the consummation of the Merger of approximately $4.5 million.

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

On September 16, 2022, the PIPE Financing closed concurrently with the Merger. At the closing of the Merger, we issued an aggregate of 7,546,014 shares of our common stock to Tyme stockholders. In the PIPE Financing, we issued an aggregate of 6,387,173 shares of our common stock and, in lieu of shares to certain investors, pre-funded warrants to purchase an aggregate of 7,426,739 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 13,813,912 additional shares of common stock (or pre-funded warrants to purchase common stock in lieu thereof). We received aggregate gross proceeds from the PIPE Financing of $129.9 million, before deducting estimated offering expenses payable by us not inclusive of any exercise of the warrants.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2022, we recognized $14.9 million of revenue, $13.6 million of which was related to our collaboration with GBT and $1.3 million of which was related to our target discovery collaboration with Incyte. For the year ended December 31, 2021, we recognized $23.5 million of revenue, $19.4 million of which was related to our collaboration with GBT and $4.1 million of which was related to our target discovery collaboration with Incyte. For the year ended December 31, 2020, we recognized $15.1 million of revenue, $11.7 million of which was attributable to our collaboration with GBT and $3.4 million of which was attributable to our target discovery collaboration with Incyte.

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

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs. Based on our current operating plans, we expect that our future research and development expenses relating to our preclinical and drug discovery programs will be reimbursable by our collaboration partners.

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Tamibarotene external costs	$41,549	$30,670	$12,175
SY-5609 and other CDK7 program external costs (1)	6,754	11,452	11,229
SY-2101 program external costs (2)	4,211	3,947	12,062
Other research and platform program external costs	15,658	17,134	10,996
Employee-related expenses, including stock-based compensation	36,267	29,857	23,295
Facilities and other expenses	7,505	6,812	6,308
Total research and development expenses	$111,944	$99,872	$76,065
(1)
Our SY-1365 clinical trial costs are included within this caption as part of our CDK7 programs. In October 2019 we announced our decision to discontinue further development of SY-1365, which was completed during the year ended December 31, 2020.

(2)
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

We expect our research and development expenses will increase for the foreseeable future as we seek to advance our programs. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•
successful completion of preclinical studies, including activities related to preparation of investigational new drug applications, or INDs, and minimally efficacious dose studies in animals, where applicable and required, under the requirements of the FDA, or another regulatory authority;

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

•
the continuing impact of the COVID-19 pandemic; and

•
general economic conditions, including inflation, recession risk and increasing interest rates.

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

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities is the result of the remeasurement of the fair value of our warrant liabilities at each reporting period end.

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

Revenue

To date our only revenue has consisted of collaboration and license revenue. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2022, we recognized $14.9 million of revenue, $13.6 million of which was related to our collaboration with GBT and $1.3 million of which was related to our target discovery collaboration with Incyte. For the year ended December 31, 2021, we recognized $23.5 million of revenue, $19.4 million of which was related to our collaboration with GBT and $4.1 million of which was related to our target discovery collaboration with Incyte. For the year ended December 31, 2020, we recognized $15.1 million of revenue, $11.7 million of which was related to our collaboration with GBT and $3.4 million of which was related to our target discovery collaboration with Incyte.

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

Warrants

We account for our issued warrants as either liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480-10, or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or ASC 815-40. Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, we consider the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

On September 16, 2022, through the PIPE Financing, we issued 6,387,173 shares of common stock, and, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 7,426,739 shares of common stock, or the 2022 Pre-Funded Warrants, and, in each case, accompanying warrants, or the 2022 Warrants, to purchase an aggregate of up to 13,813,912 additional shares of common stock (or 2022 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $10.34 per share and accompanying 2022 Warrant (or $10.33 per 2022 Pre-Funded Warrant and accompanying 2022 Warrant). The PIPE Financing resulted in aggregate gross proceeds of $129.9 million, before $10.1 million of transaction costs.

On December 8, 2020, through a private placement, we issued 1,031,250 shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 100,000 shares of common stock, or the 2020 Pre-Funded Warrants, and, in each case, accompanying warrants, or the 2020 Warrants, to purchase an aggregate of up to 282,812 additional shares of common stock (or 2020 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $80.00 per share and accompanying warrant (or $79.90 per pre-funded warrant and accompanying warrant). The private placement resulted in aggregate gross proceeds of $90.5 million, before $0.4 million of transaction costs.

In the event of certain fundamental transactions involving the Company, the holders of 2022 Warrants and 2020 Warrants may require us to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, we accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for us to repurchase our shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and 2020 Warrants was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. We remeasured the aggregate fair value of the 2022 Warrants and 2020 Warrants at December 31, 2022 and 2021 as $24.5 million and $3.0 million, respectively. The change in fair value of $43.2 million (gain), $16.7 million (gain), and $0.4 million (loss) was recorded in our statement of operations for the years ended December 31, 2022 , 2021, and 2020 respectively.

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

We have computed the fair value of stock options at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Weighted-average risk-free interest rate	3.56%	0.99%	1.28%
Expected dividend yield	—%	—%	—%
Expected option term (in years)	5.80	6.03	5.99
Volatility	83.32%	81.56%	78.27%

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2022	2021	Dollar Change	% Change
Statements of Operations Data:
Revenue	$14,880	$23,488	$(8,608)	$(37)%
Operating expenses:
Research and development	111,944	99,872	12,072	12%
General and administrative	29,299	23,036	6,263	27%
Transaction related expenses	9,510	-	9,510	100%
Total operating expenses	150,753	122,908	27,845	23%
Loss from operations	(135,873)	(99,420)	(36,453)	37%
Interest income	2,132	87	2,045	2,351%
Interest expense	(4,134)	(3,907)	(227)	6%
Change in fair value of warrant liabilities	43,221	16,682	26,539	159%
Net loss	$(94,654)	$(86,558)	$(8,096)	$9%

Revenue

For the year ended December 31, 2022, we recognized approximately $14.9 million of revenue, $13.6 million of which was attributable to our collaboration with GBT and $1.3 million of which was attributable to our target discovery collaboration with Incyte. For the year ended December 31, 2021, we recognized approximately $23.5 million of revenue, $19.4 million of which was attributable to our collaboration with GBT and $4.1 million of which was attributable to our target discovery collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $12.1 million, or 12%, from $99.9 million for the year ended December 31, 2021 to $111.9 million for the year ended December 31, 2022. The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021, together with the changes to those items in dollars (in thousands):

	Year Ended December 31,
	2022	2021	Dollar Change	% Change
External research and development	$61,370	$56,809	$4,561	8%
Employee-related expenses, excluding stock-based compensation	30,321	24,151	6,170	26%
Stock-based compensation	5,946	5,706	240	4%
Consulting, licensing and professional fees	6,802	6,394	408	6%
Facilities and other expenses	7,505	6,812	693	10%
Total research and development expenses	$111,944	$99,872	$12,072	12%

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•
an increase of approximately $4.6 million, or 8%, in external research and development, primarily attributable to the increases in costs associated with the continued advancement of our existing clinical trials of tamibarotene;

•
an increase of approximately $6.2 million, or 26%, for employee-related expenses, including increased salary and benefits primarily due to our annual merit increase and hiring of more senior roles;
•
an increase of approximately $0.4 million, or 6%, for consulting, licensing and professional fees, primarily related to the advancement of our clinical trials of tamibarotene;
•
an increase of approximately $0.2 million, or 4%, for stock-based compensation, primarily due to special grants awarded to our employees; and
•
an increase of approximately $0.7 million, or 10%, in facilities and other expenses primarily due to the rent expense related to the lease for our headquarters and software subscriptions used for our research and development activities.

General and Administrative Expense

General and administrative expense increased by approximately $6.3 million, or 27%, from $23.0 million for the year ended December 31, 2021 to $29.3 million for the year ended December 31, 2022. The change in general and administrative expense was primarily attributable to an increase in employee-related expenses and an increase in recruiting fees.

Transaction Related Expenses

Transaction related expenses primarily consist of incurred costs allocated to the warrants issued in connection with the PIPE Financing that were accounted for as liabilities, and severance paid to former Tyme employees.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The increase in interest income during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to additional cash and marketable securities from the PIPE Financing and the Merger and higher interest rates in 2022 compared to 2021.

Interest Expense

Interest expense was related to our credit facility with Oxford Finance LLC, or Oxford, and equipment financing arrangements. Interest expense increased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to a higher average carrying value of the credit facility and the increasing interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was a result of the remeasurement of the fair value of warrants issued in connection with the September 2022 and December 2020 private placements.

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2021	2020	Dollar Change	% Change

Statements of Operations Data:
Revenue	$23,488	$15,093	$8,395	56%
Operating expenses:
Research and development	99,872	76,065	23,807	31%
General and administrative	23,036	21,325	1,711	8%
Total operating expenses	122,908	97,390	25,518	26%
Loss from operations	(99,420)	(82,297)	(17,123)	21%
Interest income	87	426	(339)	(80)%
Interest expense	(3,907)	(1,792)	(2,115)	118%
Change in fair value of warrant liabilities	16,682	(375)	17,057	4,549%
Net loss	$(86,558)	$(84,038)	$(2,520)	3%

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
•
an increase of approximately $2.9 million, or 84%, for consulting, licensing and professional fees, primarily related to the advancement of our clinical and pre-clinical programs;
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

Change in Fair Value of Warrant Liabilities

The increase in the change in fair value of warrant liabilities during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was a result of the remeasurement of the fair values of warrants issued in connection with the private placement financing in December 2020.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through December 31, 2022 primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

On July 3, 2022, we entered into the Merger Agreement with Tyme. Also on July 3, 2022, immediately prior to the execution and delivery of the Merger Agreement, we entered into the Securities Purchase Agreement with certain accredited investors.

In connection with the closing of the Merger on September 16, 2022, we acquired net cash, cash equivalents and marketable securities of $67.1 million, before deducting severance costs and other commitments entered into by Tyme management prior to the consummation of the Merger of approximately $4.5 million. The PIPE Financing closed concurrently with the Merger on September 16, 2022, pursuant to which we received aggregate gross proceeds of $129.9 million, before deducting offering expenses payable by us, and not inclusive of any exercise of the warrants issued in the PIPE Financing.

On February 12, 2020, we entered into the Loan Agreement with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. On July 3, 2022, we entered into an amendment to the Loan Agreement with Oxford, or the Loan Amendment. Pursuant to the Loan Amendment, Oxford has agreed to modify the Loan Agreement in order to, among other things, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026. As of December 31, 2022, $20.0 million remains available under the Loan Agreement, at the sole discretion of Oxford.

On June 12, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC to register for sale from time to time up to $300.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The registration statement was declared effective on June 22, 2020. Further, in June 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through Cowen pursuant to the registration statement. We did not issue any shares of common stock pursuant to the 2020 sales agreement during the years ended December 31, 2022 or December 31, 2021. In January 2021, we issued shares of our common stock in an underwritten public offering resulting in gross proceeds of $75.6 million, before deducting underwriting discounts and commissions and other transaction expenses of approximately $5.1 million, pursuant to the Form S-3 that was filed with the SEC on June 12, 2020.

As of December 31, 2022, $75.0 million of our common stock remained available for future issuance under the 2020 sales agreement.

As of December 31, 2022, $224.4 million of securities remained available for issuance under the shelf registration statement.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of approximately $202.3 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by:
Operating activities	$(123,065)	$(99,540)	$(57,364)
Investing activities	67,185	(52,653)	46,664
Financing activities	131,045	70,511	142,953
Net (decrease) increase in cash, cash equivalents and restricted cash	$75,165	$(81,682)	$132,253

Net Cash Used in Operating Activities

The use of cash in operating activities in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $123.1 million during the year ended December 31, 2022, compared to $99.5 million during the year ended December 31, 2021. The increase in cash used in operating activities was primarily due to a $36.5 million increase in the loss from operations during the year ended December 31, 2022, partially offset by an increase in interest income of $2.0 million, an increase in stock-based compensation of $1.0 million, transactions cost allocated to warrants issued in connection with the PIPE Financing of $5.0 million, and a decrease in net operating assets and liabilities of $5.1 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $67.2 million during the year ended December 31, 2022, compared to net cash used in investing activities of $52.7 million during the year ended December 31, 2021. The net cash provided by investing activities during the year ended December 31, 2022 was primarily due to maturities of our investment in marketable securities of $68.4 million, partially offset by the purchase of $1.2 million of property and equipment. Net cash used in investing activities during the year ended December 31, 2021 was primarily due to our reinvestment of $51.4 million of our funds from cash equivalents into marketable securities and the purchase of $1.2 million of property and equipment. Net cash provided by investing activities during the year ended December 31, 2020 was primarily due to maturities of our investment in marketable securities of $50.0 million, partially offset by our $3.3 million purchase of property and equipment.

Net Cash Provided by Financing Activities and Merger

Net cash provided by financing activities was $131.0 million during the year ended December 31, 2022, compared to net cash provided by financing activities of $70.5 million during the year ended December 31, 2021 and net cash provided by financing activities of $143.0 million during the year ended December 31, 2020. Cash provided by financing activities for the year ended December 31, 2022 was primarily due to $119.8 million of proceeds from the issuance of common stock and accompanying 2022 Warrants and 2022 Pre-Funded Warrants in the PIPE Financing, net of issuance costs and $11.7 million of proceeds from the Merger (recapitalization), net of issuance costs, and $0.2 million from the issuance of common stock through our employee stock purchase plan, partially offset by the payment of $0.3 million to Oxford related to the Loan Amendment, $0.3 million of payments made under our financing lease, and payment of $0.1 million in lieu of fractional shares due to the reverse stock split of our common stock. Cash provided by financing activities for the year ended December 31, 2021 of $70.5 million was the result of net proceeds of $70.3 million from an underwritten public offering of shares of our common stock, $0.2 million from the issuance of shares of our common stock through our 2016 Stock Incentive Plan and $0.3 million from the issuance of common stock through our employee stock purchase plan, offset by payments of $0.3 million under our capital lease obligations.

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

Material Cash Requirements from Known Contractual Obligations

Our material cash requirements from known contractual obligations as of December 31, 2022 consisted of:

•
Principal and interest payments under our loan and security agreement with Oxford. For additional information regarding the terms of the debt and interest payable, see Note 7 to the consolidated financial statements in Item 8 of this Annual Report.
•
Operating lease liabilities with respect to our lease of approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term ending in February 2030. For additional information regarding the terms of this operating lease, see Note 11 to the consolidated financial statements in Item 8 of this Annual Report.
•
Contingent milestone obligations that may become payable pursuant to the asset purchase agreement with Orsenix. For additional information regarding these contingent milestone obligations, see Note 10 to the consolidated financial statements in Item 8 of this Annual Report.
•
Obligations pursuant to our license agreement and supply management agreement with TMRC Co. Ltd, or TMRC. For additional information regarding these obligations, see Note 11 to the consolidated financial statements in Item 8 of this Annual Report.

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

We believe that our cash, cash equivalents and marketable securities as of December 31, 2022, will enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2025. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
•
the timing and amount of milestone and other payments due to licensors for patent and technology rights used in our gene control platform or to TMRC associated with the development, manufacture and commercialization of tamibarotene;
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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2022, we had no significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYROS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Syros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syros Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with US generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Collaboration revenue recognition
Description of the Matter

As of December 31, 2022, the Company’s revenue recorded under the collaboration agreement with Global Blood Therapeutics, Inc. totaled $13.6 million. Additionally, the Company’s related deferred revenue totaled $4.3 million, all of which was current. As discussed in Note 4 to the consolidated financial statements, the Company recognizes revenue associated with each performance obligation as the research and development services are provided measured based on the ratio of costs incurred to date to the total estimated costs at completion.

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

How We Addressed the Matter in Our Audit

To test the amount of revenue recognized in the current period from collaboration agreements and the balance of deferred revenue, we performed audit procedures that included, among others, reviewing minutes of meetings held with collaboration partners for any changes to key assumptions used. We obtained and inspected the agreements and amendments to test the existence of customer arrangements and understand the scope and pricing of the related projects. We also evaluated management’s estimates of total costs expected to be incurred and the estimated timeframe over which costs are to be incurred by making direct inquiries of the Company’s research and development personnel overseeing the projects, comparing cost estimates to costs previously incurred for similar activities, inspecting evidence of actual costs incurred and by performing analytical procedures. We recalculated the revenue recognized for the period based on the ratio of costs incurred to estimated total costs at completion of the research and development services and the transaction price.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

March 2, 2023

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$167,467	$92,302
Marketable securities	34,837	38,067
Contract assets	1,694	2,979
Prepaid expenses and other current assets	7,394	3,237
Total current assets	211,392	136,585
Property and equipment, net	11,353	12,844
Marketable securities - noncurrent	—	13,038
Other long-term assets	5,348	2,941
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	13,231	14,104
Right-of-use assets – financing leases	76	337
Total assets	$244,486	$182,935
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,411	$3,692
Accrued expenses	17,966	15,624
Deferred revenue, current portion	4,330	10,181
Financing lease obligations, current portion	65	291
Operating lease obligation, current portion	2,006	1,720
Total current liabilities	30,778	31,508
Financing lease obligations, net of current portion	—	65
Operating lease obligation, net of current portion	20,851	22,858
Warrant liabilities	24,472	3,029
Debt, net of debt discount, long term	40,649	40,257
Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and December 31, 2021; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 70,000,000 and 20,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 20,263,116 and 6,202,403 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	20	6
Additional paid-in capital	685,847	548,870
Accumulated other comprehensive loss	102	(79)
Accumulated deficit	(558,233)	(463,579)
Total stockholders' equity	127,736	85,218
Total liabilities and stockholders' equity	$244,486	$182,935

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2022	2021	2020
Revenue	$14,880	$23,488	$15,093
Operating expenses:
Research and development	111,944	99,872	76,065
General and administrative	29,299	23,036	21,325
Transaction related expenses	9,510	—	—
Total operating expenses	150,753	122,908	97,390
Loss from operations	(135,873)	(99,420)	(82,297)
Interest income	2,132	87	426
Interest expense	(4,134)	(3,907)	(1,792)
Change in fair value of warrant liabilities	43,221	16,682	(375)
Net loss applicable to common stockholders	$(94,654)	$(86,558)	$(84,038)
Net loss per share applicable to common stockholders - basic and diluted	$(7.49)	$(13.84)	$(18.20)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	12,631,968	6,253,498	4,605,162

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Net loss	$(94,654)	$(86,558)	$(84,038)
Other comprehensive gain (loss):
Unrealized holding gain (loss) on marketable securities	181	(79)	(24)
Comprehensive loss	$(94,473)	$(86,637)	$(84,062)

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2019	4,336,780	$4	$372,139	$24	$(292,983)	$79,184
Exercise of stock options	17,072	—	1,076	—	—	1,076
Vesting of restricted stock units	10,936	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	5,955	—	433	—	—	433
Issuance of common stock at-the-market, net of issuance costs of $411	220,181	—	11,919	—	—	11,919
Issuance of common stock and accompanying Pre-funded warrants at private placement, net of issuance costs of $401	1,031,250	1	70,752	—	—	70,753
Issuance of warrants related to entering into debt arrangement	—	—	302	—	—	302
Exercise of warrants	100	—	9	—	—	9
Stock-based compensation expense	—	—	10,939	—	—	10,939
Other comprehensive loss	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(84,038)	(84,038)
Balance at December 31, 2020	5,622,274	$5	$467,569	$—	$(377,021)	$90,553
Exercise of stock options	2,013	—	157	—	—	157
Vesting of restricted stock units	28,685	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	9,431	—	323	—	—	323
Issuance of common stock in underwritten public offering, net of issuance costs of $5,132	540,000	1	70,467	—	—	70,468
Stock-based compensation expense	—	—	10,354	—	—	10,354
Other comprehensive loss	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	(86,558)	(86,558)
Balance at December 31, 2021	6,202,403	$6	$548,870	$(79)	$(463,579)	$85,218
Exercise of stock options	3,770	—	—	—	—	—
Vesting of restricted stock units	86,066	1	—	—	—	1
Issuance of shares under Employee Stock Purchase Plan	48,560	—	217	—	—	217
Issuance of shares in private placement, net of issuance cost of $5,068	6,387,173	6	60,106	—	—	60,112
Issuance of shares in merger, net of issuance cost of $3,136	7,546,014	7	65,325	—	—	65,332
Cancellation of fractional shares due to reverse stock split	(10,870)	—	(81)	—	—	(81)
Stock-based compensation expense	—	—	11,410	—	—	11,410
Other comprehensive gain	—	—	—	181	—	181
Net loss	—	—	—	—	(94,654)	(94,654)
Balance at December 31, 2022	20,263,116	$20	$685,847	$102	$(558,233)	$127,736

See accompanying notes to consolidated financial statements

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Operating activities
Net loss	$(94,654)	$(86,558)	$(84,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,706	2,758	2,774
Amortization of right-of-use asset	261	260	261
Transaction costs allocated to warrants issued in connection with private placement	5,015	—	—
Stock-based compensation expense	11,410	10,354	10,939
Change in fair value of warrant liabilities	(43,221)	(16,682)	375
Net amortization of premiums and discounts on marketable securities	243	224	(49)
Amortization of debt-discount and accretion of deferred debt costs	692	706	287
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,807)	(995)	309
Accounts receivable	—	7	19,993
Contract assets	1,285	(655)	(2,166)
Other long-term assets	(2,407)	(1,196)	(1,269)
Accounts payable	2,766	48	(1,057)
Accrued expenses	2,345	4,830	593
Deferred revenue	(5,851)	(11,905)	(6,292)
Proceeds for tenant improvement incentive from landlord	—	—	2,035
Operating lease asset and liabilities	(848)	(736)	(59)
Net cash used in operating activities	(123,065)	(99,540)	(57,364)
Investing activities
Purchases of property and equipment	(1,241)	(1,245)	(3,336)
Purchases of marketable securities	—	(51,408)	—
Maturities of marketable securities	68,426	—	50,000
Net cash (used in) provided by investing activities	67,185	(52,653)	46,664
Financing activities
Payments on financing lease obligations	(291)	(265)	(241)
Proceeds from issuance of common stock through employee benefit plans	—	157	1,076
Proceeds from the issuance of common stock through employee stock purchase plan	217	323	433
Proceeds from the issuance of common stock through exercise of option	1	—	—
Payment to creditor related to debt modification	(300)	—	—
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	—	—	11,896
Proceeds from term loan, net of issuance costs	—	—	39,619
Cash and cash equivalents acquired in connection with merger, net of issuance costs paid	11,762	—	—
Proceeds from issuance of common stock and accompanying warrants and pre-funded warrants in private placement, net of issuance costs	119,761	—	90,377
Proceeds from issuance of common stock and warrants in public offerings, net of issuance costs	—	70,337	—
Cash paid in lieu of fractional shares due to the reverse stock split	(81)	—	—
Payment of issuance costs related to out of period offering	(24)	(41)	(207)
Net cash provided by financing activities	131,045	70,511	142,953
Net increase (decrease) in cash, cash equivalents and restricted cash	75,165	(81,682)	132,253
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	95,388	177,070	44,817
End of period	$170,553	$95,388	$177,070
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,408	$3,191	$1,505
Cash paid for tax	$—	$—	$7
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$—	$26	$6
Deferred debt financing costs incurred but unpaid as of period end	$—	$24	$5
Offering costs incurred but unpaid as of period end	$10	$10	$298

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syros Pharmaceuticals, Inc. (the "Company"), a Delaware corporation formed in November 2011, is a biopharmaceutical company committed to developing new standards of care for the frontline treatment of patients with hematologic malignancies.

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

In January 2021, the Company issued and sold an aggregate of 540,000 shares of common stock in an underwritten public offering at a public offering price of $140.00 per share, resulting in gross proceeds of $75.6 million before deducting underwriting discounts and commissions and other transaction expenses of approximately $5.1 million.

On December 8, 2020, through a private placement, the Company issued 1,031,250 shares of common stock and, in lieu of such shares of common stock, pre-funded warrants (the “2020 Pre-Funded Warrants”) to purchase an aggregate of 100,000 shares of common stock, and, in each case, accompanying warrants (the “2020 Warrants”) to purchase an aggregate of up to 282,812 additional shares of common stock (or 2020 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $80.00 per share and accompanying 2020 Warrant (or $79.90 per 2020 Pre-Funded Warrant and accompanying 2020 Warrant). The private placement resulted in gross proceeds of $90.5 million, before $0.4 million of transaction costs.

On December 4, 2020, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Orsenix, LLC (“Orsenix”), pursuant to which the Company acquired all of Orsenix’s assets related to a novel oral form of arsenic trioxide, which the Company refers to as SY-2101 (the “Product”). Under the terms of the Asset Purchase Agreement, the Company was required to pay to Orsenix an upfront fee of $12.0 million, which was paid in December 2020. In addition the Company is required to pay single-digit million dollar milestone payments related to

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

the development of the Product in indications other than APL; $6.0 million following the achievement of a regulatory milestone related to the development of the Product in APL; and up to $10.0 million upon the achievement of certain commercial milestones with respect to the Product.

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. The Company’s net losses were $94.7 million, $86.6 million and $84.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had an accumulated deficit of $558.2 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents and marketable securities of $202.3 million as of December 31, 2022 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these consolidated financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, (i) Syros Securities Corporation, a Massachusetts corporation formed by the Company in December 2014 to exclusively engage in buying, selling and holding securities on its own behalf, (ii) Syros Pharmaceuticals (Ireland) Limited, an Irish limited liability company formed by the Company in January 2019, and (iii) Tyme Technologies, Inc., a Delaware corporation, which is the surviving corporation in connection with the filing of a certificate of merger with the Secretary of State of the State of Delaware on September 16, 2022, pursuant to which Tack Acquisition Corp., a Delaware corporation formed by the Company in June 2022 to effect the Merger, merged with and into Tyme Technologies, Inc. (refer to Note 1). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, which include, but are not limited to, expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, warrant liabilities, stock-based compensation expense, accrued expenses, income taxes and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results may differ from those estimates or assumptions.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, other current assets, restricted cash, accounts payable, accrued expenses, and deferred revenue approximate their respective fair values due to their short-term nature.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2022.

Other Long-Term Assets

As of December 31, 2022 and 2021, other long-term assets primarily consisted of advance payments made to the contract research organizations responsible for conducting the Company’s tamibarotene and SY-5609 clinical trials.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Warrants

The Company accounts for issued warrants as either liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Prior to June 30, 2016, the Company was a private company and, therefore, lacks Company-specific historical and implied volatility information. As a result, the Company estimates its expected stock volatility based on a combination of its historical volatility and that of a publicly traded set of peer companies. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The Company uses the contractual term in determining the expected term of the stock options granted to non-employees. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock at the grant date to determine the fair value of restricted stock awards.

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

As of December 31, 2022 and 2021, 100,000 2020 Pre-Funded Warrants to purchase common stock, issued in connection with the December 2020 private placement, and 7,426,739 2022 Pre-Funded Warrants issued in connection with the September 2022 Private Placement (refer to Note 12), were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2022	2021	2020
Stock options	1,727,327	665,727	546,861
Unvested restricted stock units	1,204,421	268,749	173,438
Warrants*	14,142,298	499,016	499,016
Total	17,074,046	1,433,492	1,219,315

* As of December 31, 2022, this is comprised of 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Loan Agreement in February 2020 (refer to Note 8), 1,738 warrants to purchase common stock issued in connection with the second draw on the Loan Agreement in December 2020 (refer to Note 8), 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 12), 13,813,912 warrants to purchase common stock issued in connection with the private placement in September 2022 (refer to Note 12), and 41,085 warrants to purchase common stock that were issued upon the assumption and conversion of Tyme warrants in connection with the Merger (refer to Note 3). As of December 31, 2021 and 2020, this is comprised of 211,709 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 12), 2,755 warrants to purchase common stock issued in connection with the execution and first draw of the Loan Agreement in February 2020 (refer to Note 8), 1,739 warrants to purchase common stock issued in connection with the second draw on the Loan Agreement in December 2020 (refer to Note 8), and 282,813 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 12).

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 12,631,968, 6,253,498 and 4,605,162 shares for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company has adopted on a modified retrospective basis the new standard effective January 1, 2022, and it did not have a material impact on its consolidated financial statements and related disclosures.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

4. Collaboration and Research Arrangements

Collaboration with Global Blood Therapeutics

On December 17, 2019, the Company entered into a license and collaboration agreement (the “GBT Collaboration Agreement”) with GBT, pursuant to which the parties agreed to a research collaboration to discover novel targets that induce fetal hemoglobin in order to develop new small molecule treatments for sickle cell disease and beta thalassemia. The research term (the “Research Term”) is for an initial period of three years and can be extended for up to two (2) additional one-year terms upon mutual agreement. In November 2022, the Company and GBT agreed to extend the Research Term for an additional one-year period, with the Research Term now scheduled to end in December 2023.

Pursuant to the terms of the GBT Collaboration Agreement, GBT agreed to pay the Company an upfront payment of $20.0 million, which was collected in January 2020. GBT also agreed to reimburse the Company for full-time employee and out-of-pocket costs and expenses incurred by the Company in accordance with the agreed-upon research budget, which was anticipated to total approximately $40.0 million over the initial Research Term.

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

At inception, the total transaction price was determined to be approximately $60.0 million, which consisted of a $20.0 million upfront non-refundable and non-creditable technology access fee and approximately $40.0 million in reimbursable costs for employee and external research and development expenses. The GBT Collaboration Agreement also provides for development and regulatory milestones which are only payable subsequent to the exercise of the Option, and therefore are excluded from transaction price at inception. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2022, the transaction price is estimated at $56.4 million, which reflects a reduction in the initial estimated transaction price from $60.0 million to $49.2 million based on a lower reimbursable cost incurred, offset by additional consideration of $7.1 million related to the one year extension of the Research Term. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment.

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

The Company had no account receivable balance as of December 31, 2022 and 2021. The Company had contract asset balances of $1.7 million and $3.0 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had deferred revenue related to the GBT Collaboration Agreement of $4.3 million, all of which was classified as deferred revenue, current portion on the Company’s consolidated balance sheet. As of December 31, 2021, the Company had deferred revenue of $9.0 million, all of which was classified as deferred revenue, current portion on the Company’s consolidated balance sheet. The extension of the Research Term has changed our estimate of the total effort to satisfy the performance obligation, as a result we recorded a cumulative catch up adjustment of $0.8 million decrease in revenue during the fourth quarter of 2022. The Company recognized revenue under the GBT Collaboration Agreement of $13.6 million, $19.4 million and $11.7 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Agreements with Incyte Corporation

In January 2018, the Company and Incyte entered into a Target Discovery, Research Collaboration and Option Agreement (the “Incyte Collaboration Agreement”). The Incyte Collaboration Agreement was amended in November 2019. Under the Incyte Collaboration Agreement, the Company is using its proprietary gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte has received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. For each option exercised by Incyte, Incyte will have the exclusive worldwide right to use the licensed intellectual property to develop and commercialize therapeutic products that modulate the target as to which the option was exercised. Under the terms of the Incyte Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding (the “Prepaid Research Amount”). The Company’s activities under the Incyte Collaboration Agreement are subject to a joint research plan and, subject to certain exceptions, Incyte is responsible for funding the Company’s activities under the research plan, including amounts in excess of the Prepaid Research Amount. As of December 31, 2022, the Company has completed all of the target validation activities allocated to it under the research plan.

In January 2018, the Company also entered into a Stock Purchase Agreement with Incyte (the “Stock Purchase Agreement”) whereby, for an aggregate purchase price of $10.0 million, Incyte purchased 79,302 shares of the Company’s common stock at $126.10 per share. Under the terms of the Stock Purchase Agreement, the shares were purchased at a 30% premium over the volume-weighted sale price of the shares of the Company’s common stock over the 15-trading day period immediately preceding the date of the Stock Purchase Agreement.

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

During the years ended December 31, 2022, 2021 and 2020, the Company recognized $1.3 million, $4.1 million and $3.4 million of revenue, respectively, under the Incyte Collaboration Agreement. As of December 31, 2022, the Company has no deferred revenue outstanding under the Incyte Collaboration Agreement.

The following table presents the changes in contract assets and liabilities for the year ended December 31, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at December 31, 2022
Accounts receivable and contract assets:
Billed receivables from collaboration partners	$—	$10,315	$(10,315)	$—
Unbilled receivables from collaboration partners	2,979	9,169	(10,454)	1,694
Total accounts receivable and contract assets	$2,979	$19,484	$(20,769)	$1,694
Contract liabilities:
Deferred revenue - Incyte	$1,268	$—	$(1,268)	$—
Deferred revenue - GBT	8,913	2,944	(7,527)	4,330
Total contract liabilities	$10,181	$2,944	$(8,795)	$4,330

The changes in deferred revenue are due to the timing of the payments, the recognition of revenue and the cumulative catch up adjustment related to the Company’s collaboration agreements during the period.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Cash, cash equivalents and marketable securities, available-for-sale, consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

		Unrealized	Unrealized	Fair
December 31, 2022	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$167,467		$—	$167,467
Marketable securities:
Corporate debt securities - due in one year or less	22,257	116	(53)	22,320
Commercial paper	2,491	—	—	2,491
Municipal bonds	5,987	51	—	6,038
US Treasury obligation - due in one year or less	4,000		(12)	3,988
Total	$202,202	$167	$(65)	$202,304

		Unrealized	Unrealized	Fair
December 31, 2021	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$92,302	$—	$—	$92,302
Marketable securities:
Corporate debt securities - due in one year or less	30,100	—	(12)	30,088
US Treasury obligation - due in one year or less	8,000	—	(21)	7,979
Corporate debt securities - due in more than one year to five years	9,085	—	(33)	9,052
US Treasury obligation - due in more than one year to five years	3,999	—	(13)	3,986
Total	$143,486	$—	$(79)	$143,407

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the years ended December 31, 2022, 2021 and 2020, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

As of December 31, 2022 and December 31, 2021, marketable securities with maturities of one year or less when purchased are presented in current assets and those with maturities of more than one year are presented in the noncurrent assets in the accompanying consolidated balance sheet.

As of December 31, 2022, the Company held five securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of December 31, 2022 was $12.9 million. There were no securities held by the Company in an unrealized loss position for more than 12 months as of December 31, 2022. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above marketable securities during the year ended December 31, 2022. As a result, the Company determined it did not hold any marketable securities with an other than temporary impairment as of December 31, 2022.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$167,467	$167,467	—	—
Corporate debt securities - due in one year or less	22,320	—	22,320	—
Commercial paper	2,491	—	2,491	—
Municipal bonds	6,038	—	6,038	—
US Treasury obligation - due in one year or less	3,988	3,988	—	—
Total	$202,304	$171,455	$30,849	$—
Liabilities:
Warrant liabilities	$24,472	$—	$—	$24,472
Total	$24,472	$—	$—	$24,472

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$57,213	$57,213	$—	$—
Money market funds	35,089	35,089	—	—
Corporate debt securities - due in one year or less	30,088	—	30,088	—
US Treasury obligation - due in one year or less	7,979	7,979	—	—
US Treasury obligation - due in more than one year to five years	3,986	3,986	—	—
Corporate debt securities - due in more than one year to five years	9,052	—	9,052	—
Total	$143,407	$104,267	$39,140	$—
Liabilities:
Warrant liabilities	$3,029	$—	$—	$3,029
Total	$3,029	$—	$—	$3,029

Assumptions Used in Determining Fair Value of Warrants

The Company issued the 2022 Warrants to purchase an aggregate of up to 13,813,912 shares of common stock in connection with the 2022 Private Placement (see Note 12) and the 2020 Warrants to purchase an aggregate of up to 282,809 shares of common stock in connection with a private placement in December 2020 (see Note 12). The Company accounted for the 2022 Warrants and 2020 Warrants as liabilities. The Company recorded the fair value of these warrants upon issuance using the Black-Scholes valuation model and is required to revalue these warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the 2022 Warrants and 2020 Warrants is considered under Level 3 of the fair value hierarchy and influenced by the fair value of the underlying common stock of the Company.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	December 31, 2022	December 31, 2021
Stock price	$3.59	$3.26
Average risk-free interest rate	4.02%	1.11%
Dividend yield	—	—
Average expected life (in years)	4.67	3.94
Average expected volatility	86.79%	81.14%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 Warrant liabilities for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Fair value of warrant liabilities as of beginning of year	$3,029	$19,711
Warrants issued in connection with 2022 Private Placement	64,664	—
Change in fair value	(43,221)	(16,682)
Fair value of warrant liabilities as of end of year	$24,472	$3,029

7. Restricted Cash

As of December 31, 2022 and 2021, the Company had $3.1 million in restricted cash, which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the HQ Lease (See Note 9).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows as of December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$167,467	$92,302	$173,984
Restricted cash, net of current portion	$3,086	3,086	3,086
Total cash, cash equivalents and restricted cash	$170,553	$95,388	$177,070

8. Oxford Finance Loan Agreement

On February 12, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (the “Lender”). Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to the Company. A $20.0 million term loan (first tranche) was funded on February 12, 2020, and another $20.0 million term loan (second tranche) was funded on December 23, 2020. As of December 31, 2022, the final $20.0 million tranche remained available under the Loan Agreement, at the sole discretion of the Lender.

The term loan initially bore interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of 5.98% and the greater of (A) one-month LIBOR or (B) 1.77%. The Loan Agreement initially provided for interest-only

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

payments until March 1, 2023, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on March 1, 2023 and continuing through February 1, 2025 (the “Maturity Date”). Pursuant to the terms of an amendment to the Loan Agreement dated July 3, 2022 (the “Loan Agreement Amendment”), effective September 16, 2022, Oxford agreed to extend the interest-only period from March 1, 2023 to March 1, 2024 and to extend the Maturity Date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and the Maturity Date to August 1, 2026. Pursuant to the terms of a subsequent amendment to the Loan Agreement dated November 15, 2022, the floating annual rate for each term loan was amended to equal the greater of (i) 7.75% and (ii) the sum of (a) the 1-month CME Term SOFR reference rate, (b) 0.10%, and (c) 5.98%.

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

In connection with the issuance of the first tranche, the Company issued the Lender warrants to purchase 2,754 shares of the Company’s common stock at an exercise price per share of $72.60 in February 2020. In connection with the issuance of the second tranche, the Company issued the Lender warrants to purchase 1,738 shares of the Company’s common stock at an exercise price of $115.00 per share in December 2020 (collectively, the “Oxford Warrants”). The Oxford Warrants are exercisable within five years from the respective dates of issuance.

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

The Company has the following minimum aggregate future loan payments as of December 31, 2022 (in thousands):

Year ending December 31, 2023	$—
Year ending December 31, 2024	16,667
Year ending December 31, 2025	20,000
Year ending December 31, 2026	3,333
Total minimum payments	40,000
Less unamortized debt discount	(557)
Plus accumulated accretion of final fees	1,206
Less current portion	—
Long-term debt, net of current portion	$40,649

For the years ended December 31, 2022, 2021, and 2020 interest expense related to the Loan Agreement was approximately $4.1 million, $3.9 million, and $1.7 million, respectively.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Property and Equipment

Property and Equipment consist of the following as of December 31, 2022 and 2021 (in thousands):

	Estimated useful life (in years)	December 31, 2022	December 31, 2021
Laboratory equipment	5	$9,140	$7,989
Computer equipment	3	2,036	1,979
Furniture and fixtures	4	1,075	1,075
Leasehold improvements	*	11,657	11,657
		23,908	22,700
Less: Accumulated depreciation		(12,555)	(9,856)
Total property and equipment, net		$11,353	$12,844

* Leasehold improvements are depreciated over the shorter of the life of the asset and the term of the lease at 7.2 years and 8.2 years as of December 31, 2022 and 2021, respectively. The Company moved into its corporate headquarters in November 2019 and the HQ Lease term ends in February 2030.

Depreciation expense, including depreciation expense for two immaterial capital leases, for the years ended December 31, 2022, 2021 and 2020 was $2.7 million, $2.8 million and $2.8 million, respectively.

10. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
External research and preclinical development	$8,219	$8,274
Employee compensation and benefits	8,529	6,344
Professional fees	1,164	953
Facilities and other	54	53
Accrued expenses	$17,966	$15,624

11. Commitments and Contingencies

Operating Leases

On January 8, 2019, the Company entered into a lease (the “HQ Lease”) with respect to approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term commencing in January 2019 and ending in February 2030. The Company has the option to extend the lease term for one additional ten (10) year period. The HQ Lease has escalating rent payments, lease incentives and rent-free periods and the Company records rent expense on a straight-line basis over the term of the HQ Lease, including any rent-free periods.

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 7). The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the HQ Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the HQ Lease starting at the lease commencement date on a straight-line basis On the Company’s consolidated balance sheets, the Company classified $2.0 million and $1.7 million of the lease liability as short-term and $20.9 million and $22.9 million of the lease liability as long-term as of December 31, 2022 and 2021, respectively.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company elected the practical expedient provided under ASC 842 and therefore has combined all lease and non-lease components when determining the right-of-use asset and lease liability for the HQ Lease.

Financing Lease

In 2019, the Company entered into equipment lease agreements that have a 48-month term. At the end of the term of these leases, the Company has the right to return the leased equipment, extend the leases, or buy the equipment at the then-current fair market value of the equipment. The Company accounted for these equipment lease agreements as financing leases under ASC 842 and recorded an aggregate financing lease right-of-use assets and corresponding financing lease liabilities of approximately $1.0 million at the time of executing these leases.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of December 31, 2022 (in thousands):

	Operating	Financing
Year ending December 31, 2023	$4,049	$66
Year ending December 31, 2024	4,166	—
Year ending December 31, 2025	4,287	—
Year ending December 31, 2026	4,412	—
Year ending December 31, 2027 and beyond	14,844	—
Total minimum lease payments	31,758	66
Less imputed interest	(8,901)	(1)
Total lease liability	$22,857	$65

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of December 31, 2022 (in thousands):

Year Ended December 31, 2022
Lease cost:
Operating lease cost	$3,088
Financing lease cost:
Amortization of right-of-use asset	$261
Interest on lease liabilities	21
Total financing lease cost	$282
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$3,935
Operating cash flows from financing lease	$312

Other information:	Year Ended December 31, 2022
Weighted-average remaining lease term (in years) - operating lease	7.17
Weighted-average discount rate - operating lease	9.30
Weighted-average remaining lease term (in years) - financing lease	0.38
Weighted-average discount rate - financing lease	9.47

Following the adoption of ASC 842, the Company has a right-of-use asset and lease liability that results in recording a temporary tax difference. This temporary tax difference is the result of recognizing a right-of-use asset and related lease liability while such asset and liability have no corresponding tax basis.

Asset Purchase Agreement

Orsenix, LLC

On December 4, 2020, the Company entered into the Asset Purchase Agreement with Orsenix, pursuant to which the Company acquired all of Orsenix’s assets related to a novel oral form of arsenic trioxide, which the Company refers to as SY-2101. Under the terms of the Asset Purchase Agreement, the Company is required to pay to Orsenix:

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

License Agreement

TMRC Co. Ltd.

In September 2015, the Company entered into an exclusive license agreement with TMRC to develop and commercialize tamibarotene in North America and Europe for the treatment of cancer. This agreement was amended and restated in April 2016, and further amended in January 2021 to expand the territory under which the Company is licensed to include Central and South America, Australia, Israel, and Russia.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred fees of $1.8 million, $0.6 million and $0.9 million under this supply management agreement during the years ended December 31, 2022, 2021 and 2020, respectively.

Legal Contingencies

From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of business. The Company does not have any ongoing legal proceedings that, based on its estimates, could have a material effect on its consolidated financial statements. The Company is not party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2022 or December 31, 2021.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders’ equity

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

On December 8, 2020, through a private placement, the Company issued 1,031,250 shares of common stock, and, in lieu of shares of common stock, 2020 Pre-Funded Warrants to purchase an aggregate of 100,000 shares of common stock, and, in each case, accompanying 2020 Warrants to purchase an aggregate of up to 282,809 additional shares of common stock (or 2020 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $80.00 per share and accompanying 2020 Warrant (or $79.90 per 2020 Pre-Funded Warrant and accompanying 2020 Warrant). The private placement resulted in aggregate gross proceeds of $90.5 million, before $0.4 million of transaction costs.

In the event of certain fundamental transactions involving the Company, the holders of 2022 Warrants and 2020 Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and 2020 Warrants was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. The Company remeasured the aggregate fair value of the 2022 Warrants and 2020 Warrants at December 31, 2022 and 2021 as $24.5 million and $3.0 million, respectively. The change in fair value of $43.2 million

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(gain), $16.7 million (gain) and $0.4 million (loss) was recorded in the Company’s statement of operations for the years ended December 31, 2022, 2021, and 2020 respectively.

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

Convertible Preferred Stock and 2019 Warrants

On April 9, 2019, the Company completed two concurrent underwritten public offerings of its equity securities. In the first public offering, the Company sold 866,733 shares of its common stock and accompanying 2019 Warrants to purchase 195,184 shares of the Company’s common stock, at a combined price to the public of $75.0 per common share and accompanying 2019 Warrant. In the second public offering, the Company sold 666 shares of its Series A Preferred Stock, and accompanying 2019 Warrants to purchase 16,650 shares of the Company’s common stock, at a combined public offering price of $75,000 per share and accompanying 2019 Warrant. The offerings resulted in aggregate gross proceeds to the Company of $70.0 million, before underwriting discounts and commissions and offering expenses payable by the Company of approximately $5.0 million.

In November 2019, all 666 shares of Series A Preferred Stock were converted to 66,600 shares of common stock. As of December 31, 2022, there were no shares of Series A Preferred Stock outstanding.

Each 2019 Warrant had an exercise price per share of common stock of $86.25, subject to adjustment in certain circumstances. Each 2019 Warrant was immediately exercisable upon issuance, provided that the holder was prohibited, subject to certain exceptions, from exercising the 2019 Warrant for shares of the Company’s common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding. This percentage could be changed at the holders’ election to a higher or lower percentage upon 61 days’ notice to the Company.

As of December 31, 2022, there are no outstanding 2019 Warrants as the remaining unexercised 2019 Warrants to purchase 211,709 shares of common stock expired on October 10, 2022.

13. Stock-Based Payments

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

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 117,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2022, the number of shares reserved for issuance under the 2016 ESPP was increased by 62,024 shares. At December 31, 2022, 237,169 shares remained available for future issuance under the 2016 ESPP.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 100,000 shares of common stock. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). At December 31, 2022, 22,443 shares remained available for future issuance under the 2022 Plan.

2022 Equity Incentive Plan

The 2022 Stock Incentive Plan (the “2022 EIP”) was adopted by the board of directors on July 14, 2022, approved by the stockholders and became effective on September 15, 2022. The 2022 EIP replaced the 2016 Plan. Any options or awards outstanding under the 2016 Plan remained outstanding and effective. Under the 2022 EIP, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. 4,737,534 shares of the Company’s common stock are reserved for issuance under the 2022 EIP. At December 31, 2022, 1,991,628 shares remained available for future issuance under the 2022 EIP. Under the 2022 EIP, stock options may not be granted at less than fair value on the date of grant.

Stock Options

Terms of stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the applicable plan. Stock option awards granted by the Company generally vest over four years, with 25% vesting on the first anniversary of the vesting commencement date and 75% vesting ratably, on a monthly basis, over the remaining three years. Such awards have a contractual term of ten years from the grant date.

The Company has granted stock options to management for which vesting accelerates upon the achievement of performance-based criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain clinical development milestones and the Company’s ability to execute on its corporate development and financing strategies. Stock-based compensation expense associated with these performance-based stock options is recognized based on the accelerated attribution model. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Notwithstanding any vesting in accordance with the achievement of performance-based milestones, such awards vest in full on the sixth anniversary of the vesting commencement date. During the year ended December 31, 2020, the Company recorded additional stock-based compensation expense of $0.4 million related to the acceleration of vesting of certain stock options associated with the initiation of the Phase 3 clinical trial of tamibarotene at the end of 2020 and the entry into the GBT Collaboration Agreement in December 2019, respectively. As of December 31, 2020, there was no unrecognized expense related to the performance-based stock options granted to management. The Company did not grant any performance-based stock option to management during the years ended December 31, 2022 and 2021.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company has granted options to purchase 7,500 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of December 31, 2022, none of these performance-based criteria had been achieved. As of December 31, 2022, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 3.7 years.

A summary of the status of stock options as of December 31, 2022 and December 31, 2021 and changes during the year ended December 31, 2022 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2021	665,727	$82.70	7.2	$4,936
Granted	1,259,836	24.46
Exercised	(3,770)	0.40
Cancelled	(194,556)	83.41
Outstanding at December 31, 2022	1,727,237	$39.94	5.7	$—
Exercisable at December 31, 2022	1,057,758	$51.94	3.3	$—

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

The intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.1 million and $0.8 million, respectively.

As of December 31, 2022, there was $9.7 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 2.2 years.

Cash received from option exercises during the years ended December 31, 2022, 2021, and 2020 was $0.1 million, $0.2 million, and $1.1 million, respectively.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the status of restricted stock units as of December 31, 2021 and December 31, 2022 and changes during the year ended December 31, 2022 is presented below:

	Shares
	Subject to
	Restricted Stock
	Units and	Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value
Outstanding at December 31, 2021	268,749	$65.21
Granted	1,109,595	8.98
Vested	(86,119)	72.26
Forfeited	(87,804)	44.76
Outstanding at December 31, 2022	1,204,421	$14.68

As of December 31, 2022, there was $12.7 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 2.06 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Weighted-average risk-free interest rate	3.56%	0.99%	1.28%
Expected dividend yield	—%	—%	—%
Expected option term (in years)	5.80	6.03	5.99
Volatility	83.32%	81.56%	78.27%

The weighted‑average grant date fair value per share of options granted in the years ended December 31, 2022, 2021 and 2020 was $5.99, $53.30 and $53.00, respectively.

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s statements of operations:

	Year Ended December 31,
	2022	2021	2020
Research and development	$5,946	$5,706	$4,732
General and administrative	5,464	4,648	6,207
Total stock-based compensation expense	$11,410	$10,354	$10,939

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax provision for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Current	$3	$1	$4
Deferred	—	—	—
Total	$3	$1	$4

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2022, 2021 and 2020:

	Year ended
	December 31,
	2022	2021	2020
Federal income tax computed at federal statutory tax rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	8.09	7.26	6.12
Permanent items	7.92	3.60	(0.68)
Federal and state research and development credits	7.29	5.79	3.89
Rate change	—	—	—
Expiring Tax Attributed - IRC 382	(65.82)	—	—
Stock Option Cancellations	(2.98)	(0.61)	(0.29)
Other	(0.27)	(0.80)	(0.59)
Change in valuation allowance	24.77	(36.24)	(29.45)
Effective income tax rate	—%	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2022 and 2021 (in thousands):

	Year ended
	December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$81,989	$109,166
Tax credit carryforwards	2,263	22,446
Capitalized R&D	27,227	—
Intangible assets	2,782	3,000
Stock-based compensation	9,035	5,700
Deferred revenue	1,183	2,810
Capital lease	6,262	6,812
Other	2,948	2,395
Total deferred tax assets	133,689	152,329
Less valuation allowance	(128,186)	(146,285)
Net deferred tax assets	5,503	6,044
Deferred tax liabilities:
Right-of-use asset	(3,635)	(3,946)
Fixed assets	(1,868)	(2,098)
Total deferred tax liabilities	(5,503)	(6,044)
Net deferred taxes	$—	$—

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2022 and 2021, respectively because the Company's management has determined that it is more likely than not that these assets will not be fully realized. The decrease in the valuation allowance of $23.5 million in 2022 and $30.9 million in 2021 primarily relates to the net loss incurred by the Company.

As of December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $300.2 million and state net operating loss carryforwards of $300.2 million which are available to reduce future taxable income. The Company also had federal tax credits of approximately $1.9 million and state tax credits of $0.5 million which may be used to offset future tax liabilities. Federal net operating losses generated before 2018 of approximately $8.3 million will expire at various dates through 2037, and net operating loss carryforwards of approximately $292.0 million, which were generated after 2017 have an indefinite carryforward period. Federal tax credits will expire at various dates through 2041. State net operating losses will expire at various dates through 2042. State tax credits will expire at various dates through 2037. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards are subject to an annual limitation due to certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This limits the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has determined that ownership changes have occurred and as such, the Company's NOLs are limited.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits or accrued interest and penalties related to unrecognized tax benefits. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense.

The Company completed a study to document its qualifying research credits for all years ending before December 31, 2018. For the years ending after December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2022. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The federal and state income tax returns are generally subject to examinations for the tax years ended December 31, 2019 through December 31, 2022. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in process.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or post-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The Company instituted effective September 1, 2017 an employer match of 100% of the amount the employees contribute to the 401(k) plan for each payroll period up to the first 1% of plan compensation plus 50% of the amount the employees contribute between 1% and 6% of plan compensation. During the year ended December 31, 2021, the Company revised its employer match to 100% of the amount the employees contribute to the 401(k) plan for each payroll period up to the first 2% of plan compensation plus 50% of the amount the employees contribute between 2% and 6% of plan compensation. For the years ended December 31, 2022, 2021, and 2020 the Company contributed $1.1 million, $0.8 million and $0.5 million respectively, to the 401(k) plan.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements

For a list of the consolidated financial statements and report of Independent Registered Public Accounting Firm (PCAOB ID:42) included herein, see Index to the Consolidated Financial Statements on page 100 of this Annual Report, which is incorporated into this Item by reference.

(b)
Exhibits

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Organizational Documents and Documents Related to Common Stock
2.1	Asset Purchase Agreement, dated December 4, 2020, by and between the Registrant and Orsenix, LLC	8-K	12/7/20	2.1
2.2++	Agreement and Plan of Merger, dated July 3, 2022, by and among the Registrant, Tack Acquisition Corp. and Tyme Technologies, Inc.	8-K	7/5/22	2.1
3.1	Restated Certificate of Incorporation of the Registrant, including the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant	10-Q	11/14/22	3.1
3.2	Second Amended and Restated Bylaws of the Registrant	10-Q	8/5/21	3.2
4.1	Description of Securities Registered under Section 12 of the Exchange Act				X
4.2	Form of Common Stock Certificate	S-1^	6/3/16	4.1
4.3	Form of Class A Warrant	8-K	4/8/19	4.1
4.4	Form of Series A Convertible Preferred Stock Certificate	8-K	4/8/19	4.2
4.5	Form of 2020 Warrant to Purchase Common Stock or 2020 Pre-Funded Warrants	8-K	12/7/20	4.1
4.6	Form of 2020 Pre-Funded Warrant to Purchase Common Stock	8-K	12/7/20	4.2
4.7	Sales Agreement dated, June 12, 2020 by and between the Registrant and Cowen and Company, LLC	S-3^^	6/12/20	1.2
4.8	Securities Purchase Agreement, dated December 4, 2020, by and among the Registrant and the persons party thereto	8-K	12/7/20	10.1
4.9	Registration Rights Agreement, dated December 4, 2020, by and among the Registrant and the persons party thereto	8-K	12/7/20	10.2
4.10	Form of 2022 Warrant to Purchase Common Stock or 2022 Pre-Funded Warrants	8-K	7/5/22	4.1
4.11	Form of 2022 Pre-Funded Warrant to Purchase Common Stock	8-K	7/5/22	4.2
4.12	Form of Syros Support Agreement	8-K	7/5/22	10.1
4.13	Form of Tyme Support Agreement	8-K	7/5/22	10.2
4.14	Form of Lock-up Agreement	8-K	7/5/22	10.3
4.15	Securities Purchase Agreement, dated July 3, 2022, by and among the Registrant and the persons party thereto	8-K	7/5/22	10.4
4.16	Registration Rights Agreement, dated July 3, 2022, by and among the Registrant and the persons party thereto	8-K	7/5/22	10.5
4.17	Registration Rights Agreement, dated July 3, 2022, by and among the Registrant, 667, L.P. and Baker Brothers Life Sciences, L.P.	8-K	7/5/22	10.5

Equity Plan Documents
10.1*	2012 Equity Incentive Plan, as amended	S-1^	6/3/16	10.1
10.2*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.2
10.3*	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.3
10.4*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.4
10.5*	2016 Stock Incentive Plan	S-1^	6/3/16	10.5

10.6*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.6
10.7*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.7
10.8*	Form of Restricted Stock Unit Agreement under 2016 Stock Incentive Plan	10-K	3/7/19	10.8
10.9*	2016 Employee Stock Purchase Plan	S-1^	6/3/16	10.8
10.10*	2022 Inducement Stock Incentive Plan, as amended on January 30, 2023				X
10.11*	Form of Nonstatutory Stock Option Agreement under 2022 Inducement Stock Incentive Plan	10-K	3/15/22	10.11
10.12*	Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan	10-K	3/15/22	10.12
10.13*	2022 Equity Incentive Plan	8-K	9/15/22	99.1
10.14*	Form of Stock Option Agreement Under 2022 Equity Incentive Plan	10-Q	11/14/22	10.10
10.15*	Form of Restricted Stock Unit Agreement Under 2022 Equity Incentive Plan	10-Q	11/14/22	10.11
10.16*	Form of Restricted Stock Agreement Under 2022 Equity Incentive Plan	10-Q	11/14/22	10.12
10.17*	Amended and Restated Director Compensation Policy	10-Q	11/14/22	10.13
Agreements with Directors and Executive Officers
10.18*	Offer Letter, dated November 13, 2012 and effective as of July 2, 2012 by and between the Registrant and Nancy Simonian, M.D., as amended	S-1^	6/3/16	10.9
10.19*	Consulting Agreement dated August 8, 2012 by and between the Registrant and Richard A. Young, Ph.D., as amended	10-Q	11/12/19	10.1
10.20*	Form of Director and Officer Indemnification Agreement by and between the Registrant and each of the directors and executive officers of the Registrant	S-1^	6/3/16	10.12
10.21*	Offer Letter dated April 24, 2013 by and between the Registrant and Eric R. Olson, Ph.D.	10-K	3/5/20	10.14
10.22*	Offer Letter dated December 2, 2015 by and between the Registrant and David A. Roth, M.D., as amended	S-1^	6/3/16	10.11
10.23*	Form of Nonstatutory Stock Option Agreement for Inducement Awards to Executive Officers	8/K	10/13/21	10.2

License and Collaboration Agreements
10.24+	Amended and Restated Cancer License Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	10-K	3/7/19	10.16
10.25++	Amendment No. 1 to Amended and Restated Cancer License Agreement, dated January 8, 2021, by and between the Registrant and TMRC Co., Ltd.	10-Q	5/6/21	10.1
10.26+	Supply Management Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	S-1^	6/3/16	10.18
10.27	Consent and Stand-by License Agreement dated April 28, 2016 by and among the Registrant, Toko Pharmaceutical Ind. Co., Ltd. and TMRC Co., Ltd.	S-1^	6/3/16	10.19
10.28+	Target Discovery, Research Collaboration and Option Agreement dated January 8, 2018 by and between the Registrant and Incyte Corporation	10-K	3/12/18	10.22
10.29++	Letter Agreement dated November 18, 2019 by and between the Registrant and Incyte Corporation	10-K	3/5/20	10.21
10.30++	License and Collaboration Agreement dated December 17, 2019 by and between the Registrant and Global Blood Therapeutics, Inc.	10-K	3/5/20	10.22
10.31++	Master Collaboration Agreement dated March 7, 2022 between the Registrant and Qiagen Manchester Limited	10-Q	5/16/22	10.1

Leases and Loan Documents
10.32	Lease dated January 8, 2019 by and between the Registrant and DIV 35 CPD, LLC	8-K	1/11/19	10.1
10.33	Loan and Security Agreement dated February 12, 2020 by and between the Registrant and Oxford Finance LLC, as collateral agent and lender, as amended				X

Subsidiaries, Consents and Certifications
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, independent public accounting firm				X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1#	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

XBRL Documents
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan.

+ Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

++ Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K.

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

SYROS PHARMACEUTICALS, INC.

Date: March 2, 2023	By:	/s/ Nancy Simonian, M.D.
Nancy Simonian, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy Simonian, M.D.	President, Chief Executive Officer and Director	March 2, 2023
Nancy Simonian, M.D.	(Principal Executive Officer)

/s/ Jason Haas	Chief Financial Officer	March 2, 2023
Jason Haas	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Wirth	Chair of the Board of Directors	March 2, 2023
Peter Wirth

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 2, 2023
Srinivas Akkaraju, M.D., Ph.D.

/s/ Mark J. Alles	Director	March 2, 2023
Mark J. Alles

/s/ Deborah Dunsire, M.D.	Director	March 2, 2023
Deborah Dunsire, M.D.

/s/ S. Gail Eckhardt, M.D.	Director	March 2, 2023
S. Gail Eckhardt, M.D.

/s/ Marsha H. Fanucci	Director	March 2, 2023
Marsha H. Fanucci

/s/ Andrew Oh	Director	March 2, 2023
Andrew Oh

	Director	March 2, 2023
Timothy Tyson

/s/ Richard A. Young, Ph.D.	Director	March 2, 2023
Richard A. Young, Ph.D.