Form 10-Q
period 2023-03-31
Syros Pharmaceuticals, Inc.
filed 2023-05-10
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on May 8, 2023: 20,595,503

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

We have included important factors in the cautionary statements included in this Quarterly Report that could cause actual results or events to differ materially from the forward-looking statements that we make. In particular, the extent to which the COVID-19 pandemic continues to impact our operations and those of the third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic, additional or modified government actions, and the actions that may be required to contain the coronavirus or treat its impact. COVID-19 has and may continue to adversely impact our operations and workforce, including our discovery research, supply chain and clinical trial operations activities, which in turn could have an adverse impact on our business and financial results.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$104,765	$167,467
Marketable securities	61,038	34,837
Unbilled receivable	1,765	1,694
Prepaid expenses and other current assets	6,076	7,394
Total current assets	173,644	211,392
Property and equipment, net	10,950	11,353
Other long-term assets	4,647	5,348
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	12,986	13,231
Right-of-use assets – financing leases	10	76
Total assets	$205,323	$244,486
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,795	$6,411
Accrued expenses	13,749	17,966
Deferred revenue, current portion	3,245	4,330
Financing lease obligations, current portion	12	65
Operating lease obligation, current portion	2,083	2,006
Debt, current portion	1,667	—
Total current liabilities	23,551	30,778
Operating lease obligation, net of current portion	20,295	20,851
Warrant liabilities	15,607	24,472
Debt, net of debt discount, long term	39,117	40,649
Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 70,000,000 and 70,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 20,409,130 and 20,263,116 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	688,492	685,847
Accumulated other comprehensive loss	263	102
Accumulated deficit	(582,022)	(558,233)
Total stockholders' equity	106,753	127,736
Total liabilities and stockholders' equity	$205,323	$244,486

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$2,954	$5,467
Operating expenses:
Research and development	28,761	25,171
General and administrative	7,405	6,949
Total operating expenses	36,166	32,120
Loss from operations	(33,212)	(26,653)
Interest income	1,775	35
Interest expense	(1,217)	(976)
Change in fair value of warrant liabilities	8,865	2,448
Net loss applicable to common stockholders	$(23,789)	$(25,146)
Net loss per share applicable to common stockholders - basic and diluted	$(0.85)	$(3.99)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	27,842,218	6,306,142

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(23,789)	$(25,146)
Other comprehensive gain (loss):
Unrealized holding gain (loss) on marketable securities, net of tax	161	(194)
Comprehensive loss	$(23,628)	$(25,340)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2023 and 2022

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	6,202,403	$6	$548,870	$(79)	$(463,579)	$85,218
Exercise of stock options	3,770	—		—	—	—
Vesting of restricted stock units	73,956	1	—	—	—	1
Stock-based compensation expense	—	—	2,863	—	—	2,863
Other comprehensive loss	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	(25,146)	(25,146)
Balance at March 31, 2022	6,280,129	$7	$551,733	$(273)	$(488,725)	$62,742

Balance at December 31, 2022	20,263,116	$20	$685,847	$102	$(558,233)	$127,736
Vesting of restricted stock units	111,023	—	—	—	—	—
Exercise of prefunded warrants	34,991		—	—	—	—
Stock-based compensation expense	—	—	2,645	—	—	2,645
Other comprehensive gain	—	—	—	161	—	161
Net loss				—	(23,789)	(23,789)
Balance at March 31, 2023	20,409,130	$20	$688,492	$263	$(582,022)	$106,753

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net loss	$(23,789)	$(25,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	638	681
Non-cash lease expense	66	66
Stock-based compensation expense	2,645	2,863
Change in fair value of warrant liabilities	(8,865)	(2,448)
Net amortization of premiums and discounts on marketable securities	(527)	76
Amortization of debt-discount and accretion of deferred debt costs	135	185
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,318	203
Unbilled receivable	(71)	(203)
Other long-term assets	701	(338)
Accounts payable	(3,616)	(969)
Accrued expenses	(4,217)	(2,372)
Deferred revenue	(1,085)	(2,408)
Operating lease liabilities	(234)	(207)
Net cash used in operating activities	(36,901)	(30,017)
Investing activities
Purchases of property and equipment	(235)	(128)
Purchases of marketable securities	(48,500)	—
Maturities of marketable securities	22,987	7,511
Net cash (used in) provided by investing activities	(25,748)	7,383
Financing activities
Payments on financing lease obligations	(53)	(70)
Proceeds from the issuance of common stock through exercise of option	—	1
Payment of issuance costs related to out of period offering	—	(24)
Net cash provided by financing activities	(53)	(93)
Net increase (decrease) in cash, cash equivalents and restricted cash	(62,702)	(22,727)
Cash, cash equivalents and restricted cash (See reconciliation in Note 7)
Beginning of period	170,553	95,388
End of period	107,851	$72,661
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,053	$783
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$—	$165
Offering costs incurred but unpaid as of period end	$10	$10

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

The Company has incurred significant net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $165.8 million and an accumulated deficit of $582.0 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.

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

Based on its current operating plan, the Company’s management believes that as of March 31, 2023, the Company will meet its liquidity requirements for a period of at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and statements of cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through March 31, 2023.

Other Long-Term Assets

Other long-term assets primarily consisted of advance payments made to the contract research organizations responsible for conducting the Company’s tamibarotene clinical trials.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. Consistent with the grants for employees and directors, grants of restricted stock units and stock option awards to other service providers, referred to as non-employees, are measured based on the grant-date fair value of the award and expensed in the Company’s condensed consolidated statement of operations over the vesting period. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees can be determined using either the contractual term of the option award or the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock to determine the fair value of restricted stock awards.

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

As of March 31, 2023, 100,000 pre-funded warrants to purchase common stock issued in connection with the December 2020 private placement (the “2020 Pre-Funded Warrants”), and 7,391,739 2022 Pre-Funded Warrants issued in connection with the September 2022 private placement (refer to Note 11) were included in the basic and diluted net loss per share calculation. As of March 31, 2022, 100,000 pre-funded warrants to purchase common stock issued in connection with the December 2020 private placement (the “2020 Pre-Funded Warrants”) (refer to Note 11) were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Stock options	1,714,298	752,715
Unvested restricted stock units	2,294,651	453,972
Warrants*	14,142,298	499,010
Total	18,151,247	1,705,697

* As of March 31, 2023 , this is comprised of 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Company’s loan agreement in February 2020 (refer to Note 8), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 8), 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 11), 13,813,912 warrants to purchase common stock issued in connection with the private placement in September 2022 (refer to Note 11), and 41,085 warrants to purchase common stock that were issued upon the assumption and conversion of Tyme warrants in connection with the Merger (refer to Note 3). As of March 31, 2022, this is comprised of 211,709 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 11), 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Company’s loan agreement in February 2020 (refer to Note 8), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 8), and 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 11).

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 becomes effective for smaller reporting companies for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company adopted this new standard on January 1, 2023, and it did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

The Company incurred $3.1 million of transaction costs attributable to the Merger which are reflected as a reduction of additional paid-in capital. In addition, the Company paid $4.5 million of severance to former Tyme employees which was expensed at the closing of the transaction.

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

At inception, the total transaction price was determined to be approximately $60.0 million, which consisted of a $20.0 million upfront non-refundable and non-creditable technology access fee and approximately $40.0 million in reimbursable costs for employee and external research and development expenses. The GBT Collaboration Agreement also provides for development and regulatory milestones which are only payable subsequent to the exercise of the Option, and therefore are excluded from the transaction price at inception. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of March 31, 2023, the transaction price was estimated at $56.4 million, which reflects a reduction in the initial estimate of $60.0 million due to a lower reimbursable cost incurred, partially offset by additional consideration of $7.1 million related to the one year extension of the Research Term. The Company accounted for the contract amendment as if it were part of the existing contract, since the remaining goods and services are not distinct, and form part of a single performance obligation that was partially satisfied at the date of the amendment.

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

During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $3.0 million and $5.1 million, respectively, under the GBT Collaboration Agreement. As of March 31, 2023, the Company had deferred revenue outstanding under the GBT Collaboration Agreement of approximately $3.2 million, all of which is classified as deferred revenue, current portion on the Company’s condensed consolidated balance sheets.

Agreements with Incyte Corporation

In January 2018, the Company and Incyte entered into a Target Discovery, Research Collaboration and Option Agreement (the “Incyte Collaboration Agreement”). The Incyte Collaboration Agreement was amended in November 2019. Under the Incyte Collaboration Agreement, the Company is using its proprietary gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte has received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. For each option exercised by Incyte, Incyte will have the exclusive worldwide right to use the licensed intellectual property to develop and commercialize therapeutic products that modulate the target as to which the option was exercised. Under the terms of the Incyte Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding (the “Prepaid Research Amount”). The Company’s activities under the Incyte Collaboration Agreement are subject to a joint research plan and, subject to certain exceptions, Incyte is responsible for funding the Company’s activities under the research plan, including amounts in excess of the Prepaid Research Amount. As of March 31, 2023, the Company has completed all of the target validation activities allocated to it under the research plan.

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

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of March 31, 2023, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment.

The Incyte Collaboration Agreement also provides for development and regulatory milestones that are only payable subsequent to the exercise of an option and were therefore excluded from the transaction price at inception. The Company re-evaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs during this time and is the best measure of progress towards satisfying the performance obligation. As of December 31, 2022, the Company has completed all of the target validation activities allocated to it under the research plan and all deferred revenue were recognized.

For the three months ended March 31, 2023, the Company did not recognize any revenue under the Incyte Collaboration Agreement. For three months ended March 31, 2022, the Company recognized revenue of $0.4 million under the Incyte Collaboration Agreement. As of March 31, 2023, the Company has no deferred revenue outstanding under the Incyte Collaboration Agreement.

The following table presents the changes in accounts receivable, contract assets and liabilities for the three months ended March 31, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at March 31, 2023
Contract liabilities:
Deferred revenue - GBT	$4,330	$104	1,189	$3,245
Total contract liabilities	$4,330	$104	$1,189	$3,245

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

Cash, cash equivalents and marketable securities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

		Unrealized	Unrealized	Fair
March 31, 2023	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$104,765	$—	$—	$104,765
Marketable securities:
Corporate debt securities - due in one year or less	9,053	139	—	9,192
Municipal bonds	2,699	110	—	2,809
US Treasury obligation - due in one year or less	49,022	15	—	49,037
Total	$165,540	$263	$—	$165,803

		Unrealized	Unrealized	Fair
December 31, 2022	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$167,467	$—	$—	$167,467
Marketable securities:
Corporate debt securities - due in one year or less	22,257	116	(53)	22,320
Commercial paper	2,491	—	—	2,491
Municipal bonds	5,987	51	—	6,038
US Treasury obligation - due in one year or less	4,000		(12)	3,988
Total	$202,202	$167	$(65)	$202,304

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2023 and 2022, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of March 31, 2023, marketable securities with maturities of one year or less when purchased are presented in current assets and those with maturities of more than one year are presented in the noncurrent assets in the accompanying condensed consolidated balance sheet.

As of March 31, 2023, the Company had no securities that were in an unrealized loss position. The Company determined that there was no material change in the credit risk of the above marketable securities. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of March 31, 2023.

6. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$104,765	$104,765	$—	$—
Corporate debt securities - due in one year or less	9,192	—	9,192	—
Municipal bonds	2,809	—	2,809	—
US Treasury obligation - due in one year or less	49,037	49,037	—	—
Total	$165,803	$153,802	$12,001	$—
Liabilities:
Warrant liabilities	$15,607	$—	$—	$15,607
Total	$15,607	$—	$—	$15,607

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$167,467	$167,467	$—	$—
Corporate debt securities - due in one year or less	22,320	—	22,320	—
Commercial paper	2,491	—	2,491	—
Municipal bonds	6,038	—	6,038	—
US Treasury obligation - due in one year or less	3,988	3,988	—	—
Total	$202,304	$171,455	$30,849	$—
Liabilities:
Warrant liabilities	$24,472	$—	$—	$24,472
Total	$24,472	$—	$—	$24,472

Assumptions Used in Determining Fair Value of Warrants

The Company issued the 2022 Warrants to purchase an aggregate of up to 13,813,912 shares of common stock in connection with the 2022 Private Placement (see Note 11) and warrants to purchase an aggregate of up to 282,809 shares of common stock in connection with a private placement on December 8, 2020 (the “2020 Warrants”) (see Note 11). The Company accounted for the 2022 Warrants and 2020 Warrants as liabilities. The Company recorded the fair value of these warrants upon issuance using the Black-Scholes valuation model and is required to revalue these warrants at each reporting date with any changes in fair value recorded on the Company's statement of operations. The valuation of the 2022 Warrants and 2020 Warrants is considered under Level 3 of the fair value hierarchy and influenced by the fair value of the underlying common stock of the Company.

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Warrants is as follows:

	March 31, 2023	December 31, 2022
Stock price	$2.67	$3.59
Average risk-free interest rate	3.66%	4.02%
Dividend yield	—	—
Average expected life (in years)	4.42	4.67
Average expected volatility	88.09%	86.79%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 warrant liability for the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Fair value of warrant liabilities as of beginning of year	$24,472	$3,029
Warrants issued in connection with 2022 Private Placement	—	64,664
Change in fair value	(8,865)	(43,221)
Fair value of warrant liabilities as of end of period	$15,607	$24,472

7. Restricted Cash

As of March 31, 2023 and December 31, 2022, the Company had $3.1 million in restricted cash, which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the HQ Lease (See Note 10).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of March 31, 2023 and 2022 (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$104,765	$69,575
Restricted cash, net of current portion	$3,086	3,086
Total cash, cash equivalents and restricted cash	$107,851	$72,661

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

The term loan initially bore interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of 5.98% and the greater of (A) one-month LIBOR or (B) 1.77%. The Loan Agreement initially provided for interest-only payments until March 1, 2023, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on March 1, 2023 and continuing through February 1, 2025 (the “Maturity Date”). Pursuant to the terms of an amendment to the Loan Agreement dated July 3, 2022 (the “Loan Agreement Amendment”), effective September 16, 2022, Oxford agreed to extend the interest-only period from March 1, 2023 to March 1, 2024 and to extend the Maturity Date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and the Maturity Date to August 1, 2026. Pursuant to the terms of a subsequent amendment to the Loan Agreement dated November 15, 2022, the floating annual rate for each term loan was amended to equal the greater of (i) 7.75% and (ii) the sum of (a) the 1-month CME Term SOFR reference rate, (b) 0.10%, and (c) 5.98%.

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

In connection with the funding of the first tranche in February 2020, the Company issued the Lender warrants to purchase 2,754 shares of the Company’s common stock at an exercise price per share of $72.60. In connection with the funding of the second tranche in December 2020, the Company issued the Lender warrants to purchase 1,738 shares of the Company’s common stock at an exercise price of $115.00 per share (collectively, the “Oxford Warrants”). The Oxford Warrants are exercisable within five years from their respective dates of issuance.

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

The Company has the following minimum aggregate future loan payments as of March 31, 2023 (in thousands):

Nine months ending December 31, 2023	$—
Year ending December 31, 2024	16,667
Year ending December 31, 2025	20,000
Year ending December 31, 2026	3,333
Total minimum payments	40,000
Less unamortized debt discount	(500)
Plus accumulated accretion of final fees	1,284
Less current portion	(1,667)
Long-term debt, net of current portion	$39,117

For the three months ended March 31, 2023 and 2022, interest expense related to the Loan Agreement was approximately $1.2 million and $1.0 million, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
External research and preclinical development	$9,410	$8,219
Employee compensation and benefits	2,998	8,529
Professional fees	1,184	1,164
Facilities and other	157	54
Accrued expenses	$13,749	$17,966

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

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 7). The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the HQ Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the HQ Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $2.1 million of the lease liability as short-term and $20.3 million of the lease liability as long-term as of March 31, 2023.

The Company elected the practical expedient provided under ASC 842 and therefore combined all lease and non-lease components when determining the right-of-use asset and lease liability for the HQ Lease.

Financing Lease

In March 2019, the Company entered into an equipment lease agreement (the “Equipment Lease”) that has a 48-month term. At the end of the term, the Company has the right to return the leased equipment, extend the lease, or buy the equipment at the then-current fair market value of the equipment. The Company accounted for the Equipment Lease as a financing lease under ASC 842 and recorded a financing lease right-of-use asset and a corresponding financing lease liability of approximately $1.0 million at the time the Equipment Lease was executed. As of March 31, 2023, the Company has exercised its option to buy the equipment at the end of the lease term.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating and financing lease liabilities as of March 31, 2023 (in thousands):

	Operating	Financing
Nine Months ending December 31, 2023	$3,041	$13
Year ending December 31, 2024	4,166	—
Year ending December 31, 2025	4,287	—
Year ending December 31, 2026	4,412	—
Year ending December 31, 2027 and beyond	14,844	—
Total minimum lease payments	30,750	13
Less imputed interest	(8,372)	(1)
Total lease liability	$22,378	$12

The following table outlines the total lease cost for the Company’s operating and financing leases as well as weighted average information for these leases as of March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Lease cost:
Operating lease cost	$772
Financing lease cost:
Amortization of right-of-use asset	$65
Interest on lease liabilities	1
Total financing lease cost	$66
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$1,007
Operating cash flows from financing lease	$54

Other information:	Three Months Ended March 31, 2023
Weighted-average remaining lease term (in years) - operating lease	6.92
Weighted-average discount rate - operating lease	9.30
Weighted-average remaining lease term (in years) - financing lease	0.70
Weighted-average discount rate - financing lease	9.47

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
•
single-digit million dollar milestone payments related to the development of SY-2101 in indications other than APL;
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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred no fees under this supply management agreement during the three months ended March 31, 2023 and 2022.

11. Stockholders’ Equity

Increase of Authorized Shares and Reverse Stock Split

Effective on September 15, 2022, the number of authorized shares of the Company’s common stock was increased from 200,000,000 shares (on a pre-split basis) to 700,000,000 shares (on a pre-split basis).

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

On December 8, 2020, the Company issued in a private placement (the "2020 Private Placement") 1,031,250 shares of common stock, and, in lieu of shares of common stock, the 2020 Pre-Funded Warrants to purchase an aggregate of 100,000 shares of common stock, and, in each case, the accompanying 2020 Warrants to purchase an aggregate of up to 282,809 additional shares of common stock (or 2020 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $80.00 per share and accompanying 2020 Warrant (or $79.90 per 2020 Pre-Funded Warrant and accompanying 2020 Warrant). The 2020 Private Placement resulted in aggregate gross proceeds of $90.5 million, before $0.4 million of transaction costs.

In the event of certain fundamental transactions involving the Company, the holders of the 2022 Warrants and 2020 Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and the 2020 Warrants at issuance was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. For the three months ended March 31, 2023, the Company recorded a change in fair value of $8.9 million in its condensed statement of operations for the remeasurment of the aggregate fair value of the 2022 Warrants and the 2020 Warrants as of March 31, 2023 and December 31, 2022 as $15.6 million and $24.5 million, respectively. For the three months ended March 31, 2022, the Company recorded a change in fair value of $2.4 million in its condensed statement of operations.

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

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 66,600 shares of common stock. As of March 31, 2023, there were no shares of Series A Preferred Stock outstanding.

Each 2019 Warrant had an exercise price per share of common stock of $86.25, subject to adjustment in certain circumstances. Each 2019 Warrant was immediately exercisable, provided that the holder was prohibited, subject to certain exceptions, from exercising the 2019 Warrant for shares of the Company’s common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding. This percentage could be changed at the holders’ election to a higher or lower percentage upon 61 days’ notice to the Company.

As of March 31, 2023, there are no outstanding 2019 Warrants as the remaining unexercised 2019 Warrants expired on October 10, 2022.

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

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 117,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2023, the number of shares reserved for issuance under the 2016 ESPP was increased by 202,631 shares. As of March 31, 2023, 439,800 shares remained available for future issuance under the 2016 ESPP.

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

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 100,000 shares of common stock. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In January 2023, the Company's board of directors amended the 2022 Plan to increase the aggregate number of shares that can be granted by 750,000 shares of common stock of the Company. As of March 31, 2023, 754,303 shares remained available for future issuance under the 2022 Plan.

2022 Equity Incentive Plan

The 2022 Stock Incentive Plan (the “2022 EIP”) was adopted by the board of directors on July 14, 2022, approved by the stockholders and became effective on September 15, 2022. The 2022 EIP replaced the 2016 Plan. Any options or awards outstanding under the 2016 Plan remained outstanding and effective. Under the 2022 EIP, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. 4,737,534 shares of the Company’s common stock are reserved for issuance under the 2022 EIP. As of March 31, 2023, 814,871 shares remained available for future issuance under the 2022 EIP. Under the 2022 EIP, stock options may not be granted at less than fair value on the date of grant.

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

A summary of the status of stock options as of December 31, 2022 and March 31, 2023 and changes during the three months ended March 31, 2023 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2022	1,727,237	$39.94	5.7	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(12,939)	97.02	—	—
Outstanding at March 31, 2023	1,714,298	$39.49	5.5	$—
Exercisable at March 31, 2023	1,111,125	$50.07	3.4	$—

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

There were no stock options exercised during the three months ended March 31, 2023. The intrinsic value of stock options exercised during the three months ended March 31, 2022 was $0.1 million.

As of March 31, 2023, there was $8.4 million of total unrecognized compensation cost related to unvested stock options granted to employees, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The Company has granted performance-based restricted stock units to management for which vesting occurs upon the achievement of certain clinical development milestones. Stock-based compensation expense associated with these performance-based restricted stock units is recognized when the achievement of the vesting conditions becomes probable. The Company did not recognize any stock-based compensation expense relating to the achievement of performance-based milestones during the three months ended March 31, 2023.

A summary of the status of restricted stock units and restricted stock awards as of December 31, 2022 and March 31, 2023 and changes during the three months ended March 31, 2023 is presented below:

	Shares
	Subject to
	Restricted Stock
	Units and	Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value
Outstanding at December 31, 2022	1,204,421	$14.68
Granted	1,262,186	4.02
Vested	(63,023)	34.21
Forfeited	(60,933)	22.75
Outstanding at March 31, 2023	2,342,651	$8.10

As of March 31, 2023, there was $15.1 million of unrecognized stock-based compensation expense related to outstanding restricted stock units and restricted stock awards, with an expected recognition period of 2.3 years.

Stock-based Compensation Expense

There were no options granted during the three months ended March 31, 2023. The fair value of each stock option granted during the three months ended March 31, 2022 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

Three Months Ended March 31,
2022
Weighted-average risk-free interest rate	1.98%
Expected dividend yield	—%
Expected option term (in years)	6.07
Volatility	80.70%

The weighted-average grant date fair value per share of options granted in the three months ended March 31, 2022 was $1.11.

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Research and development	$1,267	$1,395
General and administrative	1,378	1,468
Total stock-based compensation expense	$2,645	$2,863

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission, or SEC, on March 2, 2023, or the 2022 10-K. Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should also be considered in light of risks identified under the caption “Risk Factors” in the 2022 10-K and in this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Based on these data and our assessment of ongoing areas of high unmet need, we advanced tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in newly diagnosed HR-MDS patients with RARA overexpression, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and we believe that approximately 50% of HR-MDS patients overexpress RARA. We believe that approximately 21,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for MDS patients of all risk groups to grow to approximately $3.3 billion by 2026. The SELECT-MDS-1 trial is evaluating newly diagnosed HR-MDS patients with RARA overexpression in a double-blind placebo-controlled study design, randomized 2:1 to receive tamibarotene in combination with azacitidine, or placebo in combination with azacitidine, respectively. The primary efficacy endpoint is based on 190 patients to provide over 90% power to detect a difference in CR rates between the experimental and control arms with a one-sided alpha of 0.025. In recent communications, the United States Food and Drug Administration, or FDA, has continued to support the use of the CR rate as an acceptable efficacy endpoint for either full or accelerated approval for treatment of newly diagnosed HR-MDS with supporting data on durability of remission. Informed by feedback from the FDA, we amended the SELECT-MDS-1 clinical trial protocol in March 2023 to include a total of approximately 550 patients to enable us to assess overall survival, or OS, as a key secondary endpoint, which could allow the trial to serve as a confirmatory study if needed to convert an accelerated approval to a full approval in the future. The amended clinical trial protocol is designed with 80% power to detect a difference in OS rates for the key secondary endpoint between the experimental and control arms, also with a one-sided alpha of 0.025. We are currently dosing patients in SELECT-MDS-1, and we expect to complete enrollment of the patients for the CR primary endpoint analysis in the fourth quarter of 2023, and to report pivotal CR data from the SELECT-MDS-1 trial in the third quarter of 2024.

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

On September 16, 2022, the PIPE Financing closed concurrently with the Merger. At the closing of the Merger, we issued an aggregate of 7,546,014 shares of our common stock to Tyme stockholders. In the PIPE Financing, we issued an aggregate of 6,387,173 shares of our common stock and, in lieu of shares to certain investors, pre-funded warrants to purchase an aggregate of 7,426,739 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 13,813,912 additional shares of common stock (or pre-funded warrants to purchase common stock in lieu thereof). We received aggregate gross proceeds from the PIPE Financing of $129.9 million, before deducting estimated offering expenses payable by us and not inclusive of any exercise of the warrants.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2023, we recognized $3.0 million of revenue related to our collaboration with GBT. For the three months ended March 31, 2022, we recognized $5.5 million of revenue, of which $5.1 million was related to our collaboration with GBT and $0.4 million was related to our collaboration with Incyte.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Tamibarotene external costs	$13,357	$6,096
SY-5609 program external costs	1,318	2,670
SY-2101 program external costs	1,913	1,662
Other research and platform program external costs	1,532	4,285
Employee-related expenses, including stock-based compensation	7,527	7,286
Stock-based compensation	1,267	1,395
Facilities and other expenses	1,847	1,777
Total research and development expenses	$28,761	$25,171

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies as discussed in our 2022 10-K.

Results of Operations

Comparison of three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
Statements of Operations Data:
Revenue	$2,954	$5,467	$(2,513)	(46)%
Operating expenses:
Research and development	28,761	25,171	3,590	14%
General and administrative	7,405	6,949	456	7%
Total operating expenses	36,166	32,120	4,046	13%
Loss from operations	(33,212)	(26,653)	(6,559)	25%
Interest income	1,775	35	1,740	4,971%
Interest expense	(1,217)	(976)	(241)	25%
Change in fair value of warrant liabilities	8,865	2,448	6,417	262%
Net loss	$(23,789)	$(25,146)	$1,357	(5)%

Revenue

For the three months ended March 31, 2023, revenue was $3.0 million, all of which was attributable to our collaboration with GBT. For the three months ended March 31, 2022, revenue was $5.5 million, of which $5.1 million was attributable to our collaboration with GBT and $0.4 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $3.6 million, or 14%, from $25.2 million for the three months ended March 31, 2022 to $28.8 million for the three months ended March 31, 2023. The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022, together with the changes to those items in dollars (in thousands):

	Three Months Ended March 31,
	2023		2022	Dollar Change	% Change
External research and development	$15,607	1	$13,099	$2,508	19%
Employee-related expenses, excluding stock-based compensation	7,527		7,286	241	3%
Stock-based compensation	1,267		1,395	(128)	(9)%
Consulting, licensing and professional fees	2,513		1,614	899	56%
Facilities and other expenses	1,847		1,777	70	4%
Total research and development expenses	$28,761		$25,171	$3,590	14%

The increase in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, including the following:

•
an increase of approximately $2.5 million, or 19%, for external research and development costs, primarily attributable to the increases in costs associated with the continued advancement of our existing clinical trials of tamibarotene;
•
an increase of approximately $0.2 million, or 3%, for employee-related expenses, including increased salary and benefits, primarily due to our annual merit increase and hiring of more senior roles; and

•
an increase of approximately $0.9 million, or 56%, for consulting, licensing and professional fees, primarily related to the advancement of our clinical trials of tamibarotene.

General and Administrative Expense

General and administrative expense increased by approximately $0.5 million, or 7%, from $6.9 million for the three months ended March 31, 2022 to $7.4 million for the three months ended March 31, 2023. The change in general and administrative expense was primarily attributable to an increase in recruiting fees, an increase in insurance premiums and an increase office supplies and software subscription costs.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The increase in interest income during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to the higher interest rate during the three month period ended March 31, 2023 compared to the same period in 2022.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased from the three months ended March 31, 2022 to the three months ended March 31, 2023 due to a higher interest rate during the three month period ended March 31, 2023 compared to the same period in 2022.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was a result of the remeasurement of the fair value of warrants issued in connection with the September 2022 and December 2020 private placements.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through March 31, 2023, primarily through the sale of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

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

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. On July 3, 2022, we entered into an amendment, or the Loan Amendment, to the Loan Agreement with Oxford. Pursuant to the Loan Amendment, Oxford has agreed to modify the Loan Agreement in order to, among other things, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026. As of March 31, 2023, $20.0 million remains available under the Loan Agreement at the sole discretion of Oxford.

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

As of March 31, 2023, $75.0 million of our common stock remained available for future issuance under the June 2020 sales agreement with Cowen.

As of March 31, 2023, $224.4 million of securities remained available for future issuance under the 2020 Registration Statement.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of approximately $165.8 million.

On April 6, 2023, we filed a universal shelf registration statement on Form S-3, or the 2023 Registration Statement, with the SEC to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The 2023 Registration Statement was declared effective on April 28, 2023, at which time the offering of securities under the 2020 Registration Statement was deemed terminated. Further, in April 2023, we entered into an at-the-market sales agreement with Cowen pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to the 2023 Registration Statement.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(36,901)	$(30,017)
Investing activities	(25,748)	7,383
Financing activities	(53)	(93)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(62,702)	$(22,727)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $36.9 million during the three months ended March 31, 2023 compared to $30.0 million for the three months ended March 31, 2022. The increase in net cash used in operating activities during the three months ended March 31, 2023 was primarily due to an increase of loss from operations of $6.6 million and an increase in the change of net operating assets of $1.0 million during the three months ended March 31, 2023.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $25.7 million during the three months ended March 31, 2023 compared to net cash provided by investing activities of $7.4 million during the three months ended March 31, 2022. The net cash used in investing activities was primarily due to the purchases of marketable securities of $48.5 million, partially offset by maturity of marketable securities of $23.0 million and the purchase of $0.2 million of property and equipment during the three months ended March 31, 2023. The net cash provided by investing activities was due to the maturity of $7.5 million of marketable securities, partially offset by the purchase of $0.1 million of property and equipment during the three months ended March 31, 2022.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.1 million during the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022. Cash used in financing activities for the three months ended March 31, 2023 and 2022 was primarily due to payments of $0.1 million made during each period under our financing lease.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance our clinical trials of tamibarotene, SY-2101 and SY-5609, seek to develop companion diagnostic tests for use with our product candidates, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our research and development programs or future commercialization rights to our product candidates.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2023, will enable us to fund our planned operating expense and capital expenditure requirements into 2025. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of tamibarotene, SY-2101 and SY-5609 and any associated companion diagnostic tests;
•
research and development efforts for any future product candidates that we may develop;
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

Identifying potential product candidates and conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2023, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 and 2022.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 2, 2023.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1

Restated Certificate of Incorporation of the Registrant, including the Certificate of Designation of Preferences, Rights and Limitation of Series A Convertible Preferred Stock of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-37813) filed on November 14, 2022).

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

Syros Pharmaceuticals, Inc.

Date: May 10, 2023	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer (Principal Financial Officer)