Form 10-Q
period 2023-06-30
Syros Pharmaceuticals, Inc.
filed 2023-08-08
CIK 1556263

pa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on August 4, 2023: 20,710,046

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

We have included important factors in the cautionary statements included in this Quarterly Report that could cause actual results or events to differ materially from the forward-looking statements that we make. In particular, the extent to which the COVID-19 pandemic continues to impact our operations and those of the third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic, additional or modified government actions, and the actions that may be required to contain the coronavirus or treat its impact. COVID-19 has and may continue to adversely impact our operations and workforce, including our supply chain and clinical trial operations activities, which in turn could have an adverse impact on our business and financial results.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$115,442	$167,467
Marketable securities	28,540	34,837
Unbilled receivable	1,756	1,694
Prepaid expenses and other current assets	6,892	7,394
Total current assets	152,630	211,392
Property and equipment, net	10,299	11,353
Other long-term assets	2,229	5,348
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	12,731	13,231
Right-of-use assets – financing leases	7	76
Total assets	$180,982	$244,486
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,693	$6,411
Accrued expenses	17,328	17,966
Deferred revenue, current portion	2,185	4,330
Financing lease obligations, current portion	8	65
Operating lease obligation, current portion	2,161	2,006
Total current liabilities	28,375	30,778
Operating lease obligation, net of current portion	19,726	20,851
Warrant liabilities	18,712	24,472
Debt, net of debt discount, long term	40,930	40,649
Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 70,000,000 and 70,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 20,708,356 and 20,263,116 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	691,450	685,847
Accumulated other comprehensive income	49	102
Accumulated deficit	(618,280)	(558,233)
Total stockholders' equity	73,239	127,736
Total liabilities and stockholders' equity	$180,982	$244,486

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$2,833	$6,276	$5,787	$11,743
Operating expenses:
Research and development	29,608	33,100	58,369	58,271
General and administrative	7,225	6,945	14,630	13,894
Total operating expenses	36,833	40,045	72,999	72,165
Loss from operations	(34,000)	(33,769)	(67,212)	(60,422)
Interest income	2,125	112	3,900	147
Interest expense	(1,278)	(981)	(2,495)	(1,956)
Change in fair value of warrant liabilities	(3,105)	157	5,760	2,604
Net loss applicable to common stockholders	$(36,258)	$(34,481)	$(60,047)	$(59,627)
Net loss per share applicable to common stockholders - basic and diluted	$(1.30)	$(5.40)	$(2.15)	$(9.40)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	27,913,448	6,382,378	27,878,030	6,344,191

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(36,258)	$(34,481)	$(60,047)	$(59,627)
Other comprehensive loss:
Unrealized holding loss on marketable securities, net of tax	(214)	(40)	(53)	(234)
Comprehensive loss	$(36,472)	$(34,521)	$(60,100)	$(59,861)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2023 and 2022

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at March 31, 2022	6,280,129	$6	$551,734	$(273)	$(488,725)	$62,742
Vesting of restricted stock units	5,478	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	13,293	—	109	—	—	109
Stock-based compensation expense	—	—	2,689	—	—	2,689
Other comprehensive loss	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(34,481)	(34,481)
Balance at June 30, 2022	6,298,900	$6	$554,532	$(313)	$(523,206)	$31,019

Balance at March 31, 2023	20,409,130	$20	$688,492	$263	$(582,022)	$106,753
Vesting of restricted stock units and issuance of restricted stock awards	33,304	—	—	—	—	—
Exercise of prefunded warrants	211,840	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	54,082	—	144	—	—	144
Stock-based compensation expense	—	—	2,814	—	—	2,814
Other comprehensive loss	—	—	—	(214)	—	(214)
Net loss	—	—	—	—	(36,258)	(36,258)
Balance at June 30, 2023	20,708,356	$20	$691,450	$49	$(618,280)	$73,239

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2023 and 2022

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	6,202,403	$6	$548,870	$(79)	$(463,579)	$85,218
Exercise of stock options	3,770	—	1	—	—	1
Vesting of restricted stock units	79,434	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	13,293	—	109	—	—	109
Stock-based compensation expense	—	—	5,552	—	—	5,552
Other comprehensive loss	—	—	—	(234)	—	(234)
Net loss	—	—	—	—	(59,627)	(59,627)
Balance at June 30, 2022	6,298,900	$6	$554,532	$(313)	$(523,206)	$31,019

Balance at December 31, 2022	20,263,116	20	685,847	102	(558,233)	127,736
Vesting of restricted stock units	144,327	—	—	—	—	—
Exercise of prefunded warrants	246,831		—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	54,082	—	144	—	—	144
Stock-based compensation expense	—	—	5,459	—	—	5,459
Other comprehensive loss	—	—	—	(53)	—	(53)
Net loss				—	(60,047)	(60,047)
Balance at June 30, 2023	20,708,356	20	691,450	49	(618,280)	73,239

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net loss	$(60,047)	$(59,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,288	1,342
Non-cash lease expense	69	131
Stock-based compensation expense	5,459	5,552
Change in fair value of warrant liabilities	(5,760)	(2,604)
Net amortization of premiums and discounts on marketable securities	(1,165)	140
Amortization of debt-discount and accretion of deferred debt costs	281	378
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	502	(131)
Unbilled receivable	(62)	686
Other long-term assets	3,119	(791)
Accounts payable	282	2,328
Accrued expenses	(638)	3,405
Deferred revenue	(2,145)	(6,590)
Operating lease liabilities	(470)	(414)
Net cash used in operating activities	(59,287)	(56,195)
Investing activities
Purchases of property and equipment	(234)	(239)
Purchases of marketable securities	(50,968)	—
Maturities of marketable securities	58,377	23,511
Net cash provided by investing activities	7,175	23,272
Financing activities
Payments on financing lease obligations	(57)	(142)
Proceeds from the issuance of shares through ESPP	144	109
Payment of issuance costs related to the merger and financing activities	—	(283)
Net cash provided by (used in) financing activities	87	(316)
Net decrease in cash, cash equivalents and restricted cash	(52,025)	(33,238)
Cash, cash equivalents and restricted cash (See reconciliation in Note 7)
Beginning of period	170,553	95,388
End of period	118,528	$62,150
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,173	$1,573
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$—	$155
Offering costs incurred but unpaid as of period end	$—	$1,459

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

The Company has incurred significant net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $144.0 million and an accumulated deficit of $618.3 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.

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

On April 6, 2023, we filed a universal shelf registration statement on Form S-3, or the 2023 Registration Statement, with the SEC to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The 2023 Registration Statement was declared effective on April 28, 2023. Further, in April 2023, we entered into an at-the-market sales agreement with Cowen pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to the 2023 Registration Statement.

Based on its current operating plan, the Company’s management believes that as of June 30, 2023, the Company will meet its liquidity requirements for a period of at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and statements of cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which consist of money market funds that invest in U.S. Treasury obligations, as well as overnight repurchase agreements and corporate debt securities, are stated at fair value. The Company maintains its bank accounts in major financial institutions.

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

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through June 30, 2023.

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

As of June 30, 2023, 100,000 pre-funded warrants to purchase common stock issued in connection with the December 2020 private placement (the “2020 Pre-Funded Warrants”), and 7,279,819 2022 Pre-Funded Warrants issued in connection with the September 2022 private placement (refer to Note 11) were included in the basic and diluted net loss per share calculation. As of June 30, 2022, 100,000 pre-funded warrants to purchase common stock issued in connection with the December 2020 private placement (the “2020 Pre-Funded Warrants”) (refer to Note 11) were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Stock options	1,747,357	764,917
Unvested restricted stock units	2,321,582	459,070
Warrants*	14,142,298	499,010
Total	18,211,237	1,722,997

* As of June 30, 2023 , this is comprised of 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Company’s loan agreement in February 2020 (refer to Note 8), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 8), 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 11), 13,813,912 warrants to purchase common stock issued in connection with the private placement in September 2022 (refer to Note 11), and 41,085 warrants to purchase common stock that were issued upon the assumption and conversion of Tyme warrants in connection with the Merger (refer to Note 3). As of June 30, 2022, this is comprised of 211,709 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 11), 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Company’s loan agreement in February 2020 (refer to Note 8), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 8), and 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 11).

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

4. Collaboration and Research Arrangements

Collaboration with Global Blood Therapeutics

On December 17, 2019, the Company entered into a license and collaboration agreement (the “GBT Collaboration Agreement”) with Global Blood Therapeutics, Inc. (“GBT”), now a subsidiary of Pfizer Inc., pursuant to which the parties agreed to a research collaboration to discover novel targets that induce fetal hemoglobin in order to develop new small molecule treatments for sickle cell disease and beta thalassemia. The research term (the “Research Term”) was for an initial period of three years and could be extended for up to two additional one-year terms upon mutual agreement. In November 2022, the Company and GBT agreed to extend the Research Term for an additional one-year period. In July 2023, the Company received notice from Pfizer, as successor to GBT, that Pfizer has elected to exercise its right to terminate the GBT Collaboration Agreement. The effective date of termination of the GBT Collaboration Agreement is October 16, 2023.

Pursuant to the terms of the GBT Collaboration Agreement, GBT paid the Company an upfront payment of $20.0 million. GBT also agreed to reimburse the Company for full-time employee and out-of-pocket costs and expenses incurred by the Company in accordance with the agreed-upon research budget, which was anticipated to total approximately $40.0 million over the initial Research Term.

The Company granted to GBT an option (the “Option”) to obtain an exclusive, worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of the Company arising from the collaboration to develop, manufacture and commercialize any compounds or products resulting from the collaboration. This Option will terminate simultaneously with the effective date of termination of the GBT Collaboration Agreement, and the Company will no longer be eligible to receive any milestone or royalty-based payments from GBT.

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

At inception, the total transaction price was determined to be approximately $60.0 million, which consisted of a $20.0 million upfront non-refundable and non-creditable technology access fee and approximately $40.0 million in reimbursable costs for employee and external research and development expenses. The GBT Collaboration Agreement also provides for development and regulatory milestones which are only payable subsequent to the exercise of the Option, and therefore are excluded from the transaction price at inception. As of June 30, 2023, the transaction price was estimated at $56.4 million, which reflects a reduction in the initial estimate of $60.0 million due to a lower reimbursable cost incurred, partially offset by additional consideration of $7.1 million related to the one year extension of the Research Term. The Company accounted for the contract amendment as if it were part of the existing contract, since the remaining goods and services are not distinct, and form part of a single performance obligation that was partially satisfied at the date of the amendment. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, including the termination of the GBT Collaboration Agreement that will be effective on October 16, 2023.

ASC 606 requires an entity to recognize revenue only when it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer obtains control. As the non-exclusive research license and research and development services represent one performance obligation, the Company has determined that it will satisfy its performance obligation over a period of time as services are performed and GBT receives the benefit of the services, as the overall purpose of the arrangement is for the Company to perform the services. The Company will recognize revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs during this time and is the best measure of progress towards satisfying the performance obligation. The Company will re-evaluate the costs expected to be incurred to satisfy the performance obligation, considering the termination of the GBT Collaboration Agreement as of October 16, 2023, and accordingly record a cumulative revenue adjustment in the next reporting period.

During the three and six months ended June 30, 2023, the Company recognized revenue of $2.8 million and $5.8 million, respectively, under the GBT Collaboration Agreement. During three and six months ended June 30, 2022, the Company recognized revenue of $5.7 million and $10.7 million, respectively, under the GBT Collaboration Agreement. As of June 30, 2023, the Company had deferred revenue outstanding under the GBT Collaboration Agreement of approximately $2.2 million, all of which is classified as deferred revenue, current portion on the Company’s condensed consolidated balance sheets.

Agreements with Incyte Corporation

In January 2018, the Company and Incyte entered into a Target Discovery, Research Collaboration and Option Agreement (the “Incyte Collaboration Agreement”). The Incyte Collaboration Agreement was amended in November 2019. Under the Incyte Collaboration Agreement, the Company is using its proprietary gene control platform to identify novel therapeutic targets with a focus on myeloproliferative neoplasms, and Incyte has received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for the development and commercialization of therapeutic products directed to up to seven validated targets. For each option exercised by Incyte, Incyte will have the exclusive worldwide right to use the licensed intellectual property to develop and commercialize therapeutic products that modulate the target as to which the option was exercised. Under the terms of the Incyte Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding (the “Prepaid Research Amount”). The Company’s activities under the Incyte Collaboration Agreement are subject to a joint research plan and, subject to certain exceptions, Incyte is responsible for funding the Company’s activities under the research plan, including amounts in excess of the Prepaid Research Amount. As of June 30, 2023, the Company has completed all of the target validation activities allocated to it under the research plan.

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

At inception, the total transaction price was determined to be $12.3 million and was subsequently increased to $12.8 million following a November 2019 amendment. As of June 30, 2023, the total transaction price is $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment.

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

The Company did not recognize any revenue under the Incyte Collaboration Agreement during the three and six months ended June 30, 2023. For three and six months ended June 30, 2022, the Company recognized revenue of $0.6 million and $1.0 million, respectively, under the Incyte Collaboration Agreement. As of June 30, 2023, the Company has no deferred revenue outstanding under the Incyte Collaboration Agreement.

The following table presents the changes in contract liabilities for the six months ended June 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at June 30, 2023
Contract liabilities:
Deferred revenue - GBT	$4,330	$122	$2,267	$2,185
Total contract liabilities	$4,330	$122	$2,267	$2,185

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

Cash, cash equivalents and marketable securities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

		Unrealized	Unrealized	Fair
June 30, 2023	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$115,442	$—	$—	$115,442
Marketable securities:
Commercial paper	12,434	1	—	12,435
Municipal bonds	1,094	45	—	1,139
US Treasury obligation - due in one year or less	14,963	3	—	14,966
Total:	$143,933	$49	$—	$143,982

		Unrealized	Unrealized	Fair
December 31, 2022	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$167,467	$—	$—	$167,467
Marketable securities:
Corporate debt securities - due in one year or less	22,257	116	(53)	22,320
Commercial paper	2,491	—	—	2,491
Municipal bonds	5,987	51	—	6,038
US Treasury obligation - due in one year or less	4,000		(12)	3,988
Total	$202,202	$167	$(65)	$202,304

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the six months ended June 30, 2023 and 2022, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of June 30, 2023, marketable securities with maturities of one year or less when purchased are presented in current assets and those with maturities of more than one year are presented in the noncurrent assets in the accompanying condensed consolidated balance sheet.

As of June 30, 2023, the Company had no securities that were in an unrealized loss position. The Company determined that there was no material change in the credit risk of the above marketable securities. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of June 30, 2023.

6. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$115,442	$115,442	$—	$—
Marketable securities:
Commercial paper	12,435	12,435	—	—
Municipal bonds	1,139	—	1,139	—
US Treasury obligation - due in one year or less	14,966	14,966	—	—
Total:	$143,982	$142,843	$1,139	$—
Liabilities:
Warrant liabilities	$18,712	$—	$—	$18,712
Total	$18,712	$—	$—	$18,712

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$167,467	$167,467	$—	$—
Marketable securities:
Corporate debt securities - due in one year or less	22,320	—	22,320	—
Commercial paper	2,491	—	2,491	—
Municipal bonds	6,038	—	6,038	—
US Treasury obligation - due in one year or less	3,988	3,988	—	—
Total	$202,304	$171,455	$30,849	$—
Liabilities:
Warrant liabilities	$24,472	$—	$—	$24,472
Total	$24,472	$—	$—	$24,472

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Warrants is as follows:

	June 30, 2023	December 31, 2022
Stock price	$3.15	$3.59
Average risk-free interest rate	4.28%	4.02%
Dividend yield	—	—
Average expected life (in years)	4.17	4.67
Average expected volatility	86.95%	86.79%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 warrant liability for the six months ended June 30, 2023 and the year ended December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Fair value of warrant liabilities as of beginning of year	$24,472	$3,029
Warrants issued in connection with 2022 Private Placement	—	64,664
Change in fair value	(5,760)	(43,221)
Fair value of warrant liabilities as of end of period	$18,712	$24,472

7. Restricted Cash

As of June 30, 2023 and December 31, 2022, the Company had $3.1 million in restricted cash, which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the HQ Lease (See Note 10).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ

Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of June 30, 2023 and 2022 (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$115,442	$59,064
Restricted cash, net of current portion	$3,086	3,086
Total cash, cash equivalents and restricted cash	$118,528	$62,150

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

The Company has the following minimum aggregate future loan payments as of June 30, 2023 (in thousands):

Six months ending December 31, 2023	$—
Year ending December 31, 2024	6,667
Year ending December 31, 2025	20,000
Year ending December 31, 2026	13,333
Total minimum payments	40,000
Less unamortized debt discount	(426)
Plus accumulated accretion of final fees	1,356
Less current portion
Long-term debt, net of current portion	$40,930

For the three and six months ended June 30, 2023, interest expense related to the Loan Agreement was approximately $1.3 million and $2.5 million, respectively. For three and six months ended June 30, 2022, interest expense related to the Loan Agreement was approximately $1.0 million and $2.0 million, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
External research and preclinical development	$10,707	$8,219
Employee compensation and benefits	5,037	8,529
Professional fees	1,441	1,164
Facilities and other	143	54
Accrued expenses	$17,328	$17,966

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

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 7). The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the HQ Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the HQ Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $2.1 million of the lease liability as short-term and $19.7 million of the lease liability as long-term as of June 30, 2023.

The Company elected the practical expedient provided under ASC 842 and therefore combined all lease and non-lease components when determining the right-of-use asset and lease liability for the HQ Lease.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2023 (in thousands):

Operating
Six Months ending December 31, 2023	$2,034
Year ending December 31, 2024	4,166
Year ending December 31, 2025	4,287
Year ending December 31, 2026	4,412
Year ending December 31, 2027 and beyond	14,844
Total minimum lease payments	29,743
Less imputed interest	(7,856)
Total lease liability	$21,887

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of June 30, 2023 (in thousands):

Six Months Ended June 30, 2023
Lease cost:
Operating lease cost	$1,544
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$2,014

Other information:	Six Months Ended June 30, 2023
Weighted-average remaining lease term (in years) - operating lease	6.67
Weighted-average discount rate - operating lease	9.30

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred fees of $1.8 million under this supply management agreement during both the three and six months ended June 30, 2023. The Company incurred fees of $1.8 million under this supply management agreement during both the three and six months ended June 30, 2022.

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

In the event of certain fundamental transactions involving the Company, the holders of the 2022 Warrants and 2020 Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and the 2020 Warrants at issuance was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. For the three and six months ended June 30, 2023, the Company recorded a change in fair value of $3.1 million and $5.8 million, respectively, in its condensed statement of operations for the remeasurement of the aggregate fair value of the 2022 Warrants and the 2020 Warrants as of June 30, 2023 and December 31, 2022 of $18.7 million and $24.5 million, respectively. For the three and six months ended June 30, 2022, the Company recorded a change in fair value of $0.2 million and $2.6 million, respectively, in its condensed statement of operations.

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

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 66,600 shares of common stock. As of June 30, 2023, there were no shares of Series A Preferred Stock outstanding.

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

12. Stock-Based Payments

2016 Stock Incentive Plan

The 2016 Stock Incentive Plan (the “2016 Plan”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the Company’s initial public offering (“IPO”). The 2016 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”). Any options or awards outstanding under the 2012 Plan remained outstanding and effective. The 2016 Plan was replaced by 2022 Equity Incentive Plan (the “2022 EIP”) on September 16, 2022, and no further awards may be made under the 2016 Plan.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 117,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2023, the number of shares reserved for issuance under the 2016 ESPP was increased by 202,631 shares. As of June 30, 2023, 385,718 shares remained available for future issuance under the 2016 ESPP.

Inducement Grants

During the year ended December 31, 2021, the Company granted non-statutory stock options to purchase an aggregate of 111,000 shares of the Company’s common stock. These stock options were granted outside of the 2016 Plan as an inducement material to the applicable employee’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). These stock options will vest over a four-year period, with 25% of the shares underlying each option award vesting on the one-year anniversary of the applicable employee’s employment commencement date and the remaining 75% of the shares underlying each award vesting monthly thereafter for three-years. Vesting of each option is subject to such employee’s continued service with the Company through the applicable vesting dates.

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 100,000 shares of common stock. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In January 2023, the Company's board of directors amended the 2022 Plan to increase the aggregate number of shares that can be granted by 750,000 shares of common stock of the Company. As of June 30, 2023, 698,322 shares remained available for future issuance under the 2022 Plan.

2022 Equity Incentive Plan

The 2022 EIP was adopted by the board of directors on July 14, 2022, approved by the stockholders and became effective on September 15, 2022. The 2022 EIP replaced the 2016 Plan. Any options or awards outstanding under the 2016 Plan remained outstanding and effective. Under the 2022 EIP, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. 4,737,534 shares of the Company’s common stock are reserved for issuance under the 2022 EIP. As of June 30, 2023, 801,627 shares remained available for future issuance under the 2022 EIP. Under the 2022 EIP, stock options may not be granted at less than fair value on the date of grant.

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

A summary of the status of stock options as of December 31, 2022 and June 30, 2023 and changes during the six months ended June 30, 2023 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2022	1,727,237	$39.94	5.7	$—
Granted	54,000	3.70
Exercised	—	—
Cancelled	(33,880)
Outstanding at June 30, 2023	1,747,357	$38.26	5.4	$—
Exercisable at June 30, 2023	1,125,353	$49.74	3.4	$—

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

There were no stock options exercised during the six months ended June 30, 2023. The intrinsic value of stock options exercised during the six months ended June 30, 2022 was $0.1 million.

As of June 30, 2023, there was $7.3 million of total unrecognized compensation cost related to unvested stock options granted to employees, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The Company has granted performance-based restricted stock units to management for which vesting occurs upon the achievement of certain clinical development milestones. Stock-based compensation expense associated with these performance-based restricted stock units is recognized when the achievement of the vesting conditions becomes probable. The Company did not recognize any stock-based compensation expense relating to the achievement of performance-based milestones during the six months ended June 30, 2023.

A summary of the status of restricted stock units and restricted stock awards as of December 31, 2022 and June 30, 2023 and changes during the six months ended June 30, 2023 is presented below:

	Shares
	Subject to
	Restricted Stock
	Units and	Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value
Outstanding at December 31, 2022	1,204,421	$14.68
Granted	1,354,236	4.00
Vested	(72,327)	33.26
Forfeited	(116,748)	17.17
Outstanding at June 30, 2023	2,369,582	$7.80

As of June 30, 2023, there was $13.2 million of unrecognized stock-based compensation expense related to outstanding restricted stock units and restricted stock awards, with an expected recognition period of 2.1 years.

Stock-based Compensation Expense

The fair value of each stock option granted during the three and six months ended June 30, 2023 and 2022 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average risk-free interest rate	3.93	2.95	3.93	2.12
Expected dividend yield	—	—	—	—
Expected option term (in years)	5.32	5.32	5.32	5.97
Volatility	84.44%	83.60%	84.44%	81.11%

The weighted-average grant date fair value per share of options granted in the six months ended June 30, 2023 and 2022 was $2.60 and $1.03, respectively.

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,384	$1,433	$2,650	$2,828
General and administrative	1,430	1,256	2,809	2,724
Total stock-based compensation expense	$2,814	$2,689	$5,459	$5,552

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

In addition, we are currently exploring out-licensing opportunities for SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, which we have evaluated as a single agent in patients with select solid tumors and in combination with chemotherapy in pancreatic cancer patients in a Phase 1 clinical trial. SY-5609 is also being evaluated in combination with atezolizumab, a PD-L1 inhibitor, in BRAF-mutant colorectal cancer in an arm of a Phase 1/1b clinical trial sponsored by F. Hoffmann-La Roche AG, or Roche, which is actively enrolling. We also have multiple preclinical and discovery programs in oncology, including SY-12882, our oral CDK12 inhibitor, and programs targeting the inhibition of CDK11 and WRN. We have also entered into a collaboration with Global Blood Therapeutics, Inc., or GBT, now a subsidiary of Pfizer Inc., or Pfizer, to discover, develop and commercialize novel therapies for sickle cell disease and beta thalassemia. Pfizer has elected to terminate this collaboration, and the effective date of termination is October 16, 2023. We are currently exploring out-license opportunities for our oncology discovery programs and intend to explore out-license opportunities for our sickle cell disease program.

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

SY-5609

At the American Society for Clinical Oncology Annual Meeting held in June 2023, or ASCO 2023, we presented data from the Phase 1/1b clinical trial evaluating SY-5609, our highly selective and potent inhibitor of CDK7, in patients with relapsed/refractory pancreatic ductal adenocarcinoma, or PDAC, HR+ breast cancer and other solid tumors. The Phase 1/1b trial of SY-5609 is a multi-center, open-label study, consisting of two parts: the first part is a dose escalation study, evaluating single agent SY-5609 in patients with select advanced solid tumors and in combination with fulvestrant in HR+ breast cancer, and the second part included a combination safety lead-in designed to inform a dose expansion study, evaluating the doublet regimen of SY-5609 and gemcitabine and the triplet regimen of SY-5609, gemcitabine and nab-paclitaxel in patients with PDAC in their second or third line of treatment. We are currently seeking out-licensing opportunities for the further development of SY-5609.

The data presented at ASCO 2023 demonstrated that the maximum tolerated dose, or MTD, of SY-5609 as a single-agent was 10 mg using a 7 day on/7 day off dosing schedule. For the doublet regimen, the MTD was 5 mg SY-5609 plus 1000 mg gemcitabine. A MTD was not established using the triplet cohort of SY-5609, gemcitabine and nab-paclitaxel. Each of the single-agent, doublet and the triplet regimens were generally well-tolerated with mostly low-grade events. Encouraging clinical activity was observed with SY-5609 both as a single-agent (10 mg) and in combination (4 or 5 mg plus gemcitabine). Among the three response evaluable patients with select solid tumors in the 10 mg single agent cohort, data demonstrated a 100% disease control rate, or DCR. This included one patient with PDAC who experienced a 10% tumor reduction. Of the nine response-evaluable patients treated with 4 or 5 mg of SY-5609 in combination with gemcitabine, the data demonstrated a 44% DCR (four patients). The 10 mg single-agent DCR of 100% is superior to results observed with lower doses of SY-5609 on the 7 day on/7 day off schedule and the doublet DCR of 44% is comparable to current second-line benchmarks.

Patients enrolled in the fulvestrant cohort of the study presented with advanced disease: 78.6% (11 of 14 patients) had liver metastases and were heavily pre-treated, 78.6% (11 of 14 patients) had received five or more prior therapies, 100% (14 of 14 patients) had progressed on CDK4/6 therapy, and 85.7% (12 of 14 patients) had received prior fulvestrant. The data show that the combination of SY-5609 and fulvestrant demonstrated an acceptable safety profile across a variety of dosing schedules. The adverse event profile of the combination was generally consistent with the safety profile of single agent SY-5609 or fulvestrant, with no new safety signals emerging from the combination at evaluated doses and dosing schedules. An MTD was not established. Twelve patients were evaluable for response across a range of doses and dosing schedules. Five of 12 achieved stable disease for a DCR of 42%; three of these five patients achieved target lesion regression. Three patients remained on treatment with SD for greater than six months, including patients with the TP53 mutation, prior fulvestrant exposure and/or liver disease.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2023, we recognized revenue of $2.8 million and $5.8 million, respectively, related to our collaboration with GBT. For the three and six months ended June 30, 2022, we recognized revenue of $6.3 million and $11.7 million, respectively, of which $5.7 million and $10.7 million was related to our collaboration with GBT and $0.6 million and $1.0 million was related to our collaboration with Incyte.

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

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs. Based on our current operating plans, we expect that any future research and development expenses relating to our preclinical and drug discovery programs will be reimbursed by a collaboration partner.

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Tamibarotene external costs	$14,978	$15,851	$28,334	$21,947
SY-5609 program external costs	1,025	1,387	2,343	4,057
SY-2101 program external costs	1,094	1,067	3,008	2,729
Other research and platform program external costs	2,200	3,565	3,733	7,850
Employee-related expenses, including stock-based compensation	7,252	7,845	14,779	15,131
Stock-based compensation	1,384	1,433	2,650	2,828
Facilities and other expenses	1,675	1,952	3,522	3,729
Total research and development expenses	$29,608	$33,100	$58,369	$58,271

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of our product candidates.

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

Results of Operations

Comparison of three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
Statements of Operations Data:
Revenue	$2,833	$6,276	$(3,443)	(55)%
Operating expenses:
Research and development	29,608	33,100	(3,492)	(11)%
General and administrative	7,225	6,945	280	4%
Total operating expenses	36,833	40,045	(3,212)	(8)%
Loss from operations	(34,000)	(33,769)	(231)	1%
Interest income	2,125	112	2,013	1,797%
Interest expense	(1,278)	(981)	(297)	30%
Change in fair value of warrant liabilities	(3,105)	157	(3,262)	(2,078)%
Net loss	$(36,258)	$(34,481)	$(1,777)	5%

Revenue

For the three months ended June 30, 2023, revenue was $2.8 million, all of which was attributable to our collaboration with GBT. For the three months ended June 30, 2022, revenue was $6.3 million, of which $5.7 million was attributable to our collaboration with GBT and $0.6 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense decreased by approximately $3.5 million, or 11%, from $33.1 million for the three months ended June 30, 2022 to $29.6 million for the three months ended June 30, 2023. The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022, together with the changes to those items in dollars (in thousands):

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
External research and development	$16,847	$20,782	$(3,935)	(19)%
Employee-related expenses, excluding stock-based compensation	7,252	7,845	(593)	(8)%
Stock-based compensation	1,384	1,433	(49)	(3)%
Consulting, licensing and professional fees	2,450	1,088	1,362	125%
Facilities and other expenses	1,675	1,952	(277)	(14)%
Total research and development expenses	$29,608	$33,100	$(3,492)	(11)%

The decrease in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, including the following:

•
a decrease of approximately $3.9 million, or 19%, for external research and development costs, primarily attributable to the decrease in costs associated with our discovery programs and existing clinical trials;
•
a decrease of approximately $0.6 million, or 8%, for employee-related expenses, primarily due to a reduction of headcount;
•
an increase of approximately $1.4 million, or 125%, for consulting, licensing and professional fees, primarily related to the advancement of our clinical trials of tamibarotene; and
•
a decrease of approximately $0.3 million, or 14%, for facilities and other expenses, primarily attributable to a reduction of headcount.

General and Administrative Expense

General and administrative expense increased by approximately $0.3 million, or 4%, from $6.9 million for the three months ended June 30, 2022 to $7.2 million for the three months ended June 30, 2023. The change in general and administrative expense was primarily attributable to an increase in stock-based compensation, an increase in insurance premiums and an increase in office supplies and software subscription costs.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The increase in interest income during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was due to the additional cash, cash equivalents and marketable securities received upon completion of the PIPE Financing and Merger in September 2022, and higher interest rates during the three month period ended June 30, 2023 compared to the same period in 2022.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased from the three months ended June 30, 2022 to the three months ended June 30, 2023 due to a higher interest rate during the three month period ended June 30, 2023 compared to the same period in 2022.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was a result of the remeasurement of the fair value of warrants issued in connection with the September 2022 and December 2020 private placements.

Comparison of six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
Statements of Operations Data:
Revenue	$5,787	$11,743	$(5,956)	$(51)%
Operating expenses:
Research and development	58,369	58,271	98	0%
General and administrative	14,630	13,894	736	5%
Total operating expenses	72,999	72,165	834	1%
Loss from operations	(67,212)	(60,422)	(6,790)	11%
Interest income	3,900	147	3,753	2,553%
Interest expense	(2,495)	(1,956)	(539)	28%
Change in fair value of warrant liabilities	5,760	2,604	3,156	121%
Net loss	$(60,047)	$(59,627)	$(420)	$1%

Revenue

For the six months ended June 30, 2023, revenue was $5.8 million, all of which was attributable to our collaboration with GBT. For the six months ended June 30, 2022, revenue was $11.7 million, of which $10.7 million was attributable to our collaboration with GBT and $1.0 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $0.1 million, from $58.3 million for the six months ended June 30, 2022 to $58.4 million for the six months ended June 30, 2023. The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022, together with the changes to those items in dollars (in thousands):

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
External research and development	$32,455	$33,881	$(1,426)	(4)%
Employee-related expenses, excluding stock-based compensation	14,779	15,131	(352)	(2)%
Stock-based compensation	2,650	2,828	(178)	(6)%
Consulting, licensing and professional fees	4,963	2,702	2,261	84%
Facilities and other expenses	3,522	3,729	(207)	(6)%
Total research and development expenses	$58,369	$58,271	$98	0%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, including the following:

•
a decrease of approximately$1.4 million, or 4%, for external research and development costs, primarily attributable to the decreases in costs associated with our discovery programs and the clinical trial of SY-5609, partially offset by increases in cost associated with our existing clinical trials of tamibarotene; and
•
an increase of approximately $2.3 million, or 84%, for consulting, licensing and professional fees, primarily related to the advancement of our clinical trials of tamibarotene.

General and Administrative Expense

General and administrative expense increased by approximately $0.7 million, or 5%, from $13.9 million for the six months ended June 30, 2022 to $14.6 million for the six months ended June 30, 2023. The change in general and administrative expense was primarily attributable to an increase in recruiting fees, an increase in insurance premiums and an increase in office supplies costs.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The increase in interest income during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was due to the additional cash, cash equivalents and marketable securities received upon completion of the PIPE Financing and Merger in September 2022, and higher interest rate during the six months ended June 30, 2023 compared to the same period in 2022.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased from the six months ended June 30, 2022 to the six months ended June 30, 2023 due to a higher interest rate during the six months ended June 30, 2023 compared to the same period in 2022.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was a result of the remeasurement of the fair value of warrants issued in connection with the September 2022 and December 2020 private placements.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through June 30, 2023, primarily through the issuance of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

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

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. On July 3, 2022, we entered into an amendment, or the Loan Amendment, to the Loan Agreement with Oxford. Pursuant to the Loan Amendment, Oxford has agreed to modify the Loan Agreement in order to, among other things, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026. As of June 30, 2023, $20.0 million remains available under the Loan Agreement at the sole discretion of Oxford.

On April 6, 2023, we filed a universal shelf registration statement on Form S-3, or the 2023 Registration Statement, with the SEC to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The 2023 Registration Statement was declared effective on April 28, 2023. Further, in April 2023, we entered into an at-the-market sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to the 2023 Registration Statement.

Upon entry into the 2023 sales agreement, we terminated our prior at-the-market program pursuant to the original sales agreement dated July 12, 2020. At the time of such termination, the entire $75.0 million available under such agreement remained unsold.

As of June 30, 2023, $250.0 million of securities remained available for future issuance under the 2023 Registration Statement.

As of June 30, 2023, $50.0 million of our common stock remained available for future issuance under the sales agreement with Cowen.

As of June 30, 2023, we had cash, cash equivalents and marketable securities of approximately $144.0 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(59,287)	$(56,195)
Investing activities	7,175	23,272
Financing activities	87	(315)
Net decrease in cash, cash equivalents and restricted cash	$(52,025)	$(33,238)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $59.3 million during the six months ended June 30, 2023 compared to $56.2 million for the six months ended June 30, 2022. The increase in net cash used in operating activities during the six months ended June 30, 2023 was primarily due to an increase of loss from operations of $6.8 million, partially offset by a decrease in the change of net operating assets of $2.1 million during the six months ended June 30, 2023.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $7.2 million during the six months ended June 30, 2023 compared to net cash provided by investing activities of $23.3 million during the six months ended June 30, 2022. The net cash provided by investing activities was primarily due to the maturity of marketable securities of $58.4 million, partially offset by the purchases of marketable securities of $51.0 million, and the purchase of $0.2 million of property and equipment during the six months ended June 30, 2023. The net cash provided by investing activities was due to the maturity of $23.5 million of marketable securities, partially offset by the purchase of $0.2 million of property and equipment during the six months ended June 30, 2022.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.1 million during the six months ended June 30, 2023 compared to the net cash used in financing activities of $0.3 million for the six months ended June 30, 2022. Cash provided by financing activities for the six months ended June 30, 2023 was primarily due to the proceeds from issuance of our common stock pursuant to our employee stock purchase plan. In comparison, cash used in financing activities for the six months ended June 30, 2022 was primarily due to $0.3 million of issuance costs related to the Merger and PIPE Financing, $0.1 million of payments made under our financing lease, offset by $0.1 million of proceeds from issuance of shares of our common stock pursuant to our employee stock purchase plan.

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

We believe that our cash, cash equivalents and marketable securities as of June 30, 2023, will enable us to fund our planned operating expense and capital expenditure requirements into 2025. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2023, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2023 and 2022.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 10-K. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 2022 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding to execute our operating plan, and if we are unable to raise capital, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting clinical trials, is a time consuming, expensive and uncertain process. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2023 will enable us to fund our planned operating expense and capital expenditure requirements into 2025. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of all of our product candidates.

Our future funding requirements will depend on many factors, including those discussed in our 2022 10-K under “We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability.” Our future funding requirements may also depend on:

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

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In this regard, we are seeking out-licensing opportunities for the clinical development of SY-5609, we are seeking to out-license our oncology discovery programs, and we intend to seek to out-license our sickle cell disease program following the termination of our collaboration with Pfizer. However, we cannot provide assurance that these transactions will be consummated, or that sufficient additional capital to support the further development of these programs can be obtained or will be obtained on favorable terms.

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

In addition, we are aware of selective CDK7 inhibitors being developed in clinical trials by Carrick Therapeutics Ltd., Exelixis, Inc., Qurient Co. Ltd. and a collaboration between Exscientia Ltd. and GT Apeiron Therapeutics Ltd., as well as other selective CDK7 inhibitor programs that we believe are in preclinical development from Yungjin Pharma Co., Ltd., The Translational Genomics Research Institute, Applied Pharmaceutical Science, Inc., Kirilys Therapeutics, Inc., TYK Medicines, Inc., and Evopoint Biosciences Co., Ltd. focused on developing novel cyclin-dependent kinase, or CDK, inhibitors, including selective CDK7 inhibitors. SY-5609 may face competition from these CDK7 inhibitors. There is also significant competition from products with mechanisms other than CDK7 inhibition in pancreatic cancer and BRAF-mutant colorectal cancer, the disease areas where we have focused our development of SY-5609.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us. For example, Pfizer, as successor to GBT, exercised its right to terminate our collaboration agreement effective October 16, 2023. While we intend to seek to out-license our sickle-cell disease program following the termination of this collaboration agreement, we may not succeed in doing so on commercially reasonable terms.

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

10.1

Sales Agreement, dated April 6, 2023, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-271160) filed on April 6, 2023).

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

Syros Pharmaceuticals, Inc.

Date: August 8, 2023	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer (Principal Financial Officer)