Form 10-Q
period 2023-09-30
Syros Pharmaceuticals, Inc.
filed 2023-11-14
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on November 10, 2023: 21,067,071

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

These forward‑looking statements include, among other things, statements about:

•
our plans to initiate and expand clinical trials of tamibarotene and our expectations for the timing, quantity and quality of information to be reported from our clinical trials of tamibarotene;
•
our planned clinical trials for tamibarotene or for any other product candidates, whether conducted by us or by any collaborators, including the timing of these trials and of the anticipated results;
•
our ability to replicate in any clinical trial of a product candidate the results we observed in preclinical or earlier clinical studies of such product candidate;
•
our plans to research, develop, seek approval for, manufacture and commercialize tamibarotene or any future product candidates;
•
our plans to develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with tamibarotene or any future product candidates;
•
our ability to enter into, and the terms and timing of, any collaborations, license agreements, or other arrangements;
•
our plans related to the potential to further develop SY-2101 in the future subject to additional capital availability;
•
the potential benefits of any collaboration;
•
developments relating to our competitors and our industry;
•
the impact of government laws and regulations;
•
the timing of and our ability to file new drug applications and obtain and maintain regulatory approvals for tamibarotene or any future product candidates;
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

This report also includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for tamibarotene or any future product candidate include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$112,219	$167,467
Marketable securities	—	34,837
Unbilled receivable	1,665	1,694
Prepaid expenses and other current assets	8,631	7,394
Total current assets	122,515	211,392
Property and equipment, net	7,614	11,353
Other long-term assets	2,113	5,348
Restricted cash	3,086	3,086
Right-of-use asset – operating lease	12,464	13,231
Right-of-use assets – financing leases	3	76
Total assets	$147,795	$244,486
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,855	$6,411
Accrued expenses	21,489	17,966
Deferred revenue, current portion	139	4,330
Financing lease obligations, current portion	3	65
Operating lease obligation, current portion	2,241	2,006
Debt, current portion	1,667	—
Total current liabilities	28,394	30,778
Operating lease obligation, net of current portion	19,144	20,851
Warrant liabilities	24,549	24,472
Debt, net of debt discount, long term	39,406	40,649
Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 70,000,000 and 70,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 20,720,447 and 20,263,116 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	21	20
Additional paid-in capital	694,704	685,847
Accumulated other comprehensive income	—	102
Accumulated deficit	(658,423)	(558,233)
Total stockholders' equity	36,302	127,736
Total liabilities and stockholders' equity	$147,795	$244,486

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$3,762	$3,891	$9,550	$15,634
Operating expenses:
Research and development	28,280	25,759	86,650	84,030
General and administrative	7,764	8,076	22,394	21,970
Transaction related expenses	—	9,510	—	9,510
Restructuring (Note 13)	2,354	—	2,354	—
Total operating expenses	38,398	43,345	111,398	115,510
Loss from operations	(34,636)	(39,454)	(101,848)	(99,876)
Interest income	1,633	392	5,533	539
Interest expense	(1,303)	(1,051)	(3,798)	(3,008)
Change in fair value of warrant liabilities	(5,837)	9,860	(77)	12,465
Net loss applicable to common stockholders	$(40,143)	$(30,253)	$(100,190)	$(89,880)
Net loss per share applicable to common stockholders - basic and diluted	$(1.43)	$(3.21)	$(3.59)	$(11.93)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	27,990,558	9,417,069	27,915,951	7,536,149

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(40,143)	$(30,253)	$(100,190)	$(89,880)
Other comprehensive (loss) gain:
Unrealized holding (loss) gain on marketable securities, net of tax	(49)	87	(102)	(147)
Comprehensive loss	$(40,192)	$(30,166)	$(100,292)	$(90,027)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2023 and 2022

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at June 30, 2022	6,298,898	$7	$554,531	$(313)	$(523,206)	$31,019
Vesting of restricted stock units	4,137	—	—	—	—	—
Stock-based compensation expense	—	—	2,955	—	—	2,955
Issuance of shares in private placement, net of issuance cost of $5,068	6,387,173	6	60,106	—	—	60,112
Issuance of shares in merger, net of issuance cost of $3,136	7,546,014	7	65,325	—	—	65,332
Redemption of fractional shares due to reverse stock split	(10,870)	—	(81)	—	—	(81)
Other comprehensive gain	—	—	—	87	—	87
Net loss	—	—	—	—	(30,253)	(30,253)
Balance at September 30, 2022	20,225,352	$20	$682,836	$(226)	$(553,459)	$129,171

Balance at June 30, 2023	20,708,356	$20	$691,450	$49	$(618,280)	$73,239
Vesting of restricted stock units	12,091	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,255	—	—	3,255
Other comprehensive loss	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(40,143)	(40,143)
Balance at September 30, 2023	20,720,447	$21	$694,704	$—	$(658,423)	$36,302

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2023 and 2022

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	6,202,403	$6	$548,870	$(79)	$(463,579)	$85,218
Exercise of stock options	3,770	—	1	—	—	1
Vesting of restricted stock units	83,569	1	—	—	—	1
Issuance of shares under Employee Stock Purchase Plan	13,293	—	108	—	—	108
Stock-based compensation expense	—	—	8,507	—	—	8,507
Issuance of shares in private placement, net of issuance cost of $5,068	6,387,173	6	60,106	—	—	60,112
Issuance of shares in merger, net of issuance cost of $3,136	7,546,014	7	65,325	—	—	65,332
Redemption of fractional shares due to reverse stock split	(10,870)		(81)			(81)
Other comprehensive loss	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	(89,880)	(89,880)
Balance at September 30, 2022	20,225,352	$20	$682,836	$(226)	$(553,459)	$129,171

Balance at December 31, 2022	20,263,116	20	685,847	102	(558,233)	127,736
Vesting of restricted stock units	132,418	1	(1)	—	—	—
Exercise of prefunded warrants	246,831	—	—	—	—	—
Issuance of restricted stock awards	24,000	—	—			—
Issuance of shares under Employee Stock Purchase Plan	54,082	—	144	—	—	144
Stock-based compensation expense	—	—	8,714	—	—	8,714
Other comprehensive loss	—	—	—	(102)	—	(102)
Net loss				—	(100,190)	(100,190)
Balance at September 30, 2023	20,720,447	21	694,704	—	(658,423)	36,302

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(100,190)	$(89,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,900	2,001
Impairment	373
Non-cash lease expense	73	196
Transaction costs allocated to warrants issued in connection with private placement	—	5,015
Stock-based compensation expense	8,714	8,507
Change in fair value of warrant liabilities	77	(12,465)
Net amortization of premiums and discounts on marketable securities	(1,314)	198
Amortization of debt-discount and accretion of deferred debt costs	424	557
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	463	(1,466)
Unbilled receivable	29	1,208
Other long-term assets	3,235	(726)
Accounts payable	(3,556)	323
Accrued expenses	3,523	3,727
Deferred revenue	(4,191)	(8,556)
Operating lease liabilities	(705)	(621)
Net cash used in operating activities	(91,145)	(91,982)
Investing activities
Purchases of property and equipment	(234)	(567)
Purchases of marketable securities	(50,968)
Maturities of marketable securities	87,017	30,031
Net cash provided by investing activities	35,815	29,464
Financing activities
Payments on financing lease obligations	(62)	(216)
Proceeds from the issuance of common stock through employee stock purchase plan	144	109
Proceeds from the issuance of common stock through exercise of stock options	—	1
Payment to creditor related to debt modification	—	(300)
Cash and cash equivalents acquired in connection with merger, net of issuance costs paid	—	14,166
Proceeds from issuance of common stock and accompanying warrants and pre-funded warrants in private placement, net of issuance costs	—	128,069
Redemption of fractional shares due to the reverse stock split	—	(81)
Net cash provided by financing activities	82	141,748
Net (decrease) increase in cash, cash equivalents and restricted cash	(55,248)	79,230
Cash, cash equivalents and restricted cash (See reconciliation in Note 7)
Beginning of period	170,553	95,388
End of period	115,305	$174,618
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,323	$2,417
Non-cash investing and financing activities:
Property and equipment received but unpaid as of period end	$—	$678
Offering costs incurred but unpaid as of period end	$—	$10,746

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

The Company is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals; risks inherent in the development and commercialization of medicines to treat human disease; competition from other companies, many of which are larger and better capitalized; risks relating to obtaining and maintaining necessary intellectual property protection; and the need to obtain adequate additional financing to fund the development of tamibarotene and any of its other product candidates. If the Company is unable to raise capital when needed or on favorable terms, it would be forced to delay, reduce, eliminate or out-license certain of its research and development programs or future commercialization rights to its product candidates.

The Company has incurred significant net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. As of September 30, 2023, the Company had cash and cash equivalents of $112.2 million and an accumulated deficit of $658.4 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.

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

On April 6, 2023, the Company filed a universal shelf registration statement on Form S-3, or the 2023 Registration Statement, with the SEC to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The 2023 Registration Statement was declared effective on April 28, 2023. Further, in April 2023, the Company entered into an at-the-market sales agreement with Cowen pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to the 2023 Registration Statement.

On October 2, 2023, the Company announced a strategic realignment to prioritize key development and pre-launch activities to advance tamibarotene for the treatment of newly diagnosed higher-risk myelodysplastic syndrome and newly diagnosed acute myeloid leukemia. The Company will stop further investment in the clinical development of SY-2101 (oral arsenic trioxide) for the treatment of newly diagnosed acute promyelocytic leukemia, as well as in the Company’s preclinical and discovery-stage programs. In connection with these decisions, the Company instituted certain expense reduction measures (the “Restructuring”), including a reduction of approximately 35% of the Company’s employee base (excluding members of the Company’s drug discovery organization whose employment ended concurrently with the termination, effective October 16, 2023, of its collaboration with Pfizer, Inc. related to the discovery, development and commercialization of novel therapies for sickle cell disease and beta thalassemia (the “Pfizer Agreement Termination”). The Restructuring, which is explained in more detail in Note 13, is expected to be complete by the end of 2023.

Based on its current operating plan, the Company’s management believes that as of September 30, 2023, the Company will meet its liquidity requirements for a period of at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and statements of cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

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

Asset Held for Sale

An asset is considered to be held for sale when all of the following criteria are met: (i) management commits to a plan to sell the asset; (ii) it is unlikely that the disposal plan will be significantly modified or discontinued; (iii) the asset is available for immediate sale in its present condition; (iv) actions required to complete the sale of the asset have been initiated; (v) sale of the asset is probable and the completed sale is expected to occur within one year; and (vi) the asset is actively being marketed for sale at a price that is reasonable given its current market value.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the carrying values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying values of the assets exceed their fair value.

A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. A long-lived asset is not depreciated or amortized while it is classified as held for sale, and an impairment loss would be recognized to the extent the carrying amount exceeds the asset's fair value less cost to sell.

In connection with the Restructuring, the Company entered into an exclusive auction agreement in October 2023 to sell all of its laboratory equipment by public auction. The Company concluded that the assets met the held for sale criteria and has written the assets down to their fair value less cost to sell of $1.7 million which resulted in an impairment charge of $0.4 million. These assets held for sale are recorded in prepaid and other current assets in the Company's condensed consolidated balance sheet as of September 30, 2023.

Revenue Recognition

To date, the Company’s only revenue has consisted of collaboration and license revenue. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future.

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

As of September 30, 2023, 100,000 pre-funded warrants to purchase common stock issued in connection with the December 2020 private placement (the “2020 Pre-Funded Warrants”) (refer to Note 11), and 7,279,819 2022 Pre-Funded Warrants issued in connection with the September 2022 private placement (refer to Note 11) were included in the basic and diluted net loss per share calculation. As of September 30, 2022, the 2020 Pre-Funded Warrants were included in the basic and diluted net loss per share calculation.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Stock options	1,746,177	1,547,190
Unvested restricted stock units	2,417,891	521,316
Warrants*	14,142,298	14,354,007
Total	18,306,366	16,422,513

* As of September 30, 2023 , this is comprised of 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Company’s loan agreement in February 2020 (refer to Note 8), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 8), 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 11), 13,813,912 warrants to purchase common stock issued in connection with the private placement in September 2022 (refer to Note 11), and 41,085 warrants to purchase common stock that were issued upon the assumption and conversion of Tyme warrants in connection with the Merger (refer to Note 3). As of September 30, 2022, this is comprised of 211,709 warrants to purchase common stock issued in connection with the Company’s April 2019 financing (refer to Note 11), 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Company’s loan agreement in February 2020 (refer to Note 8), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 8), 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 11), 13,813,912 warrants to purchase common stock issued in connection with the private placement in September 2022 (refer to Note 11), and 41,085 warrants to purchase common stock that were issued upon the assumption and conversion of Tyme warrants in connection with the Merger (refer to Note 3).

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

4. Collaboration and Research Arrangements

Collaboration with Global Blood Therapeutics

On December 17, 2019, the Company entered into a license and collaboration agreement (the “GBT Collaboration Agreement”) with Global Blood Therapeutics, Inc. (“GBT”), now a subsidiary of Pfizer Inc., pursuant to which the parties agreed to a research collaboration to discover novel targets that induce fetal hemoglobin in order to develop new small molecule treatments for sickle cell disease and beta thalassemia. The research term (the “Research Term”) was for an initial period of three years and could be extended for up to two additional one-year terms upon mutual agreement. In November 2022, the Company and GBT agreed to extend the Research Term for an additional one-year period. Pfizer, as successor to GBT, elected to exercise its right to terminate the GBT Collaboration Agreement, effective October 16, 2023.

Pursuant to the terms of the GBT Collaboration Agreement, GBT paid the Company an upfront payment of $20.0 million. GBT also agreed to reimburse the Company for full-time employee and out-of-pocket costs and expenses incurred by the Company in accordance with the agreed-upon research budget, which was anticipated to total approximately $40.0 million over the initial Research Term.

The Company granted to GBT an option (the “Option”) to obtain an exclusive, worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of the Company arising from the collaboration to develop, manufacture and commercialize any compounds or products resulting from the collaboration. This Option terminated simultaneously with the effective date of termination of the GBT Collaboration Agreement, and the Company is no longer eligible to receive any milestone or royalty-based payments from GBT.

GBT Collaboration Revenue

The Company analyzed the GBT Collaboration Agreement and concluded that it represented a contract with a customer within the scope of ASC 606.

The Company identified a single performance obligation, which included a (i) non-exclusive research license that GBT had access to during the initial Research Term and (ii) research and development services provided during the initial Research Term. The GBT Collaboration Agreement includes the Option. The Option did not provide a material right to GBT that it would receive without entering into the GBT Collaboration Agreement, principally because the Option exercise fee was at least equal to the standalone selling price for the underlying goods. The non-exclusive research license was not distinct as GBT could not benefit from the license without the research and development services that were separately identifiable in the contract. The non-exclusive research license only allowed GBT to evaluate the candidate compounds developed under the research plan or to conduct work allocated to it during the

Research Term. GBT could not extract any benefit from the non-exclusive research license without the research and development services performed by the Company, including the provision of data package information. As such, these two promises are inputs to a combined output (the delivery of data package allowing GBT to make an Option exercise decision) and are bundled into a single performance obligation (the non-exclusive research license and research and development service performance obligation).

At inception, the total transaction price was determined to be approximately $60.0 million, which consisted of a $20.0 million upfront non-refundable and non-creditable technology access fee and approximately $40.0 million in reimbursable costs for employee and external research and development expenses. The GBT Collaboration Agreement also provided for development and regulatory milestones which were only payable subsequent to the exercise of the Option, and therefore were excluded from the transaction price at inception. As of September 30, 2023, the transaction price was estimated at $54.6 million, which reflects a reduction in the initial estimate of $60.0 million due to a lower reimbursable cost incurred and the termination of the GBT Collaboration Agreement that became effective on October 16, 2023, partially offset by additional consideration of $7.1 million related to the one year extension of the Research Term. The Company accounted for the contract amendment as if it were part of the existing contract, since the remaining goods and services are not distinct, and form part of a single performance obligation that was partially satisfied at the date of the amendment.

ASC 606 requires an entity to recognize revenue only when it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer obtains control. As the non-exclusive research license and research and development services represent one performance obligation, the Company has determined that it would satisfy its performance obligation over a period of time as services are performed and GBT receives the benefit of the services, as the overall purpose of the arrangement is for the Company to perform the services. The Company will recognize revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs during this time and is the best measure of progress towards satisfying the performance obligation.

During the three and nine months ended September 30, 2023, the Company recognized revenue of $3.8 million and $9.5 million, respectively, under the GBT Collaboration Agreement. During the three and nine months ended September 30, 2022, the Company recognized revenue of $3.7 million and $14.4 million, respectively, under the GBT Collaboration Agreement. As of September 30, 2023, the Company had deferred revenue outstanding under the GBT Collaboration Agreement of approximately $0.1 million, all of which is classified as deferred revenue, current portion on the Company’s condensed consolidated balance sheets.

Agreements with Incyte Corporation

In January 2018, the Company and Incyte entered into a Target Discovery, Research Collaboration and Option Agreement (the “Incyte Collaboration Agreement”). The Incyte Collaboration Agreement was amended in November 2019. Under the terms of the Incyte Collaboration Agreement, Incyte paid the Company $10.0 million in up-front consideration, consisting of $2.5 million in cash and $7.5 million in pre-paid research funding (the “Prepaid Research Amount”). On August 9, 2023, Incyte elected to terminate the Incyte Collaboration Agreement.

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

The Company identified a single performance obligation which included (i) a research license that Incyte retained as long as there remained an unexercised option (the “Research License”), and (ii) research and development services provided during the research term. The Incyte Collaboration Agreement included options to (x) obtain additional time to exercise the license options for certain targets designated as definitive validation targets, and (y)

obtain license rights to each validated target, both of which were not considered by the Company’s management to be material rights, and therefore not performance obligations, at inception.

The total transaction price following the November 2019 amendment was $12.8 million, consisting of a $2.5 million upfront non-refundable and non-creditable payment, the $7.5 million Prepaid Research Amount, $2.3 million in premium paid on the equity investment made pursuant the Stock Purchase Agreement, and $0.5 million of additional consideration. The Company accounted for the contract amendment as a modification as if it were part of the existing contract as the remaining goods and services are not distinct, and therefore form part of a single performance obligation that was partially satisfied at the date of the amendment.

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

The Company did not recognize any revenue under the Incyte Collaboration Agreement during the three and nine months ended September 30, 2023. For three and nine months ended September 30, 2022, the Company recognized revenue of $0.2 million and $1.2 million, respectively, under the Incyte Collaboration Agreement.

The following table presents the changes in contract liabilities for the nine months ended September 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at September 30, 2023
Contract liabilities:
Deferred revenue - GBT	$4,330	$173	$4,364	$139
Total contract liabilities	$4,330	$173	$4,364	$139

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

Cash, cash equivalents and marketable securities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

		Unrealized	Unrealized	Fair
September 30, 2023	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$112,219	$—	$—	$112,219
Total:	$112,219	$—	$—	$112,219

		Unrealized	Unrealized	Fair
December 31, 2022	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$167,467	$—	$—	$167,467
Marketable securities:
Corporate debt securities - due in one year or less	22,257	116	(53)	22,320
Commercial paper	2,491	—	—	2,491
Municipal bonds	5,987	51	—	6,038
US Treasury obligation - due in one year or less	4,000	—	(12)	3,988
Total	$202,202	$167	$(65)	$202,304

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the nine months ended September 30, 2023 and 2022, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of September 30, 2023, the Company had no investments in marketable securities.

6. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$112,219	$112,219	$—	$—
Total:	$112,219	$112,219	$—	$—
Liabilities:
Warrant liabilities	$24,549	$—	$—	$24,549
Total	$24,549	$—	$—	$24,549

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$167,467	$167,467	$—	$—
Marketable securities:
Corporate debt securities - due in one year or less	22,320	—	22,320	—
Commercial paper	2,491	—	2,491	—
Municipal bonds	6,038	—	6,038	—
US Treasury obligation - due in one year or less	3,988	3,988	—	—
Total	$202,304	$171,455	$30,849	$—
Liabilities:
Warrant liabilities	$24,472	$—	$—	$24,472
Total	$24,472	$—	$—	$24,472

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Warrants is as follows:

	September 30, 2023	December 31, 2022
Stock price	$3.95	$3.59
Average risk-free interest rate	4.71%	4.02%
Average expected life (in years)	3.92	4.67
Average expected volatility	85.96%	86.79%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 warrant liability for the nine months ended September 30, 2023 and the year ended December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Fair value of warrant liabilities as of beginning of year	$24,472	$3,029
Warrants issued in connection with 2022 Private Placement	—	64,664
Change in fair value	77	(43,221)
Fair value of warrant liabilities as of end of period	$24,549	$24,472

7. Restricted Cash

As of September 30, 2023 and December 31, 2022, the Company had $3.1 million in restricted cash, which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the HQ Lease (See Note 10).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ Lease. The Company will have the right, under certain conditions, to reduce the amount of the letter of credit to $2.1 million in October 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$112,219	$171,532
Restricted cash, net of current portion	$3,086	3,086
Total cash, cash equivalents and restricted cash	$115,305	$174,618

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

The Company has the following minimum aggregate future loan payments as of September 30, 2023 (in thousands):

Three months ending December 31, 2023	$—
Year ending December 31, 2024	6,667
Year ending December 31, 2025	20,000
Year ending December 31, 2026	13,333
Total minimum payments	40,000
Less unamortized debt discount	(381)
Plus accumulated accretion of final fees	1,454
Less current portion	(1,667)
Long-term debt, net of current portion	$39,406

For the three and nine months ended September 30, 2023, interest expense related to the Loan Agreement was approximately $1.3 million and $3.7 million, respectively. For three and nine months ended September 30, 2022, interest expense related to the Loan Agreement was approximately $1.0 million and $3.0 million, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
External research and preclinical development	$11,643	$8,219
Employee compensation and benefits (Note 13)	7,941	8,529
Professional fees	1,300	1,164
Facilities and other	605	54
Accrued expenses	$21,489	$17,966

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

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 7). The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the HQ Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the HQ Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $2.2 million of the lease liability as short-term and $19.1 million of the lease liability as long-term as of September 30, 2023.

The Company elected the practical expedient provided under ASC 842 and therefore combined all lease and non-lease components when determining the right-of-use asset and lease liability for the HQ Lease.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2023 (in thousands):

Operating

Three Months ending December 31, 2023	$1,027
Year ending December 31, 2024	4,166
Year ending December 31, 2025	4,287
Year ending December 31, 2026	4,412
Year ending December 31, 2027 and beyond	14,844
Total minimum lease payments	28,736
Less imputed interest	(7,351)
Total lease liability	$21,385

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of September 30, 2023 (in thousands):

Nine Months Ended September 30, 2023
Lease cost:
Operating lease cost	$2,316
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$3,021

Other information:	Nine Months Ended September 30, 2023
Weighted-average remaining lease term (in years) - operating lease	6.67
Weighted-average discount rate - operating lease	9.30

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

License Agreement

TMRC Co. Ltd.

In September 2015, the Company entered into an exclusive license agreement with TMRC Co. Ltd. ("TMRC") to develop and commercialize tamibarotene in North America and Europe for the treatment of cancer. This agreement was amended and restated in April 2016, and further amended in January 2021 to expand the territory under which the Company is licensed to include Central and South America, Australia, Israel and Russia.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred fees of $1.8 million under this supply management agreement during both the three and nine months ended September 30, 2023. The Company incurred fees of $1.8 million under this supply management agreement during both the three and nine months ended September 30, 2022.

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

The holders of 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and the 2020 Warrants at issuance was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. For the three and nine months ended September 30, 2023, the Company recorded a change in fair value of $5.8 million and $0.1 million, respectively, in its condensed statement of operations for the remeasurement of the aggregate fair value of the 2022 Warrants and the 2020 Warrants as of September 30, 2023 and December 31, 2022 of $24.6 million and $24.5 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded a change in fair value of $9.9 million and $12.5 million, respectively, in its condensed statement of operations.

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

In November 2019, all 666 shares of Series A Preferred Stock were converted by the holder into 66,600 shares of common stock. As of September 30, 2023, there were no shares of Series A Preferred Stock outstanding.

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

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 117,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2023, the number of shares reserved for issuance under the

2016 ESPP was increased by 202,631 shares. As of September 30, 2023, 385,718 shares remained available for future issuance under the 2016 ESPP.

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

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 100,000 shares of common stock. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In January 2023, the Company's board of directors amended the 2022 Plan to increase the aggregate number of shares that can be granted by 750,000 shares of common stock of the Company. As of September 30, 2023, 661,622 shares remained available for future issuance under the 2022 Plan.

2022 Equity Incentive Plan

The 2022 EIP was adopted by the board of directors on July 14, 2022, approved by the stockholders and became effective on September 15, 2022. The 2022 EIP replaced the 2016 Plan. Any options or awards outstanding under the 2016 Plan remained outstanding and effective. Under the 2022 EIP, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. 4,737,534 shares of the Company’s common stock are reserved for issuance under the 2022 EIP. As of September 30, 2023, 731,107 shares remained available for future issuance under the 2022 EIP. Under the 2022 EIP, stock options may not be granted at less than fair value on the date of grant.

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

A summary of the status of stock options as of December 31, 2022 and September 30, 2023 and changes during the nine months ended September 30, 2023 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2022	1,727,237	$39.94	5.7	$—
Granted	54,000	3.70
Cancelled	(35,060)
Outstanding at September 30, 2023	1,746,177	$38.22	5.2	$13,880
Exercisable at September 30, 2023	1,155,463	$49.51	3.2	$380

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

There were no stock options exercised during the nine months ended September 30, 2023. The intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $0.1 million.

As of September 30, 2023, there was $6.2 million of total unrecognized compensation cost related to unvested stock options granted to employees, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units and Restricted Stock Awards

From time to time, upon approval by the Company’s board of directors, certain employees have been granted restricted stock units with time-based vesting criteria. The majority of these restricted stock units vest annually over a three-year or four-year term. In addition, pursuant to the Company's director compensation policy, members of the Company's board of directors have been granted, at their election, either restricted stock units or restricted stock awards, which awards vest annually over a three-year term with 33.33% vesting on each anniversary of the grant date. The fair value of restricted stock units and restricted stock awards are calculated based on the closing sale price of the Company’s common stock on the date of grant.

The Company has granted performance-based restricted stock units to management for which vesting occurs upon the achievement of certain clinical development milestones. Stock-based compensation expense associated with these performance-based restricted stock units is recognized when the achievement of the vesting conditions becomes probable. The Company did not recognize any stock-based compensation expense relating to the achievement of performance-based milestones during the nine months ended September 30, 2023.

A summary of the status of restricted stock units and restricted stock awards as of December 31, 2022 and September 30, 2023 and changes during the nine months ended September 30, 2023 is presented below:

	Shares
	Subject to
	Restricted Stock
	Units and	Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value
Outstanding at December 31, 2022	1,204,421	$14.68
Granted	1,462,636	3.99
Vested	(84,418)	32.02
Forfeited	(116,748)	17.17
Outstanding at September 30, 2023	2,465,891	$7.54

As of September 30, 2023, there was $11.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock units and restricted stock awards, with an expected recognition period of 1.9 years.

Stock-based Compensation Expense

There were no stock options granted during the three months ended September 30, 2023. The fair value of each stock option granted during the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2023	2022
Weighted-average risk-free interest rate	3.60%	3.93%	2.85%
Expected option term (in years)	5.79	5.32	5.88
Volatility	83.27%	84.44%	82.18%

The weighted-average grant date fair value per share of options granted in the nine months ended September 30, 2023 and 2022 was $2.60 and $7.82, respectively.

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,586	$1,496	$4,236	$4,324
General and administrative	1,501	1,459	4,310	4,183
Restructuring	168	—	168	—
Total stock-based compensation expense	$3,255	$2,955	$8,714	$8,507

Due to an operating loss, the Company does not record tax benefits associated with stock‑based compensation or option exercises. Tax benefits will be recorded when realized.

13. Restructuring

As a result of the Restructuring, the Company incurred $2.4 million in costs for the three and nine months ended September 30, 2023. Restructuring costs were comprised of $2.0 million of severance, post employment benefits, stock-based compensation and outplacement services, and $0.4 million of asset impairment charges related to the laboratory equipment that is classified as assets held for sale.

As of September 30, 2023, $1.8 million of Restructuring costs remain unpaid and are included in the accrued expenses in the Company's condensed consolidated balance sheet. The accrued Restructuring costs are expected to be paid by the end of 2023.

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

Overview

We are a biopharmaceutical company committed to developing new standards of care for the frontline treatment of patients with hematologic malignancies. Driven by the motivation to help patients with blood disorders that have largely eluded other targeted approaches, we are advancing tamibarotene, a selective retinoic acid receptor alpha, or RARα, agonist for which we are conducting SELECT-MDS-1, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in a genomically defined subset of patients with higher-risk myelodysplastic syndrome, or HR-MDS, and for which we are conducting SELECT-AML-1, a randomized Phase 2 clinical trial evaluating tamibarotene in combination with venetoclax and azacitidine in a genomically defined subset of newly diagnosed patients with acute myeloid leukemia, or AML, who are not suitable candidates for standard intensive chemotherapy.

Our pipeline also includes SY-2101, a novel oral form of arsenic trioxide, or ATO, which we were previously evaluating in a dose confirmation study in patients with newly diagnosed low-risk acute promyelocytic leukemia, or APL. In October 2023, we announced a strategic realignment to prioritize key development and pre-launch activities to advance SELECT-MDS-1 and SELECT-AML-1. We have stopped further investment in the clinical development of SY-2101, as well as in our preclinical and discovery-stage programs. We may in the future pursue further development of SY-2101 subject to additional capital availability. In addition, we are currently exploring out-licensing opportunities for SY-5609, a highly selective and potent oral inhibitor of cyclin-dependent kinase 7, or CDK7, which we have evaluated as a single agent in patients with select solid tumors and in combination with chemotherapy in pancreatic cancer patients in a Phase 1 clinical trial.

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

Based on these data and our assessment of ongoing areas of high unmet need, we advanced tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in newly diagnosed HR-MDS patients with RARA overexpression, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and we believe that approximately 50% of HR-MDS patients overexpress RARA. We believe that approximately 21,000 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total addressable market opportunity for MDS patients of all risk groups to grow to approximately $3.3 billion by 2026. The SELECT-MDS-1 trial is evaluating newly diagnosed HR-MDS patients with RARA overexpression in a double-blind placebo-controlled study design, randomized 2:1 to receive tamibarotene in combination with azacitidine, or placebo in combination with azacitidine, respectively. The primary efficacy endpoint is based on 190 patients to provide over 90% power to detect a difference in CR rates between the experimental and control arms with a one-sided alpha of 0.025. In recent communications, the United States Food and Drug Administration, or FDA, has continued to support the use of the CR rate as an acceptable efficacy endpoint for either full or accelerated approval for treatment of newly diagnosed HR-MDS with supporting data on durability of remission. Informed by feedback from the FDA, we amended the SELECT-MDS-1 clinical trial protocol in March 2023 to include a total of approximately 550 patients to enable us to assess overall survival, or OS, as a key secondary endpoint, which could allow the trial to serve as a confirmatory study if needed to convert an accelerated approval to a full approval in the future. The amended clinical trial protocol is designed with 80% power to detect a difference in OS rates for the key secondary endpoint between the experimental and control arms, also with a one-sided alpha of 0.025. We are currently dosing patients in SELECT-MDS-1, and we expect to complete enrollment of the 190 patients necessary to support the CR primary endpoint analysis in the first quarter of 2024 and to report pivotal CR data from the SELECT-MDS-1 trial by the middle of the fourth quarter of 2024.

In addition, we advanced tamibarotene in combination with venetoclax and azacitidine in newly diagnosed unfit AML patients with RARA overexpression. Our ongoing Phase 2 clinical trial, known as SELECT-AML-1, included a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the trial, which will evaluate the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. We reported clinical activity data from the safety lead-in portion of the ongoing trial at the 64th Annual Meeting of the American Society of Hematology in December 2022, or ASH 2022. As of the data cut-off, eight newly diagnosed, unfit patients who were positive for RARA overexpression had been enrolled in the trial, including six who were evaluable for response. In this population, tamibarotene in combination with venetoclax and azacitidine administered at approved doses showed no evidence of increased toxicity relative to the doublet combination of venetoclax and azacitidine. This includes rates of myelosuppression, which were comparable to reports with venetoclax and azacitidine in this population. Among these patients, the CR/CRi rate was 83%, consisting of two patients (33%) who achieved a CR and three patients (50%) who achieved a CRi. Four of five patients (80%) who achieved a CR or CRi had a high monocytic expression score, or MES, which may be associated with venetoclax resistance. The median time to CR/CRi response was 33 days, the median duration of treatment was 76.5 days, and the median duration of follow-up was 107 days. These early data compare favorably to the standard-of-care combination of venetoclax and azacitidine, which shows composite CR rates of 66% in newly diagnosed unfit AML patients. The primary endpoint of the trial will be the composite CR rate. The trial will also evaluate the triplet as a salvage strategy for patients in the control arm who do not respond to venetoclax and azacitidine. We expect to report initial data, including composite CR and tolerability data, from approximately 20 patients in the randomized portion of the SELECT-AML-1 trial in early December 2023. This initial data is expected to inform our understanding of the potential clinical benefit of adding tamibarotene to the standard-of-care combination of venetoclax and azacitidine, with most patients in this data set having completed at least two cycles of therapy. We expect to report additional data from the SELECT-AML-1 trial in 2024.

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

Other Programs

SY-2101 was previously in development for the treatment of APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia, or PML, genes. APL represents approximately 10% of all AML cases, and approximately 2,000 patients are diagnosed with APL in the United States and Europe annually. An intravenously administered, or IV, formulation of ATO is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed low-risk APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. We believe SY-2101 has the potential to become the standard-of-care frontline therapy for APL by providing a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a prior Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic, or PK, exposures similar to IV ATO, and a generally well-tolerated safety profile. In October 2023, we announced that we would stop further development in SY-2101 in order to prioritize the ongoing development of tamibarotene. We are in the process of closing the Phase 1 dose confirmation study of SY-2101. We may in the future pursue further development of SY-2101 subject to additional capital availability.

In addition, we are currently seeking out-licensing opportunities for the further development of SY-5609, our highly selective and potent inhibitor of CDK7. We have completed a Phase 1/1b clinical trial evaluating SY-5609 in patients with relapsed/refractory pancreatic ductal adenocarcinoma, or PDAC, HR+ breast cancer and other solid tumors. The Phase 1/1b trial of SY-5609 included a dose escalation study evaluating single agent SY-5609 in patients with select advanced solid tumors and in combination with fulvestrant in HR+ breast cancer, and a combination safety lead-in designed to inform a dose expansion study evaluating the doublet regimen of SY-5609 and gemcitabine and the triplet regimen of SY-5609, gemcitabine and nab-paclitaxel in patients with PDAC in their second or third line of treatment.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and nine months ended September 30, 2023, we recognized revenue of $3.8 million and $9.6 million, respectively, related to our collaboration with GBT. For the three and nine months ended September 30, 2022, we recognized revenue of $3.9 million and $15.6 million, respectively, of which $3.7 million and $14.4 million was related to our collaboration with GBT and $0.2 million and $1.2 million was related to our collaboration with Incyte. The collaboration with GBT terminated effective October 16, 2023, and we do not expect to recognize collaboration revenue from GBT following that date. We do not expect to recognize collaboration revenue from Incyte in subsequent reporting periods.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Tamibarotene external costs	$14,435	$9,363	$42,771	$31,310
SY-5609 program external costs	173	1,233	2,516	5,290
SY-2101 program external costs	999	498	4,007	3,227
Other research and platform program external costs	2,507	3,654	6,239	11,505
Employee-related expenses, excluding stock-based compensation	6,865	7,678	21,644	22,809
Stock-based compensation	1,586	1,496	4,236	4,324
Facilities and other expenses	1,715	1,837	5,237	5,565
Total research and development expenses	$28,280	$25,759	$86,650	$84,030

We expect to incur significant research and development expenses for the foreseeable future as we seek to advance our clinical trials involving tamibarotene. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of tamibarotene or any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

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

•
retention of key personnel;

•
the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic; and

•
general economic conditions, including inflation, recession risk and increasing interest rates.

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

Restructuring Costs

Restructuring costs consist primarily of severance, post-employment benefit, outplacement services, impairment charges and any other expenses that we incur related to the realignment of our strategy and cost reduction measures.

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

Results of Operations

Comparison of three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
Statements of Operations Data:
Revenue	$3,762	$3,891	$(129)	(3)%
Operating expenses:
Research and development	28,280	25,759	2,521	10%
General and administrative	7,764	8,076	(312)	(4)%
Transaction related expenses	—	9,510	(9,510)	(100)%
Restructuring costs	2,354	—	2,354	—%
Total operating expenses	38,398	43,345	(4,947)	(11)%
Loss from operations	(34,636)	(39,454)	4,818	(12)%
Interest income	1,633	392	1,241	317%
Interest expense	(1,303)	(1,051)	(252)	24%
Change in fair value of warrant liabilities	(5,837)	9,860	(15,697)	(159)%
Net loss	$(40,143)	$(30,253)	$(9,890)	33%

Revenue

For the three months ended September 30, 2023, revenue was $3.8 million, all of which was attributable to our collaboration with GBT. For the three months ended September 30, 2022, revenue was $3.9 million, of which $3.7 million was attributable to our collaboration with GBT and $0.2 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $2.5 million, or 10%, from $25.8 million for the three months ended September 30, 2022 to $28.3 million for the three months ended September 30, 2023. The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022, together with the changes to those items in dollars (in thousands):

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
External research and development	$16,730	$12,796	$3,934	31%
Employee-related expenses, excluding stock-based compensation	6,865	7,678	(813)	(11)%
Stock-based compensation	1,586	1,496	90	6%
Consulting, licensing and professional fees	1,384	1,952	(568)	(29)%
Facilities and other expenses	1,715	1,837	(122)	(7)%
Total research and development expenses	$28,280	$25,759	$2,521	10%

The increase in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, including the following:

•
an increase of approximately $3.9 million, or 31%, for external research and development costs, primarily attributable to the increase in costs associated with our existing clinical trials of tamibarotene;
•
a decrease of approximately $0.8 million, or 11%, for employee-related expenses, primarily due to a reduction of headcount;
•
a decrease of approximately $0.6 million, or 29%, for consulting, licensing and professional fees, primarily related to a decrease in costs associated with our discovery programs and clinical trials; and
•
a decrease of approximately $0.1 million, or 7%, for facilities and other expenses, primarily attributable to a reduction of headcount.

General and Administrative Expense

General and administrative expense decreased by approximately $0.3 million, or 4%, from $8.1 million for the three months ended September 30, 2022 to $7.8 million for the three months ended September 30, 2023. The change in general and administrative expense was primarily attributable to a decrease of consulting and professional fees, partially offset by an increase in stock-based compensation.

Restructuring Costs

Restructuring costs for the three months ended September 30, 2023 consist primarily of severance, post-employment benefit, outplacement services, impairment charges and any other expenses that we incur related to the realignment of our strategy and cost reduction measures.

Transaction Related Expenses

Transaction related expenses during the three months ended September 30, 2022 primarily consist of incurred costs allocated to the warrants issued in connection with the PIPE Financing that were accounted for as liabilities, and severance paid to former Tyme employees, which costs did not recur during the three months ended September 30, 2023.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The increase in interest income during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was due to higher interest rates during the three month period ended September 30, 2023 compared to the same period in 2022.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased from the three months ended September 30, 2022 to the three months ended September 30, 2023 due to a higher interest rate during the three month period ended September 30, 2023 compared to the same period in 2022.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities during the three months ended September 30, 2023 was primarily driven by the increase in the price of our common stock. The change in fair value of warrant liabilities during the three months ended September 30, 2022 was primarily driven by the decrease in the price of our common stock.

Comparison of nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
Statements of Operations Data:
Revenue	$9,550	$15,634	$(6,084)	$(39)%
Operating expenses:
Research and development	86,650	84,030	2,620	3%
General and administrative	22,394	21,970	424	2%
Transaction related expenses	—	9,510	(9,510)	(100)%
Restructuring costs	2,354	—	2,354	—%
Total operating expenses	111,398	115,510	(4,112)	(4)%
Loss from operations	(101,848)	(99,876)	(1,972)	2%
Interest income	5,533	539	4,994	927%
Interest expense	(3,798)	(3,008)	(790)	26%
Change in fair value of warrant liabilities	(77)	12,465	(12,542)	(101)%
Net loss	$(100,190)	$(89,880)	$(10,310)	$11%

Revenue

For the nine months ended September 30, 2023, revenue was $9.6 million, all of which was attributable to our collaboration with GBT. For the nine months ended September 30, 2022, revenue was $15.6 million, of which $14.4 million was attributable to our collaboration with GBT and $1.2 million was attributable to our collaboration with Incyte.

Research and Development Expense

Research and development expense increased by approximately $2.6 million, from $84.0 million for the nine months ended September 30, 2022 to $86.7 million for the nine months ended September 30, 2023. The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022, together with the changes to those items in dollars (in thousands):

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
External research and development	$49,186	$46,678	$2,508	5%
Employee-related expenses, excluding stock-based compensation	21,644	22,809	(1,165)	(5)%
Stock-based compensation	4,236	4,324	(88)	(2)%
Consulting, licensing and professional fees	6,347	4,654	1,693	36%
Facilities and other expenses	5,237	5,565	(328)	(6)%
Total research and development expenses	$86,650	$84,030	$2,620	3%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, including the following:

•
an increase of approximately$2.5 million, or 5%, for external research and development costs, primarily attributable to the increases in costs associated with our existing clinical trials of tamibarotene, partially offset by the decreases in costs associated with our discovery programs and the clinical trial of SY-5609;
•
a decrease of approximately $1.2 million, or 5%, for employee-related expenses, excluding stock-based compensation, primarily due to the decrease in headcount;
•
an increase of approximately $1.7 million, or 36%, for consulting, licensing and professional fees, primarily related to the advancement of our clinical trials of tamibarotene, partially offset by the decreases in costs associated with our clinical trial of SY-5609.

General and Administrative Expense

General and administrative expense increased by approximately $0.4 million, or 2%, from $22.0 million for the nine months ended September 30, 2022 to $22.4 million for the nine months ended September 30, 2023. The change in general and administrative expense was primarily attributable to an increase in consulting and professional fees and an increase in stock based-compensation.

Restructuring Costs

Restructuring costs for the nine months ended September 30, 2023 consist primarily of severance, post-employment benefit, outplacement services, impairment charges and any other expenses that we incur related to the realignment of our strategy and cost reduction measures.

Transaction Related Expenses

Transaction related expenses during the nine months ended September 30, 2022 primarily consist of incurred costs allocated to the warrants issued in connection with the PIPE Financing that were accounted for as liabilities, and severance paid to former Tyme employees, which costs did not recur during the nine months ended September 30, 2023.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The increase in interest income during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was due to the higher average cash balance and higher interest rates during the nine months ended September 30, 2023 compared to the same period in 2022.

Interest Expense

Interest expense was related to our credit facility with Oxford and equipment financing arrangements. Interest expense increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 due to a higher interest rate during the nine months ended September 30, 2023 compared to the same period in 2022.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities during the nine months ended September 30, 2023 was primarily driven by the increase in price of our common stock, partially offset by the decrease in the remaining expected life of the warrants. The change in fair value of the warrant liabilities during the nine months ended September 30, 2022 was primarily driven by the decrease in the price of our common stock.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through September 30, 2023, primarily through the issuance of equity securities, through license and collaboration agreements, including those with Incyte and GBT, and through the credit facility with Oxford.

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

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. On July 3, 2022, we entered into an amendment, or the Loan Amendment, to the Loan Agreement with Oxford. Pursuant to the Loan Amendment, Oxford has agreed to modify the Loan Agreement in order to, among other things, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026. As of September 30, 2023, $20.0 million remains available under the Loan Agreement at the sole discretion of Oxford.

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

As of September 30, 2023, $250.0 million of securities remained available for future issuance under the 2023 Registration Statement.

As of September 30, 2023, $50.0 million of our common stock remained available for future issuance under the sales agreement with Cowen.

As of September 30, 2023, we had cash and cash equivalents of approximately $112.2 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(91,145)	$(91,982)
Investing activities	35,815	29,464
Financing activities	82	141,748
Net (decrease) increase in cash, cash equivalents and restricted cash	$(55,248)	$79,230

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $91.1 million during the nine months ended September 30, 2023 compared to $92.0 million for the nine months ended September 30, 2022. The decrease in net cash used in operating activities during the nine months ended September 30, 2023 was primarily due to a net increase of $4.2 million in interest income and expense, a decrease of $4.9 million in the change of net operating assets partially offset by an increase of $2.0 million in loss from operations during the nine months ended September 30, 2023, and a $5.0 million transaction cost allocated to warrants issued in connection with the PIPE Financing during the nine months ended September 30, 2022.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $35.8 million during the nine months ended September 30, 2023 compared to net cash provided by investing activities of $29.5 million during the nine months ended September 30, 2022. The net cash provided by investing activities during the nine months ended September 30, 2022 was primarily due to the maturity of marketable securities of $87.0 million, partially offset by the purchases of marketable securities of $51.0 million, and the purchase of $0.2 million of property and equipment during the nine months ended September 30, 2023. The net cash provided by investing activities during the nine months ended September 30, 2022 was primarily due to the maturity of marketable securities of $30.0 million, partially offset by the purchase of $0.5 million of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 2023 compared to the net cash provided by financing activities of $141.8 million for the nine months ended September 30, 2022. Cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to the proceeds from issuance of our common stock pursuant to our employee stock purchase plan. In comparison, net cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to $128.1 million of proceeds from the issuance of common stock and accompanying 2022 Warrants and 2022 Pre-Funded Warrants in the PIPE Financing, net of issuance costs, and $14.2 million of proceeds from the Merger (recapitalization), net of issuance costs, partially offset by the payment of $0.3 million to Oxford related to an amendment to our Loan and Security Agreement, and $0.2 million of payments made under our financing lease.

Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities, particularly as we continue to advance our clinical trials of tamibarotene, seek to develop companion diagnostic tests for use with tamibarotene, and seek marketing approval for tamibarotene or any future product candidates that we successfully develop. In addition, if we obtain marketing approval for tamibarotene or any other product candidate, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our development programs or future commercialization rights to our product candidates.

We believe that our cash and cash equivalents as of September 30, 2023, will enable us to fund our planned operating expense and capital expenditure requirements into 2025. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of tamibarotene and associated companion diagnostic tests;
•
development efforts for any future product candidates that we may develop;
•
the number of future product candidates that we pursue and their development requirements;
•
our ability to enter into, and the terms and timing of, any collaborations, licensing agreements or other arrangements;
•
the outcome, timing and costs of seeking regulatory approvals;
•
the costs of commercialization activities for tamibarotene or any other product candidate that receives marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
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
•
our employment-related costs as we advance our clinical pipeline and establish a commercial infrastructure;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•
the impact of public health crises, including epidemics and pandemics such as the COVID-19 pandemic.

Identifying potential product candidates and conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, tamibarotene or any future product candidate, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments in cash equivalents are in the form of money market funds and are invested in U.S. treasury or government obligations. However, because of the short-term nature of the duration of our portfolio and the low-risk profile of our investments, we believe an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investment portfolio or on our financial condition or results of operations.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2023, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2023 and 2022.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Risks Related to the Discovery, Development and Commercialization of Product Candidates

In the near term, we are dependent on the success of tamibarotene. If we are unable to complete the clinical development of, obtain marketing approval for, or successfully commercialize tamibarotene, either alone or with a collaborator, or if we experience significant delays in doing so, our business will be substantially harmed.

We currently have no products approved for sale and are focusing our efforts and financial resources towards the development of tamibarotene. Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of tamibarotene.

We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements in foreign jurisdictions. Before obtaining marketing approval from regulatory authorities for the sale of tamibarotene or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Clinical trials of a product candidate require the activation of clinical trial sites and the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Our anticipated time to data in our clinical trials and the quantity of data to be presented from these trials is and will continue to be subject to our continued ability to activate clinical trial sites, recruit eligible patients, and the satisfaction by patients of other eligibility criteria for participation in the trial. In the case of tamibarotene, our time to data is also dependent on the prevalence of patients who overexpress the RARA biomarker and the impact of new product approvals in the AML and MDS fields. The rate of site activations and patient enrollment in the trial is difficult to predict, and we have experienced slower-than-anticipated site activations in our SELECT-MDS-1 trial as we expanded the study global footprint. There can be no assurance that we will enroll or have data from our clinical trials when we anticipate.

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
•
significant clinical trial delays could shorten any periods during which we, or any collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any collaborators, to bring products to market before we, or any collaborators, do;
•
the cost of clinical trials of our product candidates may be greater than anticipated; and
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.

In addition, we are conducting our SELECT-MDS-1 and SELECT-AML-1 clinical trials in foreign countries and may conduct other clinical trials outside the United States in the future. We do not have employees or significant operational capabilities located outside of the United States, and we rely on third parties, such as contract research organizations, or CROs, to conduct our clinical trials in foreign countries. Conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Our failure to successfully complete clinical trials of tamibarotene or any future product candidates, and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market such product candidates, could result in additional costs to us, or any collaborators, would impair our ability to generate revenue from product sales, regulatory and commercialization milestones and royalties and would significantly harm our business.

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

We expect that we, and any collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications targeted in our clinical trials involving tamibarotene.

For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of newly diagnosed unfit AML or patient subsets within newly diagnosed unfit AML (including ivosidenib, venetoclax, and glasdegib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). Tamibarotene may also face competition from other agents currently in clinical development for AML and MDS, including those in late-stage development from AbbVie Inc., Roche Holding AG, Novartis AG, Astex Pharmaceuticals, Inc. and Pfizer Inc.

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

10.1*	Retirement and Transition Agreement, dated September 28, 2023, by and between the Registrant and Nancy Simonian, M.D.

10.2*^	Amended and Restated Offer Letter, dated September 28, 2023, by and between the Registrant and Conley Chee.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

^ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syros Pharmaceuticals, Inc.

Date: November 14, 2023	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer (Principal Financial Officer)