Form 10-K
period 2023-12-31
Syros Pharmaceuticals, Inc.
filed 2024-03-27
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $58,560,692 based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. As of March 6, 2024, the registrant had 26,453,891 shares of Common Stock, $0.001 par value per share, outstanding.

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
•
our ability to replicate in the final results of any clinical trial of one of our product candidates the results we observed in interim results of such clinical trial;
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

•
We have incurred significant losses since inception, expect to incur significant losses for at least the next several years, and may never achieve or maintain profitability.
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
•
Failure to successfully develop, validate, obtain regulatory approval for, and commercialize companion diagnostics could harm our commercialization strategy.
•
If we, or any collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.
•
We rely on third parties to conduct our clinical trials and certain aspects of our research, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials or research.
•
Even if we complete the necessary clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of tamibarotene or any future product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
•
If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.
•
If we are unable to obtain and maintain sufficient patent protection for tamibarotene or any future product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize such product candidates may be adversely affected.

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

Tamibarotene

Overview

Tamibarotene is an oral, potent and selective agonist of the transcription factor RARα. In cells overexpressing RARA, the gene that codes for RARα, tamibarotene has been observed to bind to RARα, saturating unliganded RARα receptors to trigger a transcriptional activation switch to restore myeloid differentiation, inhibit blast proliferation, and promote blast cell clearance. A growing body of data from multiple clinical trials supports our development strategy for tamibarotene in HR-MDS and AML patients who overexpress RARA. HR-MDS and AML are hematologic malignancies that exist on the same disease continuum, with the two diseases diagnostically distinguished largely by the percentage blasts in the bone marrow. We believe that approximately 50% of HR-MDS patients and approximately 30% of AML patients are positive for RARA overexpression.

Informed by feedback from the U.S. Food and Drug Administration, or FDA, we are enrolling newly diagnosed HR-MDS patients who overexpress RARA in SELECT-MDS-1, a double-blind placebo-controlled randomized Phase 3 clinical trial, to receive tamibarotene in combination with azacitidine, or placebo in combination with azacitidine, respectively. The primary efficacy endpoint is based on 190 patients to provide over 90% power to detect a difference in the rates of complete response, or CR, between the experimental and control arms, with a one-sided alpha of 0.025. The FDA has expressed that the CR rate is an acceptable efficacy endpoint for either full or accelerated approval for treatment of newly diagnosed HR-MDS with supporting data on durability of remission. Informed by feedback from the FDA, we amended the SELECT-MDS-1 clinical trial protocol in March 2023 to include a total of approximately 550 patients to enable us to assess overall survival, or OS, as a key secondary endpoint, which could allow the trial to serve as a confirmatory study if needed to convert an accelerated approval to a full approval in the future. The amended clinical trial protocol is designed with 80% power to detect a difference in OS rates for the key secondary endpoint between the experimental and control arms, also with a one-sided alpha of 0.025. In January 2023, the FDA granted Fast Track Designation to tamibarotene in combination with azacitidine for the treatment of adults with newly diagnosed HR-MDS who are positive for RARA overexpression. In the first quarter of 2024, we completed enrollment of the 190 patients necessary to support the CR primary endpoint analysis, and we expect to report pivotal CR data from the SELECT-MDS-1 trial by the middle of the fourth quarter of 2024.

In addition, we are advancing tamibarotene in combination with venetoclax and azacitidine in newly diagnosed unfit AML patients who are positive for RARA overexpression. Our ongoing Phase 2 clinical trial, known as SELECT-AML-1, included a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the trial, which is evaluating the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The trial is also evaluating the triplet as a salvage strategy for patients in the control arm who do not respond to venetoclax and azacitidine. The primary endpoint of the trial is the CR/CRi rate (as defined below) and the trial is powered at 80% to detect a difference between the experimental and control arms. We reported initial data from the randomized portion of the SELECT-AML-1 trial in early December 2023. As of a November 13, 2023 data cut-off, seven of the nine response evaluable patients (78%) treated with the combination of tamibarotene, venetoclax and azacitidine achieved CR and two patients (22%) achieved complete response with incomplete blood count recovery, or CRi, for an aggregate CR/CRi rate of 100%. Three of the ten response evaluable patients (30%) treated with venetoclax and azacitidine achieved a CR and four patients (40%) achieved a CRi, for an aggregate CR/CRi rate of 70% in the control arm. We expect to report additional data from the SELECT-AML-1 trial in 2024. There can be no guarantee that this additional data will replicate the results of the initial data that was reported in December 2023.

We have entered into an agreement with a third-party commercial provider to provide a validated laboratory test under Clinical Laboratory Improvement Amendment guidelines using a diagnostic platform and approach that is being used to prospectively enroll patients with RARA gene overexpression in our clinical trials. In March 2022, we entered into a Master Collaboration Agreement and associated project work plan with Qiagen Manchester Limited, or Qiagen, pursuant to which Qiagen has agreed to develop and commercialize a companion diagnostic for this biomarker.

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

In an earlier cohort of our Phase 2 clinical trial evaluating tamibarotene as a single agent, hematologic response was observed in 60% (3/5) of evaluable patients with relapsed or refractory HR-MDS, including one patient with a marrow CR. The evaluation of tamibarotene as a single agent was followed by evaluation of tamibarotene plus azacitidine in newly diagnosed unfit patients with AML in this same Phase 2 trial. We presented data at the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, which was later published in Blood Advances in 2022, from our fully enrolled Phase 2 clinical trial evaluating the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard chemotherapy. Fifty-one newly diagnosed unfit AML patients, including those with and without RARA gene overexpression, were eligible for a safety analysis. Eighteen patients who overexpress RARA were evaluable for clinical response. In those patients, the data showed that:

•
Nine patients (50%) achieved CR, and two patients (11%) achieved CRi, for an aggregate CR/CRi rate of 61% (11/18).
o
89% (8/9) of CRs were deep molecular or cytogenetic CRs.
o
In those with low-blast count AML with a blast percentage of ≤30%, CR was observed in 67% (4/6) of patients.
o
Responses were seen across AML risk groups, including patients with mutations that are typically associated with poor outcomes.
•
The median time to initial composite CR was 1.2 months.
•
The median duration of response was 10.8 months, and median OS among patients who achieved a CR or CRi was 18.0 months.
•
72% (13/18) of patients achieved or maintained transfusion independence.

For the 28 patients who were negative for RARA overexpression and who were evaluable for clinical response, the data showed that the overall response rate was 43% (12/28), with a composite complete response rate of 32% (9/28), including seven patients (25%) achieving CR and two patients (7%) achieving CRi. The median time to response was 3.0 months, and the median duration of response was 10.3 months.

Tamibarotene in combination with azacitidine was generally well-tolerated with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single agent azacitidine.

Tamibarotene in Combination with Venetoclax and Azacitidine

At the 64th American Society of Hematology Annual Meeting held in December 2022, we presented data from the safety lead-in portion of our ongoing SELECT-AML-1 Phase 2 trial evaluating tamibarotene in combination with venetoclax and azacitidine in newly diagnosed, unfit patients with AML and RARA gene overexpression. As of October 13, 2022, eight newly diagnosed, unfit patients who were positive for RARA overexpression had been enrolled in the trial, including six who were evaluable for response. In this population, tamibarotene in combination with venetoclax and azacitidine administered at approved doses showed no evidence of increased toxicity relative to the doublet combination of venetoclax and azacitidine. This includes rates of myelosuppression which were comparable to reports with venetoclax and azacitidine in this population. Among these patients, the CR/CRi rate was 83%, consisting of two patients (33%) who achieved a CR and three patients (50%) who achieved a CRi. These data supported our decision to initiate the randomized portion of the SELECT-AML-1 trial.

On December 6, 2023, we announced initial data from the randomized portion of SELECT-AML-1. As of November 13, 2023, 23 newly diagnosed unfit AML patients positive for RARA overexpression had enrolled in the randomized portion of the trial, including 19 who were evaluable for response. The CR/CRi rate was 100% among response evaluable patients (nine of nine) treated with the combination of tamibarotene, venetoclax and azacitidine, as compared to 70% of patients (seven of ten) treated with the control arm of venetoclax and azacitidine. Seven of the nine response evaluable patients (78%) treated with the combination of tamibarotene, venetoclax and azacitidine achieved a CR and two patients (22%) achieved a CRi. Three of the ten response evaluable patients (30%) treated with the control achieved a CR and four patients (40%) achieved a CRi. The median time to CR/CRi response was 21 days (ranging from 14-28) among patients treated with the combination of tamibarotene, venetoclax and azacitidine, as compared to 25 days (ranging from 17-56) among patients treated with the control, with the CR/CRi being reached by 100% of patients in the triplet arm by the end of cycle one, compared with 60% of patients in the doublet control arm. Consistent with prior clinical experience from the safety lead-in portion of this study, tamibarotene administered in combination with approved doses of venetoclax and azacitidine was generally well tolerated, and the overall safety profile demonstrated no additive toxicities or new safety signals, or evidence of increased myelosuppression compared to treatment with the doublet combination of venetoclax and azacitidine. The majority of non-hematologic adverse events were low-grade and reversible, and rates of serious adverse events were comparable between the study arms. As of the data cut-off, there was comparable exposure across the treatment arms, consisting of 66 days (ranging from 8-188) among patients treated with the combination of tamibarotene, venetoclax and azacitidine, and 75 days (ranging from 7-227) for patients treated with the control. Patients will be followed for duration of response, minimal residual disease-negative response, and survival. We continue to enroll patients in SELECT-AML-1 and anticipate reporting additional data from the trial in 2024. There can be no guarantee that this additional data will replicate the results of the initial data that was reported in December 2023.

Tamibarotene Market Opportunity

We believe that tamibarotene has the potential to address significant unmet medical need for HR-MDS and unfit AML patients with RARA gene overexpression. Based on data from our clinical trials, we believe approximately 50% of HR-MDS patients and approximately 30% of AML patients are positive for RARA overexpression.

We believe that approximately 18,500 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total global market for myelodysplastic syndrome, or MDS, patients of all risk groups to grow to approximately $4.7 billion by 2028. HR-MDS is progressive in nature and has a poor prognosis. Disease-related cytopenias result in significant morbidity and mortality, with more than half of HR-MDS patients progressing to AML. There have been no new drug approvals for HR-MDS since 2006 other than hypomethylating agents, or HMAs. Azacitidine is an HMA that represents the current standard of care but offers a low CR rate of 17%, with a median overall survival of approximately 18.6 months.

In addition, we believe that approximately 25,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total global market for all AML patients to grow to approximately $7.5 billion by 2028. Despite a significant number of new product approvals in AML since 2018, there continues to be a significant unmet medical need. It is estimated that more than half of newly diagnosed AML patients are elderly or unfit for treatment with intensive therapies, underscoring the need for well-tolerated therapies that can be used in combination. Venetoclax with azacitidine is the standard of care, with a 66% CR/CRi rate, a 37% CR rate and median OS of 14.7 months. Approximately one-third of patients do not respond, and nearly all relapse with a very poor prognosis, with median OS of only 2.4 months.

Other Assets

SY-2101

SY-2101 was previously in development for the treatment of acute promyelocytic leukemia, or APL, a subtype of AML defined by a fusion of the RARA and promyelocytic leukemia genes. APL represents approximately 10% of all AML cases, and approximately 2,000 patients are diagnosed with APL in the United States and Europe annually. An intravenously administered, or IV, formulation of arsenic trioxide, or ATO, is approved for use in combination with All-Trans-Retinoic-Acid, or ATRA, in patients with newly diagnosed lower-risk APL and, while curative in more than 80% of patients, its administration requires up to 140 two- to four-hour infusions over the typical course of induction and consolidation treatment. We believe SY-2101 has the potential to become the standard-of-care frontline therapy for APL by providing a substantially more convenient option that reduces the treatment burden on patients, improving access, and lowering costs to the healthcare system. In a prior Phase 1 clinical trial, SY-2101 demonstrated bioavailability, pharmacokinetic exposures similar to IV ATO, and a generally well-tolerated safety profile. Based on an interim analysis from our Phase 1b dose confirmation study of SY-2101 in adult APL patients undergoing consolidation treatment with IV ATO plus ATRA, administration of SY-2101 has demonstrated comparable exposures to IV ATO at the approved dose of 0.15 mg/kg, high oral bioavailability, and a well-tolerated safety profile, consistent with the prior Phase 1 study. In October 2023, we announced that we would stop further development in SY-2101 in order to prioritize the ongoing development of tamibarotene. We may in the future pursue further development of SY-2101 subject to additional capital availability.

SY‑5609

We are currently seeking out-licensing opportunities for the further development of SY-5609, our highly selective and potent inhibitor of cyclin dependent kinase 7, or CDK7. At the American Society for Clinical Oncology Annual Meeting held in June 2023, or ASCO 2023, we presented data from the completed Phase 1/1b clinical trial evaluating SY-5609 in patients with relapsed/refractory pancreatic ductal adenocarcinoma, or PDAC, hormone receptor positive, or HR+, breast cancer and other solid tumors. The Phase 1/1b trial of SY-5609 included a dose escalation study evaluating single agent SY-5609 in patients with select advanced solid tumors and in combination with fulvestrant in HR+ breast cancer, and a combination safety lead-in designed to inform a dose expansion study evaluating the doublet regimen of SY-5609 and gemcitabine and the triplet regimen of SY-5609, gemcitabine and nab-paclitaxel in patients with PDAC in their second or third line of treatment.

The data presented at ASCO 2023 demonstrated that the maximum tolerated dose, or MTD, of SY-5609 as a single agent was 10 mg using a 7 day on/7 day off dosing schedule. For the doublet regimen, the MTD was 5 mg SY-5609 plus 1000 mg gemcitabine. A MTD was not established using the triplet cohort of SY-5609, gemcitabine and nab-paclitaxel. Each of the single agent, doublet and the triplet regimens were generally well-tolerated with mostly low-grade events. Encouraging clinical activity was observed with SY-5609 both as a single agent (10 mg) and in combination (4 or 5 mg plus gemcitabine). Among the three response evaluable patients with select solid tumors in the 10 mg single agent cohort, data demonstrated a 100% disease control rate, or DCR. This included one patient with PDAC who experienced a 10% tumor reduction. Of the nine response-evaluable patients treated with 4 or 5 mg of SY-5609 in combination with gemcitabine, the data demonstrated a 44% DCR (four patients). The 10 mg single agent DCR of 100% is superior to results observed with lower doses of SY-5609 on the 7 day on/7 day off schedule and the doublet DCR of 44% is comparable to current second-line benchmarks.

Patients enrolled in the fulvestrant cohort of the study presented with advanced disease: 78.6% (11 of 14 patients) had liver metastases and were heavily pre-treated, 78.6% (11 of 14 patients) had received five or more prior therapies, 100% (14 of 14 patients) had progressed on CDK4/6 therapy, and 85.7% (12 of 14 patients) had received prior fulvestrant. The combination of SY-5609 and fulvestrant demonstrated an acceptable safety profile across a variety of dosing schedules. The adverse event profile of the combination was generally consistent with the safety profile of single agent SY-5609 or fulvestrant, with no new safety signals emerging from the combination at evaluated doses and dosing schedules. An MTD was not established. Twelve patients were evaluable for response across a range of doses and dosing schedules. Five of 12 achieved stable disease, or SD, for a DCR of 42%; three of these five patients achieved target lesion regression. Three patients remained on treatment with SD for greater than six months, including patients with the TP53 mutation, prior fulvestrant exposure and/or liver disease.

Intellectual Property

We file patent applications directed to various compositions of matter, formulations and methods related to our product candidates and compounds in earlier stages of development and other commercially relevant inventions. As of December 31, 2023, we own or co-own 25 issued U.S. patents and 16 pending U.S. utility patent applications, excluding patents owned by Tyme Inc., our wholly owned subsidiary. We are pursuing or maintaining 131 corresponding patent applications that are pending or granted in various jurisdictions outside the United States, including Europe, Japan, Australia, Canada and China, and we own two applications that are pending in accordance with the Patent Cooperation Treaty. A significant portion of the patents and applications we own pertain to our product candidates that are in clinical development, to methods of using them in the treatment of disease, and to methods of selecting patients for treatment based on biomarker expression.

Our intellectual property portfolio as of December 31, 2023 is further described below. For some of our pending patent applications, prosecution has yet to commence. Prosecuting patent applications to allowance is often a lengthy process, during which the scope of the claims initially submitted for examination by various patent offices is often significantly narrowed, and some claims may never be granted. It is possible that we will amend the claims of our pending patent applications to limit their scope. We may also elect to abandon some of our pending patent applications, particularly those pending outside of the United States, if we determine these applications do not have strategic significance to our programs.

The patent portfolio we own for tamibarotene contains seven issued U.S. patents, four pending U.S. utility patent applications, and 66 applications pending or granted in countries other than the United States, including Europe, Japan, Australia, Canada, China, Russia, Israel and Mexico. Some of these patents and applications disclose methods of identifying and treating patients who are sensitive to RARα agonists, including tamibarotene, based on the expression of certain biomarkers, including RARA. Some of the applications disclose methods of treating selected patients with tamibarotene alone or with a combination of tamibarotene and a second agent, such as azacitidine. One of our issued patents, U.S. Patent No. 9,845,508, covers methods of diagnosing and treating human patients suffering from non-APL AML by administering tamibarotene; the patients are diagnosed based on the level of RARA messenger RNA, or mRNA, previously determined to be present in a sample of diseased cells from the subject. The granted claims of a second patent, U.S. Patent No. 10,167,518, cover methods of treating human subjects suffering from MDS. Selection of subjects for treatment is again based on the level of RARA mRNA expression, and subjects with RARA overexpression are treated with tamibarotene. A third patent, U.S. Patent No. 9,868,994, covers methods of treating non-APL AML or MDS by administering tamibarotene to a patient when a defined sample obtained from the patient is determined to have an elevated level of IRF8 mRNA or elevated levels of both IRF8 and RARA mRNA. A fourth patent, U.S. Patent No. 10,240,210, covers methods of treating non-APL AML or MDS with a combination of tamibarotene and azacitidine when a defined sample from the subject has been determined to have an elevated RARA mRNA level or an elevated IRF8 mRNA level. A fifth patent, U.S. Patent No. 10,697,025, covers methods of treating subjects who have non-APL AML with tamibarotene; treatment proceeds when a sample of diseased cells from the subject was determined to have a super enhancer associated with a RARA gene or a level of primary RNA transcripts from the RARA gene that is equal to or above a pre-determined threshold. A sixth patent, U.S. Patent No. 11,053,552, covers methods of treating non-APL AML or MDS by administering a combination of tamibarotene and a second therapeutic agent, with further specification of the analysis of an IRF8 biomarker and/or a RARA biomarker. A seventh patent, U.S. Patent No. 11,447,831, covers methods of treating subjects who have MDS with tamibarotene; treatment proceeds when a sample of diseased cells from the subject is determined to have a super enhancer associated with a RARA gene or a level of primary RNA transcripts from the RARA gene that is equal to or above a pre-determined threshold. We believe these seven U.S. patents are eligible for listing in the FDA’s “Orange Book.” These patents, as well as any additional patents that may grant from applications claiming the benefit of the same filing date as the currently granted patents, have statutory expiration dates no earlier than March 2036. Patent term extensions could result in later expiration dates.

In addition, we have an exclusive license from TMRC Co. Ltd., or TMRC, to practice the inventions claimed in one U.S. patent and five patents or applications granted or pending in the United States or other jurisdictions, including Canada and Europe. The claims of the U.S. patent are directed to a tamibarotene capsule preparation. We do not have composition of matter patent protection with respect to tamibarotene.

The patent portfolio we own for SY‑2101 contains patents that have granted in the United States, Europe, Japan, China, Australia, Taiwan, and Mexico, and patent applications that are pending in the United States, Europe and other major pharmaceutical markets. Generally, these patents and applications disclose methods of making lyophilized compositions comprising arsenic and formulations containing the lyophilized arsenic that can be orally administered to patients having APL and other hematological malignancies. These patents, as well as any additional patents that may grant from applications claiming the benefit of the same filing date as the currently granted patents, have statutory expiration dates no earlier than February 2036. Patent term extensions could result in later expiration dates.

The patent portfolio we own for SY-5609 contains patents that have granted in the United States, Europe, Japan and several additional countries, and patent applications that are pending in the United States, Europe and other major pharmaceutical markets generally directed to the compound SY-5609 and related CDK7 inhibitors, pharmaceutical formulations containing them, and methods of making and using them. Any patent that has issued or will issue and that claims the benefit of the priority date of one or more of these patents or patent applications will have a statutory expiration date ranging from October 2034 to November 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

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

In addition to patents and pending patent applications, we rely upon unpatentable know‑how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing confidentiality, invention assignment, and non-solicitation agreements with our employees, collaborators, scientific advisors and consultants as appropriate. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights.

License and Collaboration Agreements

We are a party to collaborations that we believe will contribute to our ability to advance development and ultimately commercialize our product candidates. We expect to enter into additional collaborations in the future. For instance, we intend to seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. Our existing collaborations impose, and any collaborations we may enter into in the future are likely to impose, certain performance obligations on us.

In addition, we are a party to a number of license agreements under which we license patents, patent applications and other intellectual property from third parties. We enter into these agreements to augment our proprietary intellectual property portfolio. This licensed intellectual property covers some of the compounds that we are developing and some of the scientific processes that we use. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future.

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

The key competitive factors affecting the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of and ease of access to companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

We are developing tamibarotene, our RARα agonist, for patients with AML and MDS. We are selecting patients for our clinical trials based on high levels of RARA gene expression. We are aware of several new drugs approved by the FDA since 2018 for the treatment of newly diagnosed unfit AML or patient subsets within newly diagnosed unfit AML (including ivosidenib, venetoclax, and glasdegib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). Tamibarotene may also face competition from other agents currently in clinical development for AML and MDS, including those in late-stage development from Abbvie Inc., Roche Holding AG, Taiho Oncology, Inc., and Pfizer Inc. We are not aware of any selective RARα agonist programs that are in active clinical development.

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
•
design of a clinical protocol and submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;
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

The IND and IRB Processes

An IND is a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to assure the safety and rights of patients and to determine that the quality of the investigation will be adequate to permit an evaluation of the proposed drug’s effectiveness and safety. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

Clinical Studies Outside the United States in Support of FDA Approval

Sponsors frequently conduct clinical trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial are made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to the long delay in issuing final implementing regulations by the Department of Health and Human Services, or HHS, the FDA has issued pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. These notices of non-compliance did not result in civil monetary penalties.

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

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues (should be limited to no more than 2 focused topics) and should not require input from more than 3 disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2024 is $4,048,695 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2024 is $416,734. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application within 60 days of receipt and must inform the sponsor by that time whether the application is sufficiently complete to permit substantive review. If not, the FDA will issue a Refuse to File determination to the sponsor. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs, but the review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

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

Further, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing patent or other regulatory exclusivity, including the non-patent and orphan exclusivity, for drug products. For biologic products, only non-patent exclusivity is extended. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months.

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

Specifically, in order for an abbreviated new drug application, or ANDA, to be approved, the FDA must find that the generic version is identical to the reference listed drug, or RLD, with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. The FDA’s regulations governing patent listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA or 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain PMA simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2024, the standard fee is $483,560 and the small business fee is $120,890.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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
•
the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, and other healthcare providers, as well as ownership and investment interests held by physicians, and their immediate family members.

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

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804

Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency—the California Privacy Protection Agency—whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices, and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil, and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

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

Non-Clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products—e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, is required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The main characteristics of the new regulation include a single set of documents to be prepared and submitted for the application, as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (EU Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EU Clinical Trials Register.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or CHMP, is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard.” The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The decentralized procedure is available to sponsors who wish to market a product in various EU Member States where such product has not received marketing approval in any EU Member States before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the sponsor, known as the reference member state. Under this procedure, a sponsor submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Conditional Approval

In particular circumstances, European Union legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization, but applicants can also request EMA to conduct an accelerated assessment, for instance in cases of unmet medical needs.

Exceptional Circumstances

A marketing authorization may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is close to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not, and will not in the future, have to provide the missing data. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional marketing authorizations, marketing authorizations have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

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

Separately, the regulatory authorities in the EU also adopted a new In Vitro Diagnostic Regulation (EU) 2017/746, which became effective in May 2022. The new regulation replaces the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. The regulation, among other things, strengthens the rules on placing devices on the market and reinforces surveillance once they are available; establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

General Data Protection Regulation

There are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Following the Court of Justice of the European Union decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.

Brexit and the Regulatory Framework in the United Kingdom

The U.K.’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Trade Agreement, which was applied provisionally beginning on January 1, 2021, and which entered into force on May 1, 2021. The Trade Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes, except that Northern Ireland will continue to broadly follow EU laws as further described below. As such, the Trade Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland, and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol.

On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide market authorization will be granted by the MHRA for all medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. The Windsor Framework was approved by the EU-U.K. Joint Committee on March 24, 2023, so the U.K. government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, is the primary legal instrument for the regulation of medicines in the U.K. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

EU laws which have been transposed into U.K. law through secondary legislation continue to be applicable as “retained EU law.” However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate market authorization will be required to market our product candidates in the U.K. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britain marketing authorization.

As with other issues related to Brexit, there are open questions about how personal data will be protected in the U.K. and whether personal information can transfer from the EU to the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR, although these transfers currently are permitted by an adequacy decision from the European Commission. The U.K. government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future. The U.K. and the U.S. have also agreed to a U.S.-U.K. “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the U.K. to the United States. In addition to the U.K., Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-U.K. Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

Sales and Marketing

We hold North American, European, Central and South American, Australian, Israeli and Russian commercialization rights to tamibarotene for all cancer indications, and worldwide rights to SY-2101 and SY-5609 for all potential indications.

We are planning our distribution, dispensing, commercial operations, and sales infrastructure strategy for a commercial launch of tamibarotene in the United States, subject to receiving marketing approval. We intend to build a focused and specialized sales organization in the United States to sell tamibarotene. We believe that such an organization will be able to address the community of physicians who are key specialists in treating the HR-MDS and unfit AML patient populations for which tamibarotene is being developed. We are building a marketing and commercial organization to create and implement marketing strategies for the anticipated commercial launch of tamibarotene. The responsibilities of the marketing organization include developing educational initiatives with respect to any approved products and, upon marketing approval of tamibarotene, engaging with institutional leaders, researchers and practitioners in relevant fields of medicine.

Where appropriate, we may elect to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products. To that end, we intend to seek a partner to commercialize tamibarotene in the territories outside the United States.

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

Employees

As of December 31, 2023, we had 68 full-time employees, including 25 employees with M.D., Ph.D. or Pharm.D. degrees. Of these full-time employees, 46 employees are engaged in research and development activities and 22 employees are engaged in general and administrative activities. During the year ended December 31, 2023, we hired 13 new employees, of whom 10 are engaged in research and development activities and three are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We conduct an employee engagement survey every year as well as regular pulse surveys, and based on the results of the surveys, we consider our relationship with our employees to be good. We focus on employee retention and attrition rates and our progress against equity, diversity and inclusion goals as key human capital measures in managing our business.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant losses for at least the next several years, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant net operating losses for at least the next several years. Our net losses were $164.6 million and $94.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $722.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the issuance of equity securities, through license and collaboration agreements, and through our credit facility with Oxford Finance LLC, or Oxford. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

We anticipate that our future funding requirements, both short-term and long-term, will depend on many factors and will increase substantially if and as we:

•
continue our planned clinical development activities with respect to tamibarotene;
•
develop and seek approval of companion diagnostic tests for use in identifying patients who may benefit from treatment with tamibarotene or any future product candidates;
•
seek to identify and develop additional product candidates, which may involve entering into collaborations, licensing agreements or other arrangements;
•
acquire or in-license other product candidates or technologies;
•
seek regulatory and marketing approvals for tamibarotene or any future product candidates that successfully complete clinical trials, if any;
•
establish sales, marketing, distribution and other commercial infrastructure to commercialize tamibarotene or other products for which we may obtain marketing approval, if any;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any collaborator is, able to obtain marketing approval for, and successfully commercialize, tamibarotene or any future product candidates. Successful commercialization will require achievement of key milestones, including initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling products for which marketing approval has been obtained, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our common stock.

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

We believe that our cash and cash equivalents as of December 31, 2023 will enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2025. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of all of our product candidates.

Our future funding requirements will depend on many factors, including those discussed above under “We have incurred significant losses since inception, expect to incur significant losses for at least the next several years, and may never achieve or maintain profitability.” Our future funding requirements may also depend on:

•
the costs of precommercial activities related to tamibarotene and any future product candidates, including any physician education programs relating to selecting and treating genomically defined patient populations;
•
the timing and amount of milestone and other payments due to TMRC Co. Ltd., or TMRC, associated with the development, manufacture and commercialization of tamibarotene;
•
the timing and amount of milestone payments due to Qiagen Manchester Limited, or Qiagen, associated with the development and commercialization of a companion diagnostic test for use with tamibarotene; and
•
the timing and amount of milestone payments due to Orsenix, LLC, or Orsenix, associated with any potential further development and commercialization of SY-2101 in the future.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the impacts of COVID-19, disruptions impacting global supply, the conflict between Russia and Ukraine and related sanctions against Russia, conflict in the Middle East, increasing inflation rates and interest rate changes. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to remain high in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, as we did through underwritten offerings of our common stock in December 2023 and January 2021 and in a private placement of our securities in September 2022, the ownership interests of our existing stockholders may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, debt financing, such as our term loan facility with Oxford, has created fixed payment obligations and imposed restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In this regard, we are seeking out-licensing opportunities for the clinical development of SY-5609. However, we cannot provide assurance that such a transaction will be consummated, or that sufficient additional capital to support further development can be obtained or will be obtained on favorable terms.

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

The Loan Agreement, as amended by the Loan Amendment, contains representations and warranties, affirmative and negative covenants applicable to us and our subsidiaries and events of default, as more fully described in the Loan Agreement, as amended. In particular, the Loan Agreement also includes events of default, the occurrence and during the continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our property securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us, or to immediately cease operations.

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

Risks Related to the Development and Commercialization of Product Candidates

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

We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or EMA, impose similar requirements in foreign jurisdictions. Before obtaining marketing approval from regulatory authorities for the sale of tamibarotene or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

Further, we may experience delays in initiating or completing clinical trials and preparing for regulatory submissions, particularly if there are changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA regulated products.

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
•
enrollment in these clinical trials, which may be particularly challenging for some of the diseases we target, may be slower than we anticipate;
•
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

In addition, conducting clinical trials in non-U.S. countries, as we may do for our product candidates, may present additional risks that may delay completion of our clinical trials. For example, on January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became applicable in the European Union, or EU, and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public. We have not previously secured authorization to conduct clinical studies in the EU pursuant to this new regulation and, accordingly, there is a risk that we may be delayed in commencing such studies.

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

Our approach to the development of tamibarotene is novel and unproven, and we do not know whether we will be able to recognize commercial value from tamibarotene.

We are currently focused on the development of tamibarotene, which is being evaluated in genomically defined patients whose diseases have not been adequately addressed to date by existing approaches. While we believe that targeting the patient population that overexpresses RARA may potentially lead to a higher likelihood of clinical success, our approach is both novel and unproven, and our efforts may not result in the development of a commercially viable medicine. We may also be incorrect about the effects of tamibarotene on the diseases of patients that overexpress RARA, which may limit the utility of our approach or the perception of the utility of our approach. For example, we have not yet succeeded and may never succeed in demonstrating efficacy and safety for tamibarotene or any other product candidates in a pivotal clinical trial or in obtaining marketing approval thereafter. Furthermore, our estimates of patient populations with RARA overexpression available for study and treatment may be lower than expected, which could adversely affect our ability to conduct our clinical trials of tamibarotene and may also adversely affect the size of any market for tamibarotene that we may successfully commercialize.

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

We cannot predict at this time whether the combination of tamibarotene or any future product candidates with another product, or with any premedication administered to mitigate potential side effects, will be well tolerated by patients in clinical studies or that any unexpected adverse events or undesirable side effects will not occur. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

Failure to successfully develop, validate, obtain regulatory approval for, and commercialize companion diagnostics could harm our commercialization strategy.

If we are to succeed in obtaining regulatory approval for a companion diagnostic to identify genomically defined subsets of patients with AML or MDS using our RARA biomarker, we will need to demonstrate to regulatory authorities that RARA biomarker selection is associated with a response to tamibarotene. We do not develop companion diagnostics internally and thus we will be dependent on the sustained cooperation and effort of third-party collaborators in developing, obtaining approval for, and commercializing a companion diagnostic to identify patients with RARA overexpression. In March 2022, we entered into a Master Collaboration Agreement and associated project work plan with Qiagen, pursuant to which Qiagen has agreed to develop and commercialize a companion diagnostic for this biomarker. Any delay or failure by us, Qiagen, or any future collaborators to develop, validate, obtain regulatory approval for, or commercialize companion diagnostics could harm our drug development strategy by delaying or preventing approval of tamibarotene or any future product candidates, delaying the commercialization of such product candidates, or diminishing the likelihood of achieving the commercial potential for such product candidates.

We and our collaborators may encounter difficulties in developing and validating companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, Qiagen or any future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics. In addition, Qiagen or any future collaborators may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with tamibarotene or any future product candidates due to lack of commercial viability, or our relationship with such collaborator may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with such product candidates or do so on commercially reasonable terms. Any of these challenges could adversely affect and/or delay the development and commercialization of the companion diagnostic and tamibarotene or any future product candidate.

In addition, companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. While tamibarotene and any future drug candidates will have their marketing applications reviewed by FDA’s Center for Drug Evaluation and Research, companion diagnostics require separate marketing applications under the primary jurisdiction of FDA’s Center for Devices and Radiological Health. This parallel jurisdiction and separate marketing applications could result in coordination issues, require additional time and effort, or result in delays or failure to obtain marketing approval for either the companion diagnostic or related drug indications. Foreign regulatory authorities may also require clinical trials to demonstrate the safety and efficacy of companion diagnostics, which would require separate regulatory clearance or approval prior to commercialization in those countries.

The companion diagnostic approval process can impact the therapeutic product approval process in several ways. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to ensuring the safe and effective use of a novel therapeutic product or new indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Additional regulations apply to companion diagnostics that are used to make critical treatment decisions. For example, the FDA has stated that a companion diagnostic used to determine patient selection will be considered a significant risk device requiring an investigational device exemption. If any companion diagnostic that we develop, whether alone or with a collaborator such as Qiagen, does not comply with these requirements, we would not be able to proceed with our planned trial of the applicable product candidate in these patient populations. Further, under the Federal Food, Drug, and Cosmetic Act, or FDCA, the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain premarket approval, or a PMA. Consequently, certain of our companion diagnostics may require us or our collaborators to obtain a PMA. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we or our collaborators are required by the FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we or our collaborators do not obtain, or there are delays in obtaining, FDA approval of a diagnostic device, we may not be able to effectively commercialize the product candidate and our ability to generate revenue will be materially impaired.

We may also face challenges related to the commercialization of companion diagnostics. Any delays or failures related to the development, validation or regulatory approval processes described above could delay the commercialization of tamibarotene or any future product candidate. In addition, while we believe that the adoption of screening and treatment into clinical practice guidelines is important for payer access, reimbursement, utilization in medical practice and commercial success, we and Qiagen or any future collaborators may have difficulties gaining acceptance of the use of the companion diagnostic in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenue from sales, if any, of tamibarotene or any future product candidates that are approved for commercial sale. As a result, our business, results of operations and financial condition could be materially harmed.

If we, or any collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or any collaborators, may not be able to initiate or continue clinical trials for tamibarotene or any future product candidates that we, or any collaborators, may develop if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including the size and nature of the patient population, the severity of the disease under investigation, and the availability of approved or investigational therapeutics for the relevant disease, the proximity of patients to clinical sites, the eligibility criteria for and design of the trial, efforts to facilitate timely enrollment, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, and actual or threatened public health emergencies and outbreaks of disease (including, for example, the COVID-19 pandemic). In addition, patients that enroll may subsequently be dropped from the clinical trial due to having misrepresented their eligibility to participate or due to non-compliance with clinical trial protocol, resulting in the need to increase the enrollment size for the clinical trial or extend the clinical trial’s duration.

In particular, our clinical trials of tamibarotene are enrolling patients with RARA overexpression, which patients we believe are most likely to respond to tamibarotene. Our estimates as to the prevalence of RARA overexpression in the patient populations we are targeting may prove to be incorrect, and the relatively low prevalence of RARA overexpression may make it difficult for us or third parties with whom we collaborate to identify patients for our trials, which may lead to delays in enrollment for our trials. Moreover, in light of the recent approval of new products for the treatment of AML, there is substantial competition for patients to be enrolled in clinical trials for this disease. Our inability, or the inability of any collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for tamibarotene or any future product candidates, delay or halt the development of and approval processes for such product candidates and jeopardize our, or any collaborators’, ability to commence sales of and generate revenues from such product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

Results of preclinical studies and early clinical trials may not be predictive of results of future or late-stage clinical trials.

We cannot assure you that we will be able to replicate in human clinical trials the results we observed in earlier studies. Moreover, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later or late-stage clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks in our clinical trials involving tamibarotene or in any future clinical trials involving other product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of tamibarotene or any future candidates, the development timeline and regulatory approval and commercialization prospects for such product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for tamibarotene or any future product candidates that we, or any collaborators, may develop.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for tamibarotene or any future product candidates, or may conclude after review of our data that our application is insufficient to obtain marketing approval of such product candidates. If the FDA does not accept or approve our NDAs for tamibarotene or any future product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. In addition, our development program for tamibarotene contemplates the development of a companion diagnostic by Qiagen, our third-party collaborator. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing tamibarotene, any future product candidates, or any companion diagnostics, and from generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for such product candidates, which could significantly harm our business.

Even if any product candidates that we, or any collaborators, may develop receive marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the product.

Clinical trials of tamibarotene or any future product candidates that we, or any collaborators, may develop will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, we could be subject to the withdrawal of prior regulatory approvals and/or the imposition of additional regulatory requirements, restrictions on manufacturing, labelling and marketing, and product recalls. In addition, we our any collaborators could be sued and held liable for harm caused to patients and could become subject to fines, injunctions or the imposition of civil or criminal penalties. Any of these events could harm our reputation, business and operations and could negatively impact our stock price.

Even if tamibarotene or any future product candidate that we, or any collaborators, may develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if tamibarotene or any future product candidate is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of tamibarotene and any future product candidates may require significant resources and may not be successful. If any such product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any product candidates, if approved for commercial sale, will depend on a number of factors, including the efficacy and safety of the product, the potential advantages of the product compared to competitive therapies, the prevalence and severity of any side effects, whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy, our ability, or the ability of any collaborators, to offer the product for sale at competitive prices, the product's convenience and ease of administration compared to alternative treatments, the willingness of the target patient population to try, and of physicians to prescribe, the product, limitations or warnings, including distribution or use restrictions, contained in the product's approved labeling, the strength of sales, marketing and distribution support, changes in the standard of care for the targeted indications for the product; and the availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. In this regard, we announced in November 2022 that we have elected to seek a partnership for the further development of SY-5609. Further, in October 2023, we announced a strategic realignment to prioritize key development and pre-launch activities to advance tamibarotene for the treatment of newly diagnosed HR-MDS and newly diagnosed AML, and to stop further investment in the clinical development of SY-2101.

Our decision to cease development of SY-2101 and SY-5609 and to allocate our resources towards the development of tamibarotene may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on tamibarotene or any future development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

If we are unable to establish sales and distribution capabilities or enter into sales and distribution arrangements with third parties, we may not be successful in commercializing any product candidates if approved.

We are planning our distribution, dispensing, commercial operations, and sales infrastructure strategy for a commercial launch of tamibarotene in the United States, subject to receiving marketing approval. We intend to build a focused and specialized sales and marketing organization in the United States to sell tamibarotene. We are building a marketing and commercial organization to create and implement marketing strategies for the anticipated commercial launch of tamibarotene and to oversee and support our sales force. We do not have a sales or distribution infrastructure and have no experience in the sale or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to build focused and specialized capabilities to commercialize tamibarotene for the HR-MDS and AML indications, where we believe that medical specialists are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. The development of sales, marketing and distribution capabilities requires substantial resources, is time consuming and could delay any product launch. If the commercial launch of tamibarotene or any future product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

In certain indications, we plan to seek to enter into collaborations that we believe may contribute to our ability to advance development and ultimately commercialize our product candidates. We also intend to seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. To that end, we intend to seek a partner to commercialize tamibarotene in the territories outside the United States. As a result of entering into any such arrangement with a third party to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing tamibarotene or any future product candidates that may receive marketing approval.

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

For example, we are aware of several new drugs approved by the FDA since 2018 for the treatment of newly diagnosed unfit AML or patient subsets within newly diagnosed unfit AML (including ivosidenib, venetoclax, and glasdegib), and one new drug approved by the FDA in 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine). Tamibarotene may also face competition from other agents currently in clinical development for AML and MDS, including those in late-stage development from AbbVie Inc., Roche Holding AG, Taiho Oncology, Inc., and Pfizer Inc.

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

The commercial success of tamibarotene or any future product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of such product candidates will be paid by third-party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize such product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any collaborators to recoup our or their investment in tamibarotene or any future product candidates, even if such product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any collaborators, to successfully commercialize tamibarotene or any future product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for tamibarotene or any future product candidates for which we, or any collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability claims as a result of the clinical testing of tamibarotene and any future product candidates, despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we or any collaborators commercially sell any product that we may or they may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of tamibarotene or any future product candidates. Regardless of the merits or eventual outcome, liability claims may result in, among other consequences, decreased demand for such product candidates or products that we may develop, injury to our reputation and significant negative media attention, withdrawal of clinical trial participants, significant costs to defend resulting litigation, substantial monetary awards to trial participants or patients, loss of revenue, reduced resources of our management to pursue our business strategy, and the inability to commercialize any products that we may develop.

Although we maintain clinical trial liability insurance coverage in the amount of up to $10.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we commercialize any product that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of tamibarotene or any future product candidates, which could harm our business, financial condition, results of operations and prospects.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials and certain aspects of our research, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials or research.

We currently rely and expect to continue to rely on third parties such as consultants, clinical investigators, CROs, clinical data management organizations, medical institutions and other similar entities, to complete certain aspects of our clinical trials and provide services in connection with such clinical trials. Any third parties on which we currently rely or may in the future rely may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. We additionally rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of tamibarotene or any future product candidates or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for tamibarotene or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

We currently depend on third-party manufacturers to produce our clinical drug supplies and we intend to rely upon third-party manufacturers to produce commercial supplies of any approved product candidates.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of tamibarotene and any future product candidates for clinical testing and for commercial supply of any of such product candidates for which we or our collaborators obtain marketing approval. We have engaged, and expect to continue engaging, third-party suppliers and manufacturers in China and India. Natural disasters such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises such as COVID-19 or other pandemics or epidemics, political crises such as terrorism, war, political insecurity or other conflict, or other events outside of our control could adversely affect the ability of these third parties to perform their obligations as expected.

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

Failure of Qiagen to successfully develop or commercialize a companion diagnostic test for use with tamibarotene to identify patients with RARA overexpression could harm our ability to commercialize tamibarotene.

We do not plan to internally develop a commercial companion diagnostic test to identify patients with RARA overexpression and, as a result, we will be dependent on the efforts of Qiagen to successfully develop and commercialize this test.

Qiagen may not perform its obligations as expected or as required under our agreement with Qiagen, may encounter production difficulties that could constrain the supply of the companion diagnostic test, may have difficulties gaining acceptance of the use of the companion diagnostic test in the clinical community, may not pursue commercialization of the companion diagnostic test even if they receive any required regulatory approvals, may elect not to continue the development of the companion diagnostic test based on changes in its strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities, may not commit sufficient resources to the marketing and distribution of the companion diagnostic test, and may terminate their relationship with us.

If the companion diagnostic test that is developed for use with tamibarotene fails to gain market acceptance, our ability to derive revenues from sales from tamibarotene would be harmed. If Qiagen or any other third parties we engage fail to commercialize the companion diagnostic test, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative test for use with tamibarotene or do so on commercially reasonable terms, which could adversely affect and/or delay commercial launch and cause us to fail to realize the full commercial potential of tamibarotene.

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
•
collaboration agreements may contain restrictions on our ability to enter into potential collaborations, to conduct research or development in certain fields, or to otherwise develop specified product candidates;
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

We are currently seeking, and we expect to continue to seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

If we are able to obtain marketing approval for tamibarotene or any future product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the United States. In addition, we may seek to establish one or more additional collaborators for the development and commercialization of any future product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We own certain patents and patent applications with claims directed to specific methods of using tamibarotene and we expect to have marketing exclusivity from the FDA and EMA for a period of no less than five and ten years, respectively, because tamibarotene has not been approved in these markets. Composition of matter patent protection in the United States and elsewhere covering tamibarotene has expired, however. In addition, we may in the future pursue further development of SY-2101, and we do not have composition of matter patent protection for arsenic trioxide, the active pharmaceutical ingredient of SY-2101. We may be limited in our ability to list our method patents in the FDA’s Orange Book if the use of our products, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the manufacture of tamibarotene and/or method of use patents, or to the formulation of SY-2101 drug product and/or methods of manufacture of SY-2101. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compounds not covered by the method of use, formulation or manufacturing method patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product's labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses of a generic version of tamibarotene or SY-2101 that are not covered by our patents would limit our ability to generate revenue from the sale of such products, if approved for commercial sale. In addition, any off-label use of a generic version of tamibarotene would limit our ability to generate revenue from the sale of tamibarotene, if approved for commercial sale.

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

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign tamibarotene or any future product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidate, which could harm our business significantly.

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

If we are unable to obtain and maintain sufficient patent protection for tamibarotene or any future product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize such product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to tamibarotene and any future proprietary product candidates. If we do not adequately protect our intellectual property, our competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to tamibarotene and other potential product candidates that are important to our business. We also license or purchase patent applications filed by others. The patent application and approval processes are expensive and time consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing tamibarotene or any future product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell tamibarotene and any future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds and methods of use for the treatment of the disease indications for which we are developing tamibarotene and any future product candidates. If any third-party patents or patent applications are found to cover such product candidates or their methods of use, we may not be free to manufacture or market such product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to tamibarotene or any future product candidates, including interference proceedings before the USPTO. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of such product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that such product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that such product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party's intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. It is possible, however, that we would be unable to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Alternatively, or additionally, it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing tamibarotene or any future product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Filing, prosecuting and defending patents on tamibarotene or any future product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products.

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

Risks Related to Regulatory Approval and Marketing of Tamibarotene or Any Future Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of tamibarotene or any future product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any collaborators, are not permitted to market any product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Tamibarotene and any future product candidates are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. The FDA or other regulatory authorities may determine that tamibarotene or any future product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Moreover, the FDA or other regulatory authorities may fail to approve the commercial companion diagnostic that Qiagen is developing to identify patients with RARA overexpression or any other companion diagnostics that we may develop with partners in the future. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any collaborators to generate revenue from tamibarotene or any future product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent tamibarotene or any future product candidates from being marketed abroad. Any approval we are granted for a product candidate in the United States would not assure approval of that product candidate in foreign jurisdictions.

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

In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and any collaborators and could delay or prevent the introduction of tamibarotene or any future product candidates in certain countries. In addition, if we or any collaborators fail to obtain the non-U.S. approvals required to market such product candidates outside the United States or if we or any collaborators fail to comply with applicable non-U.S. regulatory requirements, our target market will be reduced and our ability to realize the full market potential of such product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Further, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The U.K. and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

We are conducting and intend to continue conducting certain of our clinical trials globally. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are conducting and intend to continue conducting certain of our clinical trials globally. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

We, or any collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for any future product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.

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

We have obtained orphan drug designation for tamibarotene for the treatment of MDS in the United States, and for the treatment of AML in the United States and in Europe. In addition, the EMA has issued a positive opinion on our application for orphan drug designation for tamibarotene for the treatment of MDS in Europe. In the future, we or any collaborators may seek orphan drug designations for tamibarotene in other indications or territories or for other product candidates and may be unable to obtain such designations. Even if we do secure such designations and orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Further, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care. Finally, orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

Any product candidate for which we or our collaborators obtain marketing approval is subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements, when and if tamibarotene or any future product candidates are approved.

Any product candidate for which we or our collaborators obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. Accordingly, if we receive marketing approval for tamibarotene or any future product candidates, we would continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

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

The FDA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If tamibarotene or any future product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA, EMA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as tamibarotene or any future product candidate, if approved. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product’s approved labelling, or in other jurisdictions for uses that differ from the labelling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label uses, the FDA, EMA and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labelling, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of tamibarotene or any future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We may seek certain designations for product candidates, including Breakthrough Therapy and Fast Track designations, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as Breakthrough Therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

Designation as a Breakthrough Therapy or Fast Track is within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even though we have received Fast Track designation for tamibarotene for the treatment of HR-MDS, and even if we receive Breakthrough Therapy or Fast Track designation for another product candidate, the receipt of such designations may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that tamibarotene or one or more of our future product candidates no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may experience delays in their regulatory activities.

If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Current and future legislation may result in more rigorous coverage and reimbursement criteria for product candidates, which could increase the difficulty and cost for us and any collaborators to obtain marketing approval of tamibarotene or any future product candidates.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of tamibarotene or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for tamibarotene or any future product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

The TCJA, as amended by the CARES Act, additionally contains changes in tax law that could adversely affect our business or financial condition. The TCJA contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, and the limitation of the deduction for net operating losses to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research). In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The IRA also introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the TCJA, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the IRA and such additional legislation.

Current and future legislation designed to reduce prescription drug costs may affect the prices we and any collaborators may obtain for tamibarotene or any future product candidates.

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

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers.Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The IRA further delayed implementation of this rule to January 1, 2032.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for tamibarotene or any future product candidates or additional pricing pressures.

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

HIPAA and HITECH. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. While these provisions likely will not apply to us directly, they will apply to many of our partners and other entities assisting with our clinical trials and future activities, and therefore may impact our relationships with these entities and related costs;

False Statements Statute. The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, with specific exceptions, to report annually to HHS information related to payments and other transfers of value, including ownership and investment interests, to physicians and their family members; and

Analogous State and Foreign Laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

States also are passing privacy laws that may impact our business operations. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

In addition to California, eleven other states, have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the U.K. and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K. Data Protection Act and the GDPR, respectively. The U.K. and the U.S. have also agreed to a U.S.-U.K. “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the U.K. to the United States. In addition to the U.K., Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-U.K. Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and it is unclear what impact the decision by the United Kingdom to leave the European Union will have on the global economy. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for tamibarotene or any future product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our internal computer systems, or those of any collaborators or contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures and certain data recovery measures, our internal computer systems and those of our current and any collaborators and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, terrorism, war and telecommunication and electrical failures. We have experienced, and may experience in the future, security breaches of our information technology systems. Any system failure, accident or security breach that causes interruptions in our operations, for us or those third parties with which we contract, could result in a material disruption of our product development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from an ongoing, completed or future clinical trial could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities, our competitive position could be harmed and the further development and commercialization of tamibarotene or any future product candidates may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties have attempted, and may in the future attempt, to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, our ability to oversee and identify risks from cybersecurity threats associated with the use of third-party service providers is limited. Despite our efforts, the possibility of these events occurring to our internal computer systems or to those of the third parties on which we rely cannot be eliminated entirely. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment as a result of public health outbreaks, which may be less secure and more susceptible to hacking attacks.

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

Public health crises such as pandemics, epidemics and outbreaks could adversely impact our business. For example, COVID-19 has impacted, and it or another public health epidemic or outbreak may impact in the future, our operations and those of our third-party partners. The ultimate impact of any such public health epidemic or outbreak will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity, duration and any recurrence of such pandemic, actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, the effectiveness of vaccination and booster vaccination campaigns, work from home and return-to-work arrangements, compliance with governmental measures in connection with such pandemic, among others. Such pandemic or a similar public health epidemic or outbreak could adversely impact our ability to conduct clinical trials and our business generally and could have a material adverse impact on our operations and financial condition and results. In addition, a recession, depression or other sustained adverse market event resulting from COVID-19 or a similar public health epidemic or outbreak could materially and adversely affect our business and the value of our common stock.

Our future success depends on our ability to attract and retain key management and scientists, development, medical and commercial staff, consultants and advisors.

Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the pharmaceutical research and development and business development expertise of Conley Chee, our president and chief executive officer; Jason Haas, our chief financial officer; Gerald E. Quirk, Esq., our chief legal officer and head of business development; David A. Roth, M.D., our chief medical officer; and Kristin Stephens, our chief development officer. Each of our executive officers are employed "at will," meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason. We also rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy.

Our industry has experienced a high rate of turnover of management, scientific, clinical, medical and commercial personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to attract and reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may face additional challenges in attracting and retaining employees. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize tamibarotene or any future product candidates will be limited.

We expect to expand our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

If we receive marketing approval for tamibarotene, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and distribution. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems and recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of tamibarotene or any future product candidates.

We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms, or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, as we did in connection with our acquisition of Tyme Technologies, Inc. in 2022, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a catastrophic event, such as a terrorist attack, war or other armed conflict, geopolitical tensions or trade wars, pandemic or natural disaster.

We depend on our employees, consultants, CROs, as well as regulatory agencies and other parties, for the continued operation of our business. Despite any precautions that we or any third parties on whom we depend take for catastrophic events, including terrorist attacks, wars or other armed conflicts, geopolitical tensions or trade wars, pandemics or natural disasters, these events could result in significant disruptions to our research and development, manufacturing, preclinical studies, clinical trials, and, ultimately, if approved, the commercialization of tamibarotene or any other future products. Long-term disruptions in the infrastructure caused by these types of events, such as natural disasters, which are increasing in frequency due to the impacts of climate change, the outbreak of wars or other armed conflicts, the escalation of hostilities, geopolitical tensions or trade wars, acts of terrorism or “acts of God,” particularly involving geographies in which we or third parties on whom we depend have offices, manufacturing or clinical trial sites, could adversely affect our businesses. We cannot be certain what the overall impact of such events will be on our business or on the business of any third parties on whom we depend. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not include or be adequate to compensate us for all losses that may occur. Any catastrophic event affecting us, our CROs, regulatory agencies or other parties with which we are engaged could have a material adverse effect on our operations and financial performance.

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

•
the timing and results of clinical trials of tamibarotene or any future product candidates;
•
the success of existing or new competitive products or technologies;
•
regulatory actions with respect to tamibarotene or any future product candidates or our competitors' products and product candidates;
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
•
actual or threatened public health emergencies and outbreaks of disease (including, for example, COVID-19); and
•
the other factors described in this “Risk Factors” section and elsewhere in this Annual Report.

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

As of December 31, 2023, we had federal and state net operating loss carryforwards of $348.7 million and $349.0 million, respectively, and federal and state research and development tax credit carryforwards of $10.6 million and $1.5 million, respectively. These carryforwards could expire unused and be unavailable to offset future income tax liabilities. Our net operating loss carryforwards generated before 2018 will generally expire at various dates through 2037 and our research and development tax credit carryforwards will generally expire at various dates through 2043.

As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that have significantly impacted our ability to utilize our net operating losses to offset taxable income in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We have certain processes for assessing, identifying, and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee, customer and patient information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, response plans, regular vulnerability testing on our systems, incident simulations and routine review of our policies and procedures to identify risks and adapt our practices. We engage certain external parties, including a managed security service provider, independent privacy assessors, computer security firms and risk management, peer companies, industry groups and governance experts, to ensure our cybersecurity oversight.

Our board of directors does not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect the Company or its business strategy, results of operations or financial condition.

The Audit Committee of the board of directors provides direct oversight over cybersecurity risk and provides updates to the board of directors regarding such oversight. The Audit Committee receives quarterly updates from management regarding cybersecurity matters.

Our Senior Director of Information Technology leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to maintain awareness of cybersecurity risks, including email, web, and data security. The Senior Director of Information Technology has over 25 years of experience designing, implementing, and running information technology and cybersecurity programs and processes using the National Institute of Standards and Technology, or NIST, Framework.

To deter and detect cyber threats, we annually provide all employees, including part-time and temporary employees, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. To mitigate cybersecurity risks and bolster our employee-based cybersecurity programs, we monitor all user traffic and restrict access by country. In addition, access to web sites is filtered and monitored, and credentials for systems and services require multi-factor authentication whenever possible.

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

Holders of Our Common Stock

As of March 6, 2024, there were approximately 73 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Overview

We are a biopharmaceutical company committed to developing new standards of care for the frontline treatment of patients with hematologic malignancies. Driven by the motivation to help patients with blood disorders that have largely eluded other targeted approaches, we are advancing tamibarotene, a selective retinoic acid receptor alpha, or RARa, agonist for which we are conducting SELECT-MDS-1, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in a genomically defined subset of patients with higher-risk myelodysplastic syndrome, or HR-MDS, and for which we are conducting SELECT-AML-1, a randomized Phase 2 clinical trial evaluating tamibarotene in combination with venetoclax and azacitidine in a genomically defined subset of newly diagnosed patients with acute myeloid leukemia, or AML, who are not suitable candidates for standard intensive chemotherapy.

At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, we presented data from our fully enrolled Phase 2 clinical trial assessing the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed AML patients who are not suitable candidates for standard intensive chemotherapy, as well as in relapsed or refractory AML patients who have been prospectively selected using our proprietary RARA, the gene that codes for RARa, biomarker. As of an October 1, 2020 data cut-off, 51 newly diagnosed unfit AML patients, including patients with and without RARA gene overexpression, were eligible for a safety analysis. Among these patients, tamibarotene in combination with azacitidine was generally well-tolerated, with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single agent azacitidine. As of the data cut-off, of the 18 patients with RARA overexpression that were evaluable for clinical response, 50% of patients achieved complete response, or CR, and 11% achieved a complete response with incomplete blood count recovery, or CRi, for a total CR/CRi rate of 61%. The median time to initial CR/CRi response was 1.2 months, the median duration of CR/CRi response was 10.8 months, and the median overall survival, or OS, among patients who achieved a CR or CRi was 18.0 months. As of the data cut-off, of the 28 patients without RARA overexpression that were evaluable for clinical response, the overall response rate was 43%, with a CR/CRi rate of 32%, with 25% of patients achieving CR and 7% achieving CRi. The median time to initial CR/CRi response was 3.0 months, and the median duration of CR/CRi response was 10.3 months. Approximately 25,000 patients are diagnosed with unfit AML in the United States and Europe annually and we expect the overall total global market for all AML patients to grow to approximately $7.5 billion by 2028.

Based on these data and our assessment of ongoing areas of high unmet need, we advanced tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in newly diagnosed HR-MDS patients with RARA overexpression, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and we believe that approximately 50% of HR-MDS patients overexpress RARA. We believe that approximately 18,500 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total global market for myelodysplastic syndrome, or MDS, patients of all risk groups to grow to approximately $4.7 billion by 2028. The SELECT-MDS-1 trial is evaluating newly diagnosed HR-MDS patients with RARA overexpression in a double-blind placebo-controlled study design, randomized 2:1 to receive tamibarotene in combination with azacitidine, or placebo in combination with azacitidine, respectively. The primary efficacy endpoint is based on 190 patients to provide over 90% power to detect a difference in CR rates between the experimental and control arms with a one-sided alpha of 0.025. The United States Food and Drug Administration, or FDA, has expressed that the CR rate is an acceptable efficacy endpoint for either full or accelerated approval for treatment of newly diagnosed HR-MDS with supporting data on durability of remission. Informed by feedback from the FDA, we amended the SELECT-MDS-1 clinical trial protocol in March 2023 to include a total of approximately 550 patients to enable us to assess OS as a key secondary endpoint, which could allow the trial to serve as a confirmatory study if needed to convert an accelerated approval to a full approval in the future. The amended clinical trial protocol is designed with 80% power to detect a difference in OS rates for the key secondary endpoint between the experimental and control arms, also with a one-sided alpha of 0.025. In January 2023, the FDA granted Fast Track Designation to tamibarotene in combination with azacitidine for the treatment of adults with newly diagnosed HR-MDS who are positive for RARA overexpression. In the first quarter of 2024, we completed enrollment of the 190 patients necessary to support the CR primary endpoint analysis, and we expect to report pivotal CR data from the SELECT-MDS-1 trial by the middle of the fourth quarter of 2024.

In addition, we are advancing tamibarotene in combination with venetoclax and azacitidine in newly diagnosed unfit AML patients who are positive for RARA overexpression. Our ongoing Phase 2 clinical trial, known as SELECT-AML-1, included a single-arm safety lead-in to confirm the dosing regimen of the triplet to be used in the randomized portion of the trial, which is evaluating the safety and efficacy of tamibarotene in combination with venetoclax and azacitidine compared to venetoclax and azacitidine in approximately 80 patients randomized 1:1. The trial is also evaluating the triplet as a salvage strategy for patients in the control arm who do not respond to venetoclax and azacitidine. The primary endpoint of the trial is the CR/CRi rate and the study is powered at 80% to detect a difference between the experimental and control arms. In December 2022, we reported data from the safety lead-in portion of SELECT-AML-1. As of the data cut-off, eight newly diagnosed, unfit patients who were positive for RARA overexpression had been enrolled in the trial, including six who were evaluable for response. In this population, tamibarotene in combination with venetoclax and azacitidine administered at approved doses showed no evidence of increased toxicity relative to the doublet combination of venetoclax and azacitidine. This includes rates of myelosuppression which were comparable to reports with venetoclax and azacitidine in this population. Among these patients, the CR/CRi rate was 83%, consisting of two patients (33%) who achieved a CR and three patients (50%) who achieved a CRi. These data supported our decision to initiate the randomized portion of the SELECT-AML-1 trial.

On December 6, 2023, we announced initial data from the randomized portion of SELECT-AML-1. As of November 13, 2023, 23 newly diagnosed unfit AML patients positive for RARA overexpression had enrolled in the randomized portion of the trial, including 19 who were evaluable for response. The CR/CRi rate was 100% among response evaluable patients (nine of nine) treated with the combination of tamibarotene, venetoclax and azacitidine, as compared to 70% of patients (seven of ten) treated with the control arm of venetoclax and azacitidine. Seven of the nine response evaluable patients (78%) treated with the combination of tamibarotene, venetoclax and azacitidine achieved a CR and two patients (22%) achieved a CRi. Three of the ten response evaluable patients (30%) treated with the control achieved a CR and four patients (40%) achieved a CRi. The median time to CR/CRi response was 21 days (ranging from 14-28) among patients treated with the combination of tamibarotene, venetoclax and azacitidine, as compared to 25 days (ranging from 17-56) among patients treated with the control, with the CR/CRi being reached by 100% of patients in the triplet arm by the end of cycle one, compared with 60% of patients in the doublet control arm. Consistent with prior clinical experience from the safety lead-in portion of this study, tamibarotene administered in combination with approved doses of venetoclax and azacitidine was generally well tolerated, and the overall safety profile demonstrated no additive toxicities or new safety signals, or evidence of increased myelosuppression compared to treatment with the doublet combination of venetoclax and azacitidine. The majority of non-hematologic adverse events were low-grade and reversible, and rates of serious adverse events were comparable between the study arms. As of the data cut-off, there was comparable exposure across the treatment arms, consisting of 66 days (ranging from 8-188) among patients treated with the combination of tamibarotene, venetoclax and azacitidine, and 75 days (ranging from 7-227) for patients treated with the control. Patients will be followed for duration of response, minimal residual disease-negative response, and survival. We continue to enroll patients in SELECT-AML-1 and anticipate reporting additional data from the trial in 2024. There can be no guarantee that this additional data will replicate the results of the initial data that was reported in December 2023.

Financings

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

On December 21, 2023, we issued and sold an aggregate of 4,939,591 shares of our common stock at a price of $4.42 per share, and, in lieu of our common stock to certain investors who so chose, pre-funded warrants to purchase an aggregate of 5,242,588 shares of our common stock at a price of $4.419 per pre-funded warrant, in an underwritten offering resulting in gross proceeds of approximately $45.0 million, before deducting underwriting fees and other transaction costs of approximately $3.2 million. The offering was made pursuant to an underwriting agreement between us and Cowen and Company, LLC and Piper Sandler & Co. on December 18, 2023. Pursuant to the underwriting agreement, the underwriters purchased the shares of common stock from us at a price of $4.1548 per share and the pre-funded warrants from us at a price of $4.15386 per share underlying each pre-funded warrant. The shares of common stock and the pre-funded warrants were issued, and any shares of common stock issuable upon exercise of the pre-funded warrants will be issued, pursuant to a shelf registration statement on Form S-3 that was filed with the U.S. Securities Exchange Commission, or SEC, on April 6, 2023 and declared effective by the SEC on April 28, 2023.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2023, we recognized $9.9 million of revenue, all of which was attributable to our collaboration with Global Blood Therapeutics, now a subsidiary of Pfizer, Inc., or GBT. For the year ended December 31, 2022, we recognized $14.9 million of revenue,$13.6 million of which was attributable to our collaboration with GBT and $1.3 million of which was attributable to our target discovery collaboration with Incyte Collaboration, or Incyte. Our collaborations with GBT and Incyte were terminated effective October 2023, and we do not expect to recognize collaboration revenue from GBT or Incyte in subsequent reporting periods.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including the preclinical and clinical development of our product candidates, which include:

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022
Tamibarotene external costs	$55,309	$41,549
SY-5609 program external costs	2,708	6,754
SY-2101 program external costs	4,998	4,211
Other research program external costs	7,059	15,658
Employee-related expenses, excluding stock-based compensation	26,679	30,321
Stock-based compensation	4,746	5,946
Facilities and other expenses	6,654	7,505
Total research and development expenses	$108,153	$111,944

We expect to incur significant research and development expenses for the foreseeable future as we seek to advance our clinical trials involving tamibarotene. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of tamibarotene or any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of any product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

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

Revenue

To date our only revenue has consisted of collaboration and license revenue. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2023, we recognized $9.9 million of revenue, all of which was attributed to our collaboration with GBT. For the year ended December 31, 2022, we recognized $14.9 million of revenue, $13.6 million of which was attributable to our collaboration with GBT and $1.3 million of which was attributable to our target discovery collaboration with Incyte.

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

Research and Development Expenses

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of our product candidates. Research and development costs include salaries and benefits, materials and supplies, external research, preclinical and clinical development expenses, stock-based compensation expense and facilities costs. Facilities costs primarily include the allocation of rent, utilities, depreciation and amortization.

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

We record accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the work being performed, including the phase or completion of the event, invoices received and costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

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

Warrants

We account for our issued warrants as either liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480-10, or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or ASC 815-40. Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, we consider the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, we assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

On December 21, 2023, we issued and sold an aggregate of 4,939,591 shares of common stock at a price of $4.42 per share, and, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 5,242,588 shares of common stock, or the 2023 Pre-Funded Warrants, at a price of $4.419 per 2023 Pre-Funded Warrant, resulting in gross proceeds of approximately $45.0 million, before deducting underwriting fees and other transaction costs of approximately $3.2 million.

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

On December 8, 2020, through a private placement, we issued 1,031,250 shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 100,000 shares of common stock, or the 2020 Pre-Funded Warrants, and, in each case, accompanying warrants, or the 2020 Warrants, to purchase an aggregate of up to 282,809 additional shares of common stock (or 2020 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $80.00 per share and accompanying warrant (or $79.90 per pre-funded warrant and accompanying warrant). The private placement resulted in aggregate gross proceeds of $90.5 million, before $0.4 million of transaction costs.

In the event of certain fundamental transactions involving the Company, the holders of 2022 Warrants and 2020 Warrants may require us to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of 2023 Pre-Funded Warrants, 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, we accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2023 Pre-Funded Warrants, 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2023 Pre-Funded Warrants, 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for us to repurchase our shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2023 Pre-Funded Warrants, 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and 2020 Warrants was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. We remeasured the aggregate fair value of the 2022 Warrants and 2020 Warrants at December 31, 2023 and 2022 as $61.7 million and $24.5 million, respectively. The change in fair value of $37.3 million (loss) and $43.2 million (gain) was recorded in our statement of operations for the years ended December 31, 2023 and 2022, respectively.

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

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. We estimate our expected stock volatility based on our historical volatility. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options to non-employees can be determined using either the contractual term of the option award or the “simplified” method. We elected to continue to use the contractual term in determining the expected term of stock option to non-employees. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We use the value of our common stock to determine the fair value of restricted stock awards.

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

We have computed the fair value of stock options at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Weighted-average risk-free interest rate	3.93%	3.56%
Expected dividend yield	—%	—%
Expected option term (in years)	5.32	5.80
Volatility	84.44%	83.32%

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2023	2022	Dollar Change	% Change
Statements of Operations Data:
Revenue	$9,936	$14,880	$(4,944)	$(33)%
Operating expenses:
Research and development	108,153	111,944	(3,791)	(3)%
General and administrative	28,282	29,299	(1,017)	(3)%
Transaction related expenses	—	9,510	(9,510)	(100)%
Restructuring costs	2,489	—	2,489	—%
Total operating expenses	138,924	150,753	(11,829)	(8)%
Loss from operations	(128,988)	(135,873)	6,885	(5)%
Interest income	6,816	2,132	4,684	220%
Interest expense	(5,127)	(4,134)	(993)	24%
Change in fair value of warrant liabilities	(37,275)	43,221	(80,496)	(186)%
Net loss	$(164,574)	$(94,654)	$(69,920)	$74%

Revenue

For the year ended December 31, 2023, we recognized approximately $9.9 million of revenue, all of which was attributable to our collaboration with GBT. For the year ended December 31, 2022, we recognized approximately $14.9 million of revenue, $13.6 million of which was attributable to our collaboration with GBT and $1.3 million of which was attributable to our target discovery collaboration with Incyte. The decrease in revenue for the year ended December 31, 2023 was primarily attributable to the decrease in the percentage of completion achieved related to our collaboration with GBT during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Research and Development Expense

Research and development expense decreased by approximately $3.7 million, or 3%, from $111.9 million for the year ended December 31, 2022 to $108.2 million for the year ended December 31, 2023. The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022, together with the changes to those items in dollars (in thousands):

	Year Ended December 31,
	2023	2022	Dollar Change	% Change
External research and development	$61,280	$61,370	$(90)	(0)%
Employee-related expenses, excluding stock-based compensation	26,679	30,321	(3,642)	(12)%
Stock-based compensation	4,746	5,946	(1,200)	(20)%
Consulting, licensing and professional fees	8,794	6,802	1,992	29%
Facilities and other expenses	6,654	7,505	(851)	(11)%
Total research and development expenses	$108,153	$111,944	$(3,791)	(3)%

The change in research and development expense was primarily attributable to research and development activities associated with advancing our lead clinical and preclinical programs and enhancing our internal capabilities, and included the following:

•
a decrease of approximately $3.6 million, or 12%, for employee-related expenses, excluding stock-based compensation, primarily due to the decrease in headcount associated with the restructuring of our operations;

•
a decrease of approximately $1.2 million, or 20%, for stock-based compensation, primarily due to the decrease in headcount associated to the restructuring of our operations;
•
an increase of approximately $2.0 million, or 29%, for consulting, licensing and professional fees, primarily related to the advancement of our existing clinical trials of tamibarotene, and;
•
a decrease of approximately $0.9 million, or 11%, in facilities and other expenses primarily due to the closure of our laboratory facilities as part of the restructuring of our operations.

General and Administrative Expense

General and administrative expense decreased by approximately $1.0 million, or 3%, from $29.3 million for the year ended December 31, 2022 to $28.3 million for the year ended December 31, 2023. The change in general and administrative expense was primarily attributable to a decrease in consulting and other professional fees, and a decrease in facilities costs.

Restructuring Costs

Restructuring costs for the year ended December 31, 2023 consist primarily of severance, post-employment benefit, outplacement services, impairment charges and any other expenses that we incur related to the realignment of our strategy and cost reduction measures.

Transaction Related Expenses

Transaction related expenses for the year ended December 31, 2022 primarily consist of incurred costs allocated to the warrants issued in connection with the PIPE Financing that were accounted for as liabilities, and severance paid to former Tyme employees.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The increase in interest income during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to the higher interest rate during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Interest Expense

Interest expense was related to our credit facility with Oxford Finance LLC, or Oxford. Interest expense increased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to a higher average carrying value of the credit facility and the increasing interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities (loss) during the year ended December 31, 2023 was primarily driven by the increase in the price of our common stock from December 31, 2022 to December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through December 31, 2023 primarily through the issuance of equity securities, through license and collaboration agreements, and through the credit facility with Oxford.

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. On July 3, 2022, we entered into an amendment to the Loan Agreement with Oxford, or the Loan Amendment. Pursuant to the Loan Amendment, Oxford has agreed to modify the Loan Agreement in order to, among other things, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026. As of December 31, 2023, $20.0 million remains available under the Loan Agreement, at the sole discretion of Oxford.

In January 2021, we issued shares of our common stock in an underwritten public offering resulting in gross proceeds of $75.6 million, before deducting underwriting discounts and commissions and other transaction expenses of approximately $5.1 million, pursuant to a universal shelf registration statement on Form S-3 that was filed with the SEC on June 12, 2020.

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

On April 6, 2023, we filed a universal shelf registration statement on Form S-3, or the 2023 Registration Statement, with the SEC to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The 2023 Registration Statement was declared effective on April 28, 2023. Further, in April 2023, we entered into an at-the-market sales agreement, or the 2023 sales agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to the 2023 Registration Statement. During the year ended December 31, 2023, we issued and sold 350,000 shares of common stock pursuant to the 2023 sales agreement for gross proceeds of $1.4 million, before deducting underwriting fees.

Upon entry into the 2023 sales agreement, we terminated our prior at-the-market program pursuant to the original sales agreement dated July 12, 2020. At the time of such termination, the entire $75.0 million available under such agreement remained unsold.

In December 2023, we issued shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase our common stock, pursuant to the 2023 Registration Statement, in an underwritten offering resulting in gross proceeds of $45.0 million, before deducting underwriting fees and other transaction costs of approximately $3.2 million.

As of December 31, 2023, $48.6 million of our common stock remained available for future issuance under the 2023 sales agreement.

As of December 31, 2023, $205.0 million of securities remained available for issuance under the 2023 Registration Statement.

As of December 31, 2023, we had cash and cash equivalents of approximately $139.5 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022

Net cash (used in) provided by:
Operating activities	$(109,707)	$(123,065)
Investing activities	37,337	67,185
Financing activities	43,462	131,045
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,908)	$75,165

Net Cash Used in Operating Activities

The use of cash in operating activities in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $109.7 million during the year ended December 31, 2023, compared to $123.1 million during the year ended December 31, 2022. The decrease in cash used in operating activities was primarily due to a $6.9 million decrease in the loss from operations during the year ended December 31, 2023, a $3.1 million increase in interest income, and a $10.6 million increase in the change in net operating assets and liabilities, partially offset by a $0.9 million decrease in stock-based compensation, a $1.1 million increase in interest expense, and $5.0 million of transaction costs allocated to warrants issued in connection with the PIPE Financing.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $37.3 million during the year ended December 31, 2023, compared to net cash provided by investing activities of $67.2 million during the year ended December 31, 2022. The net cash provided by investing activities during the year ended December 31, 2023 was primarily due to maturities of our investment in marketable securities of $87.0 million and proceeds from disposal of assets-held-for-sale of $1.6 million, partially offset by the purchase of $51.0 million of marketable securities and $0.3 million of property and equipment.

Net cash provided by investing activities during the year ended December 31, 2022 was primarily due to maturities of our investment in marketable securities of $68.4 million, partially offset by the purchase of $1.2 million of property and equipment.

Net Cash Provided by Financing Activities and Merger

Net cash provided by financing activities was $43.5 million during the year ended December 31, 2023, compared to net cash provided by financing activities of $131.1 million during the year ended December 31, 2022. Cash provided by financing activities for the year ended December 31, 2023 was primarily due to $41.9 million of proceeds from the issuance of common stock and accompanying pre-funded warrants in an underwritten registered offering, net of issuance costs, $1.4 million of proceeds from the issuance of common stock pursuant to the 2023 sales agreement, net of issuance costs, and $0.3 million of proceeds from the issuance of common stock through our employee stock purchase plan, partially offset by $0.1 million of payments made under our financing lease.

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

Material Cash Requirements from Known Contractual Obligations

Our material cash requirements from known contractual obligations as of December 31, 2023 consisted of:

•
Principal and interest payments under our loan and security agreement with Oxford. For additional information regarding the terms of the debt and interest payable, see Note 8 to the consolidated financial statements in Item 8 of this Annual Report.
•
Operating lease liabilities with respect to our lease of approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term ending in February 2030. For additional information regarding the terms of this operating lease, see Note 11 to the consolidated financial statements in Item 8 of this Annual Report.
•
Contingent milestone obligations that may become payable pursuant to the asset purchase agreement with Orsenix. For additional information regarding these contingent milestone obligations, see Note 11 to the consolidated financial statements in Item 8 of this Annual Report.

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

We believe that our cash and cash equivalents as of December 31, 2023, will enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2025. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
•
the timing and amount of milestone and other payments due to TMRC associated with the development, manufacture and commercialization of tamibarotene;
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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2023, we had no significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYROS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Syros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syros Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with US generally accepted accounting principles.

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

Phase 3 and Phase 2 Tamibarotene Prepaid and Accrued and Research & Development Costs
Description of the Matter

The Company’s accrued expenses totaled $16.1 million as of December 31, 2023 inclusive of accrued research and development expenses related to the Company’s Phase 3 and Phase 2 Tamibarotene clinical trials. In addition, the Company’s prepaid expenses and other current assets were $5.5 million, which included amounts that were paid in advance of services incurred pursuant to the Company’s Phase 3 and Phase 2 Tamibarotene clinical trials. As discussed in Note 2 to the consolidated financial statements, the Company analyzes the progress of the clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period for the Company’s Phase 3 and Phase 2 Tamibarotene clinical trials. The Company is required to estimate such prepaids and accruals using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet within prepaid or accrued expenses and other current assets.

Auditing the Company’s prepaid and accrued research and development costs for the Phase 3 and Phase 2 Tamibarotene clinical trials was complex, as accounting for the costs associated with this clinical trial required subjective estimates of the level of services performed and the associated costs incurred by service providers. Furthermore, due to the duration of the Company’s Phase 3 and Phase 2 Tamibarotene clinical trials, and the timing of information received from third parties, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit

To evaluate the prepaid and accrued research and development costs for the Phase 3 and Phase 2 Tamibarotene clinical trials, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to determine the recorded accruals and prepayments. To test the significant judgments and estimates, we corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. In addition, we reviewed estimates of costs incurred to date provided to the Company from third parties. We also analyzed fluctuations in accruals by vendor and by trial throughout the period subject to audit, evaluated the costs incurred per trial, site and/or patient for reasonableness and tested subsequent invoices received from third parties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

March 27, 2024

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$139,526	$167,467
Marketable securities	—	34,837
Unbilled receivable	—	1,694
Prepaid expenses and other current assets	5,454	7,394
Total current assets	144,980	211,392
Property and equipment, net	7,298	11,353
Other long-term assets	1,592	5,348
Restricted cash	2,119	3,086
Right-of-use asset – operating lease	12,185	13,231
Right-of-use assets – financing leases	—	76
Total assets	$168,174	$244,486
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,544	$6,411
Accrued expenses	16,146	17,966
Deferred revenue	—	4,330
Financing lease obligations	—	65
Operating lease obligation, current portion	2,324	2,006
Debt, current portion	6,667	—
Total current liabilities	36,681	30,778
Operating lease obligation, net of current portion	18,528	20,851
Warrant liabilities	61,747	24,472
Debt, net of debt discount, net of current portion	34,556	40,649
Commitments and contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2023 and December 31, 2022; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 70,000,000 shares authorized at December 31, 2023 and December 31, 2022; 26,448,678 and 20,263,116 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	26	20
Additional paid-in capital	739,443	685,847
Accumulated other comprehensive income	—	102
Accumulated deficit	(722,807)	(558,233)
Total stockholders' equity	16,662	127,736
Total liabilities and stockholders' equity	$168,174	$244,486

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2023	2022
Revenue	$9,936	$14,880
Operating expenses:
Research and development	108,153	111,944
General and administrative	28,282	29,299
Transaction related expenses	—	9,510
Restructuring (Note 14)	2,489	—
Total operating expenses	138,924	150,753
Loss from operations	(128,988)	(135,873)
Interest income	6,816	2,132
Interest expense	(5,127)	(4,134)
Change in fair value of warrant liabilities	(37,275)	43,221
Net loss applicable to common stockholders	$(164,574)	$(94,654)
Net loss per share applicable to common stockholders - basic and diluted	$(5.81)	$(7.49)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	28,325,779	12,631,968

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 31,
	2023	2022
Net loss	$(164,574)	$(94,654)
Other comprehensive (loss) gain:
Unrealized holding (loss) gain on marketable securities, net of tax	(102)	181
Comprehensive loss	$(164,676)	$(94,473)

See accompanying notes to consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2021	6,202,403	$6	$548,870	$(79)	$(463,579)	$85,218
Exercise of stock options	3,770	—	—	—	—	—
Vesting of restricted stock units	86,066	1	—	—	—	1
Issuance of shares under Employee Stock Purchase Plan	48,560	—	217	—	—	217
Issuance of shares in private placement, net of issuance cost of $5,068	6,387,173	6	60,106	—	—	60,112
Issuance of shares in merger, net of issuance cost of $3,136	7,546,014	7	65,325	—	—	65,332
Cancellation of fractional shares due to reverse stock split	(10,870)	—	(81)	—	—	(81)
Stock-based compensation expense	—	—	11,410	—	—	11,410
Other comprehensive gain	—	—	—	181	—	181
Net loss	—	—	—	—	(94,654)	(94,654)
Balance at December 31, 2022	20,263,116	$20	$685,847	$102	$(558,233)	$127,736
Vesting of restricted stock units	481,142	1	(1)	—	—	—
Issuance of shares under Employee Stock Purchase Plan	95,998	—	257	—	—	257
Exercise of Pre-funded warrants	246,831	—	—	—	—	—
Issuance of restricted stock awards	72,000	—	—	—	—	—
Issuance of shares in an underwritten registered direct offering, net of issuance cost of $3,446	4,939,591	5	41,549	—	—	41,554
Issuance of common stock at-the-market, net of issuance costs	350,000	—	1,357	—	—	1,357
Stock-based compensation expense	—	—	10,434	—	—	10,434
Other comprehensive loss	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	(164,574)	(164,574)
Balance at December 31, 2023	26,448,678	$26	$739,443	$—	$(722,807)	$16,662

See accompanying notes to consolidated financial statements

SYROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2023	2022
Operating activities
Net loss	$(164,574)	$(94,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,252	2,706
Non-cash lease expense	76	261
Impairment of long-lived assets	515	—
Transaction costs allocated to warrants issued in connection with private placement	—	5,015
Stock-based compensation expense	10,434	11,410
Change in fair value of warrant liabilities	37,275	(43,221)
Net amortization of premiums and discounts on marketable securities	(1,314)	243
Amortization of debt-discount and accretion of deferred debt costs	574	692
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,940	(2,807)
Unbilled receivable	1,694	1,285
Other long-term assets	3,756	(2,407)
Accounts payable	5,133	2,766
Accrued expenses	(2,179)	2,345
Deferred revenue	(4,330)	(5,851)
Operating lease liabilities	(959)	(848)
Net cash used in operating activities	(109,707)	(123,065)
Investing activities
Purchases of property and equipment	(272)	(1,241)
Proceeds from the disposition of property and equipment	1,560	—
Purchases of marketable securities	(50,968)	—
Maturities of marketable securities	87,017	68,426
Net cash provided by (used in) investing activities	37,337	67,185
Financing activities
Payments on financing lease obligations	(65)	(291)
Proceeds from the issuance of common stock through employee stock purchase plan	257	217
Proceeds from the issuance of common stock through exercise of stock options	—	1
Payment to creditor related to debt modification	—	(300)
Proceeds from issuance of common stock through at-the-market sales agreement, net of issuance costs	1,357	—
Proceeds from issuance of common stock and pre-funded warrants in an underwritten registered direct offering, net of issuance costs	41,913	—
Cash and cash equivalents acquired in connection with merger, net of issuance costs paid	—	11,762
Proceeds from issuance of common stock and accompanying warrants and pre-funded warrants in private placement, net of issuance costs	—	119,761
Redemption of fractional shares due to the reverse stock split	—	(81)
Payment of issuance costs related to out of period offering	—	(24)
Net cash provided by financing activities	43,462	131,045
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,908)	75,165
Cash, cash equivalents and restricted cash (See reconciliation in Note 7)
Beginning of year	170,553	95,388
End of year	141,645	170,553
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,552	$3,408
Cash paid for income tax	$—	$—
Non-cash investing and financing activities:
Offering costs incurred but unpaid as of year end	$138	$10

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

On April 6, 2023, the Company filed a universal shelf registration statement on Form S-3, (the “2023 Registration Statement”), with the Securities and Exchange Commission (the “SEC”) to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The 2023 Registration Statement was declared effective on April 28, 2023. Further, in April 2023, the Company entered into an at-the-market sales agreement (the “2023 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to the 2023 Registration Statement. During the year ended December 31, 2023, the Company issued and sold 350,000 shares of common stock pursuant to the 2023 Sales Agreement for gross proceeds of $1.4 million, before deducting underwriting fees.

In December 2023, the Company issued 4.9 million shares of common stock and, in lieu of its common stock to certain investors who so chose, pre-funded warrants to purchase 5.2 million shares of its common stock (the “2023 Pre-Funded Warrants”), pursuant to the 2023 Registration Statement, in an underwritten registered direct offering for gross proceeds of $45.0 million, before deducting underwriting fees and other transaction costs.

On October 2, 2023, the Company announced a strategic realignment to prioritize key development and pre-launch activities to advance tamibarotene for the treatment of newly diagnosed higher-risk myelodysplastic syndrome and newly diagnosed acute myeloid leukemia, and to stop further investment in the clinical development of SY-2101 (oral arsenic trioxide) for the treatment of newly diagnosed acute promyelocytic leukemia, as well as in the Company’s preclinical and discovery-stage programs. In connection with these decisions, the Company instituted certain expense reduction measures (the “Restructuring”), including a reduction of approximately 35% of the Company’s employee base excluding members of the Company’s drug discovery organization whose employment ended concurrently with the termination, effective October 16, 2023, of its collaboration with Pfizer, Inc. (“Pfizer”) related to the discovery, development and commercialization of novel therapies for sickle cell disease and beta thalassemia. The Restructuring was completed by February 2024 (refer to Note 14).

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company has incurred significant annual net operating losses in every year since its inception. It expects to continue to incur significant net operating losses for at least the next several years. The Company’s net losses were $164.6 million and $94.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $722.8 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the issuance of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash and cash equivalents of $139.5 million as of December 31, 2023 will be sufficient to allow the Company to fund its current operating plan for a period of at least 12 months past the issuance date of these consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, which include, but are not limited to, expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. Management’s estimation process may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, valuation of warrant liabilities, stock-based compensation expense, accrued expenses, and income taxes. Actual results may differ from those estimates or assumptions.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which consist of money market funds that invest in U.S. Treasury obligations, as well as overnight repurchase agreements, are stated at fair value. The Company maintains its bank accounts in two major financial institutions.

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, other current assets, restricted cash, accounts payable, and accrued expenses, approximate their respective fair values due to their short-term nature.

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

In connection with the Restructuring, the Company entered into an exclusive auction agreement in October 2023 to sell all of its laboratory equipment by public auction. The disposal of the assets was completed in November 2024 and the Company recorded $0.5 million of related impairment and loss from disposal, included in the restructuring charges in the Company’s consolidated statement of operations for year ended December 31, 2023.

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

Research and Development

Expenditures relating to research and development are expensed in the period incurred. Research and development expenses consist of both internal and external costs associated with the development of the Company’s product candidates. Research and development costs include salaries and benefits, materials and supplies, external research, preclinical and clinical development expenses, stock-based compensation expense and facilities costs. Facilities costs primarily include the allocation of rent, utilities, depreciation and amortization.

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

The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the work being performed, including the phase or completion of the event, invoices received and costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

Warrants

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock units and stock option awards, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The Company estimates its expected stock volatility based on its historical volatility. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The Company uses the contractual term in determining the expected term of the stock options granted to non-employees. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses the value of its common stock at the grant date to determine the fair value of restricted stock awards.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The following outstanding pre-funded warrants as of December 31, 2023 and 2022,were included in the basic and diluted net loss per share calculation:

	As of December 31,
	2023	2022
2020 Pre-Funded Warrants, issued in the 2020 Private Placement (refer to Note 12)	100,000	100,000
2022 Pre-Funded Warrants, issued in the 2022 Private Placement (refer to Note 12)	7,179,819	7,426,739
2023 Pre-Funded Warrants, issued in December 2023 registered direct offering (refer to Note 12)	5,242,588	—
Total	12,522,407	7,526,739

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2023	2022
Stock options	1,548,642	1,727,327
Unvested restricted stock units	1,706,614	1,204,421
Warrants*	14,142,298	14,142,298
Total	17,397,554	17,074,046

* As of December 31, 2023 and December 31, 2022, this is comprised of 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Loan Agreement in February 2020 (refer to Note 8), 1,738 warrants to purchase common stock issued in connection with the second draw on the Loan Agreement in December 2020 (refer to Note 8), 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 12), 13,813,912 warrants to purchase common stock issued in connection with the private placement in September 2022 (refer to Note 12), and 41,085 warrants to purchase common stock that were issued upon the assumption and conversion of Tyme warrants in connection with the Merger (refer to Note 3).

The weighted average number of common shares used in net loss per share applicable to common stockholders on a basic and diluted basis were 28,325,779 and 12,631,968 shares for the years ended December 31, 2023 and 2022, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 became effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this new standard on January 1, 2023, and it did not have a material impact on its consolidated financial statements and related disclosures.

3. Recapitalization

On September 16, 2022, the Company issued approximately 7.5 million shares of its common stock to the former Tyme stockholders in connection with the Merger. The Company also issued options and warrants to purchase

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

4. Collaboration and Research Arrangements

Collaboration with Global Blood Therapeutics

On December 17, 2019, the Company entered into a license and collaboration agreement (the “GBT Collaboration Agreement”) with Global Blood Therapeutics, Inc. (“GBT”), now a subsidiary of Pfizer Inc. (“Pfizer”), pursuant to which the parties agreed to a research collaboration to discover novel targets that induce fetal hemoglobin in order to develop new small molecule treatments for sickle cell disease and beta thalassemia. The research term (the “Research Term”) was for an initial period of three years and could be extended for up to two additional one-year terms upon mutual agreement. In November 2022, the Company and GBT agreed to extend the Research Term for an additional one-year period. In July 2023, Pfizer, as successor to GBT, elected to exercise its right to terminate the GBT Collaboration Agreement, effective October 16, 2023.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company recognized revenue under the GBT Collaboration Agreement of $9.9 million and $13.6 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the GBT Collaboration Agreement has been terminated, and the Company has completed all performance obligations under the GBT Collaboration Agreement and has no receivable or deferred revenue outstanding under the GBT Collaboration Agreement.

Agreement with Incyte Corporation

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

The Company did not recognize any revenue under the Incyte Collaboration Agreement during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized $1.3 million of revenue under the Incyte Collaboration Agreement. As of December 31, 2023, the Company has no deferred revenue outstanding under the Incyte Collaboration Agreement.

The following table presents the changes in contract liabilities for the year ended December 31, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at December 31, 2023
Contract liabilities:
Deferred revenue - GBT	$4,330	$—	$4,330	$—
Total contract liabilities	$4,330	$—	$4,330	$—

The Company recognized the balance of the deferred revenue as of December 31, 2022 into revenue during the year ended December 31, 2023 as the GBT Collaboration Agreement was terminated in October 2023.

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

Cash, cash equivalents and marketable securities, available-for-sale, consisted of the following at December 31, 2023 and 2022 (in thousands):

		Unrealized	Unrealized	Fair
December 31, 2023	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$139,526	$—	$—	$139,526
Total:	$139,526	$—	$—	$139,526

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

		Unrealized	Unrealized	Fair
December 31, 2022	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$167,467	$—	$—	$167,467
Marketable securities:
Corporate debt securities - due in one year or less	22,257	116	(53)	22,320
Commercial paper - due in one year or less	2,491	—	—	2,491
Municipal bonds - due in one year or less	5,987	51	—	6,038
US Treasury obligation - due in one year or less	4,000	—	(12)	3,988
Total	$202,202	$167	$(65)	$202,304

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the years ended December 31, 2023 and 2022, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

As of December 31, 2023, the Company had no investments in marketable securities. As of December 31, 2022, marketable securities with maturities of one year or less when purchased are presented in current assets in the accompanying consolidated balance sheet.

6. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$139,526	$139,526	$—	$—
Total	$139,526	$139,526	$—	$—
Liabilities:
Warrant liabilities	$61,747	$—	$—	$61,747
Total	$61,747	$—	$—	$61,747

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$167,467	$167,467	$—	$—
Corporate debt securities - due in one year or less	22,320	—	22,320	—
Commercial paper	2,491	—	2,491	—
Municipal bonds	6,038	—	6,038	—
US Treasury obligation - due in one year or less	3,988	3,988	—	—
Total	$202,304	$171,455	$30,849	$—
Liabilities:
Warrant liabilities	$24,472	$—	$—	$24,472
Total	$24,472	$—	$—	$24,472

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	December 31, 2023	December 31, 2022
Stock price	$7.79	$3.59
Average risk-free interest rate	3.96%	4.02%
Average expected life (in years)	3.67	4.67
Average expected volatility	87.63%	86.79%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 Warrant liabilities for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Fair value of warrant liabilities as of beginning of year	$24,472	$3,029
Warrants issued in connection with 2022 Private Placement	—	64,664
Change in fair value	37,275	(43,221)
Fair value of warrant liabilities as of end of year	$61,747	$24,472

7. Restricted Cash

As of December 31, 2023 and 2022, the Company had $2.1 million and $3.1 million, respectively, in restricted cash, which was classified as long-term on the Company’s consolidated balance sheets, and all of which was attributable to the HQ Lease (as defined in Note 11).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ Lease. Pursuant to the HQ Lease, the Company exercised its right to reduce the amount of the letter of credit to $2.1 million during the year ended December 31, 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$139,526	$167,467
Restricted cash	$2,119	3,086
Total cash, cash equivalents and restricted cash	$141,645	$170,553

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Oxford Finance Loan Agreement

On February 12, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (the “Lender”). Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to the Company. A $20.0 million term loan (first tranche) was funded on February 12, 2020, and another $20.0 million term loan (second tranche) was funded on December 23, 2020. As of December 31, 2023, the final $20.0 million tranche remained available under the Loan Agreement, at the sole discretion of the Lender.

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company has the following minimum aggregate future loan payments as of December 31, 2023 (in thousands):

Year ending December 31, 2024	$6,667
Year ending December 31, 2025	20,000
Year ending December 31, 2026	13,333
Total minimum payments	40,000
Less unamortized debt discount	(335)
Plus accumulated accretion of final fees	1,558
Less current portion	(6,667)
Long-term debt, net of current portion	$34,556

For the years ended December 31, 2023 and 2022 interest expense related to the Loan Agreement was approximately $5.1 million and $4.1 million, respectively.

9. Property and Equipment

Property and Equipment consist of the following as of December 31, 2023 and 2022 (in thousands):

	Estimated useful life (in years)	December 31, 2023	December 31, 2022
Laboratory equipment	5	$—	$9,140
Computer equipment	3	2,200	2,036
Furniture and fixtures	4	1,075	1,075
Leasehold improvements	*	11,657	11,657
		14,932	23,908
Less: Accumulated depreciation		(7,634)	(12,555)
Total property and equipment, net		$7,298	$11,353

* Leasehold improvements are depreciated over the shorter of the life of the asset and the term of the lease at 6.2 years and 7.2 years as of December 31, 2023 and 2022, respectively.

Depreciation expense for the years ended December 31, 2023 and 2022 was $2.3 million and $2.7 million, respectively.

10. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
External research and preclinical development	$8,001	$8,219
Employee compensation and benefits	6,993	8,529
Professional fees	1,015	1,164
Facilities and other	137	54
Accrued expenses	$16,146	$17,966

11. Commitments and Contingencies

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 7). The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the HQ Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the HQ Lease starting at the lease commencement date on a straight-line basis. On the Company’s consolidated balance sheets, the Company classified $2.3 million and $2.0 million of the lease liability as short-term and $18.5 million and $20.9 million of the lease liability as long-term as of December 31, 2023 and 2022, respectively.

The Company elected the practical expedient provided under ASC 842 and therefore has combined all lease and non-lease components when determining the right-of-use asset and lease liability for the HQ Lease.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2023 (in thousands):

Operating

Year ending December 31, 2024	$4,166
Year ending December 31, 2025	4,287
Year ending December 31, 2026	4,412
Year ending December 31, 2027	4,541
Year ending December 31, 2028 and beyond	10,303
Total minimum lease payments	27,709
Less imputed interest	(6,857)
Total lease liability	$20,852

The following table outlines the total lease cost for the Company’s operating lease as well as weighted average information for this lease as of December 31, 2023 (in thousands):

Year Ended December 31, 2023
Lease cost:
Operating lease cost	$3,088
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$4,048

Other information:	Year Ended December 31, 2023
Weighted-average remaining lease term (in years) - operating lease	6.17
Weighted-average discount rate - operating lease	9.30

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

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

•
single-digit million dollar milestone payments related to the development of SY-2101 in indications other than APL;
•
$6.0 million following the achievement of a regulatory milestone related to the development of SY-2101 in APL; and
•
up to $10.0 million upon the achievement of certain commercial milestones with respect to SY-2101.

The Company’s obligation to pay the commercial milestone payments expires following the tenth anniversary of the first commercial sale of SY-2101. The Asset Purchase Agreement requires the Company to use commercially reasonable efforts to develop and commercialize SY-2101 for APL in the United States during such period, and to use commercially reasonable efforts to dose the first patient in a Phase 3 clinical trial of SY-2101 on or before the third anniversary of the closing of the transaction; however, the Company retains sole discretion to operate the acquired assets as it determines. The assets acquired from Orsenix do not meet the definition of a business under ASC 805, Business Combinations (“ASC 805”) because substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset, the rights to SY-2101. Furthermore, as the acquired asset does not include a substantive process, the asset does not meet the minimum requirements to be considered a business under ASC 805. As SY-2101 does not have an alternative future use, the Company recorded the $12.0 million upfront cash payment as research and development expense on the date of acquisition in December 2020. The Company will expense any future milestone payments made prior to the time an alternative future use for SY-2101 has been established. Once an alternative future use for SY-2101 has been established, the Company will capitalize milestone payments as an addition to the carrying value of SY-2101.

License Agreement

TMRC Co. Ltd.

In September 2015, the Company entered into an exclusive license agreement with TMRC Co. Ltd. (“TMRC”) to develop and commercialize tamibarotene in North America and Europe for the treatment of cancer. This agreement was amended and restated in April 2016, and further amended in January 2021 to expand the territory under which the Company is licensed to include Central and South America, Australia, Israel, and Russia.

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred fees of $1.8 million under this supply management agreement during each of the years ended December 31, 2023 and 2022.

Legal Contingencies

From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of business. The Company does not have any ongoing legal proceedings that, based on its estimates, could have a material effect on its consolidated financial statements. The Company is not party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2023 or December 31, 2022.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders’ equity

Issuance of Securities through an Underwritten Registered Direct Offering

In December 2023, the Company issued 4.9 million shares of common stock and, in lieu of its common stock to certain investors who so chose, the 2023 Pre-Funded Warrants, pursuant to the 2023 Registration Statement, in an underwritten registered direct offering for gross proceeds of $45.0 million, before deducting underwriting fees and other transaction costs of $3.4 million.

The Company determined that the 2023 Pre-Funded Warrants are freestanding financial instruments because they are both legally detachable and separately exercisable from the common stock sold in the offering. As such, the Company evaluated the 2023 Pre-Funded Warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the 2023 Pre-Funded Warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the 2023 Pre-Funded Warrants do not meet the definition of a derivative under ASC 815 because they do not meet the criteria regarding no or little initial net investment. Accordingly, the Company assessed the 2023 Pre-Funded Warrants relative to the guidance in ASC No. 815-40, Contracts in Entity’s Own Equity, to determine the appropriate treatment. The Company concluded that the 2023 Pre-Funded Warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the 2023 Pre-Funded Warrants as permanent equity.

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

On December 8, 2020, through a private placement, the Company issued 1,031,250 shares of common stock, and, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 100,000 shares of common stock (the “2020 Pre-Funded Warrants”), and, in each case, accompanying warrants (the “2020 Warrants”) to purchase an aggregate of up to 282,809 additional shares of common stock (or 2020 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $80.00 per share and accompanying 2020 Warrant (or $79.90 per 2020 Pre-Funded

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Warrant and accompanying 2020 Warrant). The 2020 Private Placement resulted in aggregate gross proceeds of $90.5 million, before $0.4 million of transaction costs.

In the event of certain fundamental transactions involving the Company, holders of the 2022 Warrants and 2020 Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and 2020 Warrants was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. The Company remeasured the aggregate fair value of the 2022 Warrants and 2020 Warrants at December 31, 2023 and 2022 as $61.7 million and $24.5 million, respectively. The change in fair value of $37.3 million (loss) and $43.2 million (gain) was recorded in the Company’s consolidated statement of operations for the years ended December 31, 2023 and 2022, respectively.

13. Stock-Based Payments

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 117,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2023, the number of shares reserved for issuance under the 2016 ESPP was increased by 117,333 shares. At December 31, 2023, 258,504 shares remained available for future issuance under the 2016 ESPP.

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In January 2023, the Company’s board of directors amended the 2022 Plan to increase the aggregate number of shares that can be granted by 750,000 shares. At December 31, 2023, 710,392 shares remained available for future issuance under the 2022 Plan.

2022 Equity Incentive Plan

The 2022 Stock Incentive Plan (the “2022 EIP”) was adopted by the board of directors on July 14, 2022, approved by the stockholders and became effective on September 15, 2022. The 2022 EIP replaced the 2016 Plan. Any options or awards outstanding under the 2016 Plan remained outstanding and effective. Under the 2022 EIP, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. At December 31, 2023, 1,170,425 shares remained available for future issuance under the 2022 EIP. Under the 2022 EIP, stock options may not be granted at less than fair value on the date of grant.

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

The Company has granted options to purchase 7,500 shares of common stock to an advisor that vest solely upon the achievement of performance-based criteria. As of December 31, 2022, none of these performance-based criteria had been achieved. As of December 31, 2023, there was $0.3 million of unrecognized compensation cost related to this option, with a remaining contractual period of 2.7 years.

A summary of the status of stock options as of December 31, 2023 and December 31, 2022 and changes during the year ended December 31, 2023 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2022	1,727,237	$39.94	5.7	$—
Granted	54,000	3.70
Exercised	—	—
Cancelled	(232,595)
Outstanding at December 31, 2023	1,548,642	$34.80	4.5	$646
Exercisable at December 31, 2023	1,243,692	$39.18	3.5	$362

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

There were no stock options exercised during the year ended December 31, 2023. The intrinsic value of stock options exercised during the year ended December 31, 2022 was $0.1 million. Cash received from option exercises during the year ended December 31, 2022, was $0.1 million.

As of December 31, 2023, there was $3.7 million of total unrecognized compensation cost related to non-vested stock options granted to employees, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units and Restricted Stock Awards

From time to time, upon approval by the Company’s board of directors, certain employees have been granted restricted stock units with time-based vesting criteria. The majority of these restricted stock units vest annually over a three-year or four-year term. In addition, pursuant to the Company’s director compensation policy, members of the Company’s board of directors have been granted, at their election, either restricted stock units or restricted stock awards, which awards vest annually over a three-year term with 33.33% vesting on each anniversary of the grant date. The fair value of restricted stock units and restricted stock awards are calculated based on the closing sale price of the Company’s common stock on the date of grant.

The Company has granted performance-based restricted stock units to management for which vesting occurs upon the achievement of certain clinical development milestones. Stock-based compensation expense associated with these performance-based restricted stock units is recognized when the achievement of the vesting conditions becomes probable. The Company did not recognize any stock-based compensation expense relating to the achievement of performance-based milestones during the year ended December 31, 2023.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the status of restricted stock units as of December 31, 2022 and December 31, 2023 and changes during the year ended December 31, 2023 is presented below:

	Shares
	Subject to
	Restricted Stock
	Units and	Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value
Outstanding at December 31, 2022	1,204,421	$14.68
Granted	1,634,636	3.85
Vested	(481,142)	14.71
Forfeited	(579,301)	9.11
Outstanding at December 31, 2023	1,778,614	$6.29

As of December 31, 2023, there was $8.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, with an expected recognition period of 1.85 years.

Stock-based Compensation Expense

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Weighted-average risk-free interest rate	3.93%	3.56%
Expected dividend yield	—%	—%
Expected option term (in years)	5.32	5.80
Volatility	84.44%	83.32%

The weighted‑average grant date fair value per share of options granted in the years ended December 31, 2023 and 2022 was $2.60 and $5.99, respectively.

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s statements of operations:

	Year Ended December 31,
	2023	2022
Research and development	$4,746	$5,946
General and administrative	5,522	5,464
Restructuring	166	—
Total stock-based compensation expense	$10,434	$11,410

14. Restructuring

As a result of the Restructuring, the Company incurred $2.5 million in costs for the year ended December 31, 2023. Restructuring costs were comprised of $2.0 million of severance, post-employment benefits, stock-based compensation and outplacement services, and $0.5 million of asset impairment charge and loss on disposal related to the laboratory equipment that was classified as assets held for sale.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax provision for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Current	$1	$3
Deferred	—	—
Total	$1	$3

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2023 and 2022:

	Year ended
	December 31,
	2023	2022
Federal income tax computed at federal statutory tax rate	21.00%	21.00%
State income tax, net of federal benefit	4.49	8.09
Permanent items	(4.86)	7.92
Federal and state research and development credits	5.83	7.29
Expiring tax attributed - IRC 382	—	(65.82)
Stock option cancellations	(1.87)	(2.98)
Other	0.14	(0.27)
Change in valuation allowance	(24.73)	24.77
Effective income tax rate	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2023 and 2022 (in thousands):

	Year ended
	December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$95,290	$81,989
Tax credit carryforwards	11,853	2,263
Capitalized R&D	48,483	27,227
Intangible assets	2,563	2,782
Stock-based compensation	7,486	9,035
Deferred revenue	—	1,183
Capital lease	5,697	6,262
Other	2,216	2,948
Total deferred tax assets	173,588	133,689
Less valuation allowance	(168,864)	(128,186)
Net deferred tax assets	4,724	5,503
Deferred tax liabilities:
Right-of-use asset	(3,329)	(3,635)
Fixed assets	(1,395)	(1,868)
Total deferred tax liabilities	(4,724)	(5,503)
Net deferred taxes	$—	$—

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2023 and 2022, respectively because the Company's management has determined that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $40.7 million in 2023 and $23.5 million in 2022 primarily relates to the net loss incurred by the Company and capitalized R&D expenses.

As of December 31, 2023, the Company had federal net operating loss (“NOL”) carryforwards of approximately $348.7 million and state net operating loss carryforwards of $349.0 million which are available to reduce future taxable income. The Company also had federal tax credits of approximately $10.6 million and state tax credits of $1.5 million which may be used to offset future tax liabilities. Federal net operating losses generated before 2018 of approximately $8.2 million will expire at various dates through 2037, and net operating loss carryforwards of approximately $340.5 million, which were generated after 2017 have an indefinite carryforward period. Federal tax credits will expire at various dates through 2043. State net operating losses will expire at various dates through 2043. State tax credits will expire at various dates through 2038. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards are subject to an annual limitation due to certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This limits the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has determined that ownership changes have occurred and as such, the Company's NOLs are limited.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits or accrued interest and penalties related to unrecognized tax benefits. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense.

The Company completed a study to document its qualifying research credits for all years ending before December 31, 2018. For the years ending after December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2023. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The federal and state income tax returns are generally subject to examinations for the tax years ended December 31, 2020 through December 31, 2023. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in process.

Syros Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or post-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The 401(k) plan includes an employer match of 100% of the amount the employees contribute to the 401(k) plan for each payroll period up to the first 2% of plan compensation plus 50% of the amount the employees contribute between 2% and 6% of plan compensation. For the years ended December 31, 2023 and 2022, the Company contributed $0.9 million and $1.1 million, respectively, to the 401(k) plan.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(b) None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements

For a list of the consolidated financial statements and report of Independent Registered Public Accounting Firm (PCAOB ID:42) included herein, see Index to the Consolidated Financial Statements on page 94 of this Annual Report, which is incorporated into this Item by reference.

(b)
Exhibits

		Incorporation by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K

Organizational Documents and Documents Related to Common Stock
2.1	Asset Purchase Agreement, dated December 4, 2020, by and between the Registrant and Orsenix, LLC	8-K	12/7/20	2.1
2.2++	Agreement and Plan of Merger, dated July 3, 2022, by and among the Registrant, Tack Acquisition Corp. and Tyme Technologies, Inc.	8-K	7/5/22	2.1
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	11/14/22	3.1
3.2	Second Amended and Restated Bylaws of the Registrant	10-Q	8/5/21	3.2
4.1	Description of Securities Registered under Section 12 of the Exchange Act				X
4.2	Form of Common Stock Certificate	S-1^	6/3/16	4.1
4.3	Form of 2020 Warrant to Purchase Common Stock or 2020 Pre-Funded Warrants	8-K	12/7/20	4.1
4.4	Form of 2020 Pre-Funded Warrant to Purchase Common Stock	8-K	12/7/20	4.2
4.5	Securities Purchase Agreement, dated December 4, 2020, by and among the Registrant and the persons party thereto	8-K	12/7/20	10.1
4.6	Registration Rights Agreement, dated December 4, 2020, by and among the Registrant and the persons party thereto	8-K	12/7/20	10.2
4.7	Form of 2022 Warrant to Purchase Common Stock or 2022 Pre-Funded Warrants	8-K	7/5/22	4.1
4.8	Form of 2022 Pre-Funded Warrant to Purchase Common Stock	8-K	7/5/22	4.2
4.9	Securities Purchase Agreement, dated July 3, 2022, by and among the Registrant and the persons party thereto	8-K	7/5/22	10.4
4.10	Registration Rights Agreement, dated July 3, 2022, by and among the Registrant and the persons party thereto	8-K	7/5/22	10.5
4.11	Registration Rights Agreement, dated July 3, 2022, by and among the Registrant, 667, L.P. and Baker Brothers Life Sciences, L.P.	8-K	7/5/22	10.5
4.12	Form of 2023 Pre-Funded Warrant to Purchase Common Stock	8-K	12/19/23	4.1

Equity Plan Documents
10.1*	2012 Equity Incentive Plan, as amended	S-1^	6/3/16	10.1
10.2*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.2
10.3*	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.3
10.4*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan	S-1^	6/3/16	10.4
10.5*	2016 Stock Incentive Plan	S-1^	6/3/16	10.5
10.6*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.6
10.7*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/3/16	10.7
10.8*	Form of Restricted Stock Unit Agreement under 2016 Stock Incentive Plan	10-K	3/7/19	10.8
10.9*	2016 Employee Stock Purchase Plan	S-1^	6/3/16	10.8
10.10*	2022 Inducement Stock Incentive Plan, as amended on January 30, 2023	10-K	3/2/23	10.10
10.11*	Form of Nonstatutory Stock Option Agreement under 2022 Inducement Stock Incentive Plan	10-K	3/15/22	10.11

10.12*	Form of Restricted Stock Unit Agreement under 2022 Inducement Stock Incentive Plan	10-K	3/15/22	10.12
10.13*	2022 Equity Incentive Plan	8-K	9/15/22	99.1
10.14*	Form of Stock Option Agreement Under 2022 Equity Incentive Plan	10-Q	11/14/22	10.10
10.15*	Form of Restricted Stock Unit Agreement Under 2022 Equity Incentive Plan	10-Q	11/14/22	10.11
10.16*	Form of Restricted Stock Agreement Under 2022 Equity Incentive Plan	10-Q	11/14/22	10.12
10.17*	Amended and Restated Director Compensation Policy	10-Q	11/14/22	10.13
Agreements with Directors and Executive Officers
10.18*	Offer Letter, dated November 13, 2012 and effective as of July 2, 2012 by and between the Registrant and Nancy Simonian, M.D., as amended	S-1^	6/3/16	10.9
10.19*	Consulting Agreement dated August 8, 2012 by and between the Registrant and Richard A. Young, Ph.D., as amended	10-Q	11/12/19	10.1
10.20*	Form of Director and Officer Indemnification Agreement by and between the Registrant and each of the directors and executive officers of the Registrant	S-1^	6/3/16	10.12
10.21*	Offer Letter dated April 24, 2013 by and between the Registrant and Eric R. Olson, Ph.D.	10-K	3/5/20	10.14
10.22*	Offer Letter dated December 2, 2015 by and between the Registrant and David A. Roth, M.D., as amended	S-1^	6/3/16	10.11
10.23*	Retirement and Transition Agreement, dated September 28, 2023, by and between the Registrant and Nancy Simonian, M.D.	10-Q	11/14/23	10.1
10.24*	Amended and Restated Offer Letter, dated September 28, 2023, by and between the Registrant and Conley Chee	10-Q	11/14/23	10.2
10.25*	Offer Letter dated September 8, 2021 by and between the Registrant and Jason Haas	8-K	10/13/21	10.1
10.26*	Separation Agreement, dated October 16, 2023, by and between the Registrant and Eric. R. Olson, Ph.D.				X
10.27*	Form of Nonstatutory Stock Option Agreement for Inducement Awards to Executive Officers	8-K	10/13/21	10.2

License and Collaboration Agreements
10.28+	Amended and Restated Cancer License Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	10-K	3/7/19	10.16
10.29++	Amendment No. 1 to Amended and Restated Cancer License Agreement, dated January 8, 2021, by and between the Registrant and TMRC Co., Ltd.	10-Q	5/6/21	10.1
10.30+	Supply Management Agreement dated April 28, 2016 by and between the Registrant and TMRC Co., Ltd.	S-1^	6/3/16	10.18
10.31	Consent and Stand-by License Agreement dated April 28, 2016 by and among the Registrant, Toko Pharmaceutical Ind. Co., Ltd. and TMRC Co., Ltd.	S-1^	6/3/16	10.19
10.32++	Master Collaboration Agreement dated March 7, 2022 between the Registrant and Qiagen Manchester Limited	10-Q	5/16/22	10.1

Leases and Loan Documents
10.33	Lease dated January 8, 2019 by and between the Registrant and DIV 35 CPD, LLC	8-K	1/11/19	10.1
10.34	Loan and Security Agreement dated February 12, 2020 by and between the Registrant and Oxford Finance LLC, as collateral agent and lender, as amended	10-K	3/2/23	10.33

Financing Agreements
10.35	Sales Agreement, dated April 6, 2023, by and between the Registrant and Cowen and Company, LLC	S-3^^	4/6/23	1.2

Subsidiaries, Consents and Certifications
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, independent public accounting firm				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1#	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Policy Related to Recovery of Erroneously Awarded Compensation
97.1	Dodd-Frank Compensation Recovery Policy	X

XBRL Documents
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan.

+ Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

++ Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K.

^ SEC File No. 333-211818

^^ SEC File No. 333-271160

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

SYROS PHARMACEUTICALS, INC.

Date: March 27, 2024	By:	/s/ Conley Chee
Conley Chee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Conley Chee	President, Chief Executive Officer and Director	March 27, 2024
Conley Chee	(Principal Executive Officer)

/s/ Jason Haas	Chief Financial Officer	March 27, 2024
Jason Haas	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Wirth	Chair of the Board of Directors	March 27, 2024
Peter Wirth

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 27, 2024
Srinivas Akkaraju, M.D., Ph.D.

/s/ Deborah Dunsire, M.D.	Director	March 27, 2024
Deborah Dunsire, M.D.

/s/ S. Gail Eckhardt, M.D.	Director	March 27, 2024
S. Gail Eckhardt, M.D.

/s/ Marsha H. Fanucci	Director	March 27, 2024
Marsha H. Fanucci

/s/ Andrew Oh	Director	March 27, 2024
Andrew Oh

/s/ Nancy Simonian, M.D.	Director	March 27, 2024
Nancy Simonian, M.D

/s/ Timothy Tyson	Director	March 27, 2024
Timothy Tyson

/s/ Richard A. Young, Ph.D.	Director	March 27, 2024
Richard A. Young, Ph.D.