Form 10-Q
period 2024-03-31
Syros Pharmaceuticals, Inc.
filed 2024-05-14
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on May 7, 2024: 26,728,337

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$83,523	$139,526
Marketable securities	24,781	—
Prepaid expenses and other current assets	3,898	5,454
Total current assets	112,202	144,980
Property and equipment, net	6,964	7,298
Other long-term assets	1,550	1,592
Restricted cash	2,119	2,119
Right-of-use asset – operating lease	11,893	12,185
Total assets	$134,728	$168,174
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,346	$11,544
Accrued expenses	11,881	16,146
Operating lease obligation, current portion	2,409	2,324
Debt, current portion	11,667	6,667
Total current liabilities	37,303	36,681
Operating lease obligation, net of current portion	17,887	18,528
Warrant liabilities	34,773	61,747
Debt, net of debt discount, net of current portion	29,708	34,556
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 70,000,000 shares authorized at March 31, 2024 and December 31, 2023; 26,728,337 and 26,448,678 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	26	26
Additional paid-in capital	741,546	739,443
Accumulated deficit	(726,515)	(722,807)
Total stockholders' equity	15,057	16,662
Total liabilities and stockholders' equity	$134,728	$168,174

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$—	$2,954
Operating expenses:
Research and development	24,655	28,761
General and administrative	6,266	7,405
Total operating expenses	30,921	36,166
Loss from operations	(30,921)	(33,212)
Interest income	1,546	1,775
Interest expense	(1,307)	(1,217)
Change in fair value of warrant liabilities	26,974	8,865
Net loss applicable to common stockholders	$(3,708)	$(23,789)
Net loss per share applicable to common stockholders - basic and diluted	$(0.10)	$(0.85)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	38,978,046	27,842,218

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(3,708)	$(23,789)
Other comprehensive gain:
Unrealized holding gain on marketable securities, net of tax	—	161
Comprehensive loss	$(3,708)	$(23,628)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024 and 2023

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain	Deficit	Equity
Balance at December 31, 2022	20,263,116	$20	$685,847	$102	$(558,233)	$127,736
Vesting of restricted stock units	111,023	—	—	—	—	—
Exercise of pre-funded warrants	34,991	—	—	—	—	—
Stock-based compensation expense	—	—	2,645	—	—	2,645
Other comprehensive gain	—	—	—	161	—	161
Net loss	—	—	—	—	(23,789)	(23,789)
Balance at March 31, 2023	20,409,130	$20	$688,492	$263	$(582,022)	$106,753

Balance at December 31, 2023	26,448,678	$26	$739,443	$—	$(722,807)	$16,662
Vesting of restricted stock units	279,659	—	—	—	—	—
Stock-based compensation expense	—	—	2,103	—	—	2,103
Net loss	—	—	—	—	(3,708)	(3,708)
Balance at March 31, 2024	26,728,337	$26	$741,546	$—	$(726,515)	$15,057

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net loss	$(3,708)	$(23,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	638
Gain on disposal of property and equipment	(29)	—
Non-cash lease expense	—	66
Stock-based compensation expense	2,103	2,645
Change in fair value of warrant liabilities	(26,974)	(8,865)
Net amortization of premiums and discounts on marketable securities	(112)	(527)
Amortization of debt-discount and accretion of deferred debt costs	152	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,556	1,318
Unbilled receivable	—	(71)
Other long-term assets	42	701
Accounts payable	(198)	(3,616)
Accrued expenses	(4,000)	(4,217)
Deferred revenue	—	(1,085)
Operating lease liabilities	(264)	(234)
Net cash used in operating activities	(31,098)	(36,901)
Investing activities
Purchases of property and equipment	—	(235)
Proceeds from the disposition of asset-held-for-sale	29	—
Purchases of marketable securities	(24,669)	(48,500)
Maturities of marketable securities	—	22,987
Net cash used in investing activities	(24,640)	(25,748)
Financing activities
Payments on financing lease obligations	—	(53)
Payment of issuance cost related to underwritten registered direct offering and at-the-market facility	(265)	—
Net cash used in financing activities	(265)	(53)
Net decrease in cash, cash equivalents and restricted cash	(56,003)	(62,702)
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	141,645	170,553
End of period	85,642	107,851
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,209	$1,053
Non-cash investing and financing activities:
Offering costs incurred but unpaid as of period end	$74	$10

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

Syros Pharmaceuticals, Inc. (the “Company”), a Delaware corporation formed in November 2011, is a biopharmaceutical company committed to developing new standards of care for the frontline treatment of patients with hematologic malignancies.

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

The Company has incurred significant net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $108.3 million and an accumulated deficit of $726.5 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the sale of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.

On April 6, 2023, the Company filed a universal shelf registration statement on Form S-3 (the “2023 Registration Statement”), with the Securities and Exchange Commission (the “SEC”) to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The 2023 Registration Statement was declared effective on April 28, 2023. Further, in April 2023, the Company entered into an at-the-market sales agreement (the “2023 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to the 2023 Registration Statement.

On October 2, 2023, the Company announced a strategic realignment to prioritize key development and pre-launch activities to advance tamibarotene for the treatment of newly diagnosed higher-risk myelodysplastic syndrome and newly diagnosed acute myeloid leukemia, and to stop further investment in the clinical development of SY-2101 (oral arsenic trioxide) for the treatment of newly diagnosed acute promyelocytic leukemia, as well as in the Company’s preclinical and discovery-stage programs. In connection with these decisions, the Company instituted certain expense reduction measures (the “Restructuring”), including a reduction of approximately 35% of the Company’s employee base excluding members of the Company’s drug discovery organization whose employment ended concurrently with the termination, effective October 16, 2023, of its collaboration with Pfizer, Inc. (“Pfizer”) related to the discovery, development and commercialization of novel therapies for sickle cell disease and beta thalassemia. The Restructuring was completed by February 2024.

Based on its current operating plan, the Company’s management believes that as of March 31, 2024, the Company will meet its liquidity requirements for a period of at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and statements of cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, (i) Syros Securities Corporation, a Massachusetts corporation formed by the Company in December 2014 to exclusively engage in buying, selling and holding securities on its own behalf, (ii) Syros Pharmaceuticals (Ireland) Limited, an Irish limited liability company formed by the Company in January 2019, and (iii) Tyme Technologies, Inc., a Delaware corporation, which was the surviving corporation in connection with the filing of a certificate of merger with the Secretary of State of the State of Delaware on September 16, 2022. All intercompany transactions and balances have been eliminated in consolidation.

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

Property and Equipment

Property and equipment consists of computer equipment, furniture and fixtures and leasehold improvements, all of which are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs that do not improve or extend the lives of the respective assets are recorded to expense as incurred. Major betterments are capitalized as additions to property and equipment. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the carrying values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying values of the assets exceed their fair value. The Company did not record any impairment losses during the three months ended March 31, 2024 and 2023.

Revenue Recognition

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

The Company may in-license the rights to develop and commercialize product candidates. For each in-license transaction, the Company evaluates whether it has acquired processes or activities along with inputs that would be sufficient to constitute a “business” as defined under U.S. GAAP. A “business” as defined under U.S. GAAP consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When the Company determines that it has not acquired sufficient processes or activities to constitute a business, any up-front payments, as well as milestone payments, are immediately expensed as acquired research and development in the period in which they are incurred.

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

The following outstanding pre-funded warrants as of March 31, 2024 and 2023,were included in the basic and diluted net loss per share calculation (refer to Note 10):

	As of March 31,
	2024	2023
2020 Pre-Funded Warrants, issued in the 2020 Private Placement	100,000	100,000
2022 Pre-Funded Warrants, issued in the 2022 Private Placement	7,179,819	7,391,739
2023 Pre-Funded Warrants, issued in December 2023 registered direct offering	5,242,588	—
Total	12,522,407	7,491,739

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Stock options	1,479,059	1,714,298
Unvested restricted stock units	2,569,764	2,294,651
Warrants*	14,142,298	14,142,298
Total	18,191,121	18,151,247

* As of March 31, 2024 and 2023, this is comprised of 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Company’s loan agreement in February 2020 (refer to Note 7), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 7), 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 10), 13,813,912 warrants to purchase common stock issued in connection with the private placement in September 2022 (refer to Note 10), and 41,085 warrants to purchase common stock that were issued upon the assumption and conversion of warrants in connection with the acquisition of Tyme Technologies, Inc.

3. Collaboration and Research Arrangements

Collaboration with Global Blood Therapeutics

On December 17, 2019, the Company entered into a license and collaboration agreement (the “GBT Collaboration Agreement”) with Global Blood Therapeutics, Inc. (“GBT”), now a subsidiary of Pfizer, pursuant to which the parties agreed to a research collaboration to discover novel targets that induce fetal hemoglobin in order to develop new small molecule treatments for sickle cell disease and beta thalassemia. The research term (the “Research Term”) was for an initial period of three years and could be extended for up to two additional one-year terms upon mutual agreement. In November 2022, the Company and GBT agreed to extend the Research Term for an additional one-year period. In July 2023, Pfizer, as successor to GBT, elected to exercise its right to terminate the GBT Collaboration Agreement, effective October 16, 2023.

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

During the three months ended March 31, 2023, the Company recognized revenue of $3.0 million under the GBT Collaboration Agreement.

4. Cash, Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Marketable securities consist of securities with original maturities greater than 90 days when purchased. The Company classifies these marketable securities as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheet. Unrealized gains or losses are included in accumulated other comprehensive loss. Premiums or discounts from par value are amortized to interest income over the life of the underlying security.

Cash, cash equivalents and marketable securities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

		Unrealized	Unrealized	Fair
March 31, 2024	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$83,523	$—	$—	$83,523
Marketable securities:
US Treasury obligation - due in one year or less	24,781	1	1	24,781
Total:	$108,304	$1	$1	$108,304

		Unrealized	Unrealized	Fair
December 31, 2023	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$139,526	$—	$—	$139,526
Total	$139,526	$—	$—	$139,526

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During the three months ended March 31, 2024 and 2023, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.

As of March 31, 2024, marketable securities with maturities of one year or less when purchased are presented in current assets in the accompanying condensed consolidated balance sheet.

As of March 31, 2024, the Company had one security that was in an unrealized loss position. The aggregate fair value of the security held by the Company in an unrealized loss position for less than 12 months as of March 31, 2024 was $8.9 million. The Company determined that there was no material change in the credit risk of the above marketable security. As a result, the Company determined it did not hold any marketable securities with an other-than temporary impairment as of March 31, 2024.

5. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$83,523	$83,523	$—	$—
Marketable securities:
US Treasury obligation - due in one year or less	24,781	24,781	—	—
Total	$108,304	$108,304	$—	$—
Liabilities:
Warrant liabilities	$34,773	$—	$—	$34,773
Total	$34,773	$—	$—	$34,773

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$139,526	$139,526	$—	$—
Total	$139,526	$139,526	$—	$—
Liabilities:
Warrant liabilities	$61,747	$—	$—	$61,747
Total	$61,747	$—	$—	$61,747

Assumptions Used in Determining Fair Value of Warrants

The Company issued warrants to purchase an aggregate of up to 13,813,912 shares of common stock in connection with a private placement in September 2022 (the “2022 Warrants”) and warrants to purchase an aggregate of up to 282,809 shares of common stock in connection with a private placement in December 2020 (the “2020 Warrants”). The Company accounted for the 2022 Warrants and 2020 Warrants as liabilities. The Company recorded the fair value of these warrants upon issuance using the Black-Scholes valuation model and is required to revalue these warrants at each reporting date with any changes in fair value recorded on the Company's statement of operations. The valuation of the 2022 Warrants and 2020 Warrants is considered under Level 3 of the fair value hierarchy and influenced by the fair value of the underlying common stock of the Company.

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	March 31, 2024	December 31, 2023
Stock price	$5.35	$7.79
Average risk-free interest rate	4.36%	3.96%
Average expected life (in years)	3.42	3.67
Average expected volatility	86.64%	87.63%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 warrant liabilities for the three months ended March 31, 2024 and the year ended December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Fair value of warrant liabilities as of beginning of period	$61,747	$24,472
Change in fair value	(26,974)	37,275
Fair value of warrant liabilities as of end of period	$34,773	$61,747

6. Restricted Cash

As of each of March 31, 2024 and December 31, 2023, the Company had $2.1 million in restricted cash, which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the into the lease with respect to the Company's corporate headquarters (the “HQ Lease”) (See Note 9).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ Lease. Pursuant to the HQ Lease, the Company exercised its right to reduce the amount of the letter of credit to $2.1 million during the year ended December 31, 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$83,523	$104,765
Restricted cash	$2,119	3,086
Total cash, cash equivalents and restricted cash	$85,642	$107,851

7. Oxford Finance Loan Agreement

On February 12, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (the “Lender”). Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to the Company. A $20.0 million term loan (first tranche) was funded on February 12, 2020, and another $20.0 million term loan (second tranche) was funded on December 23, 2020. As of March 31, 2024, the final $20.0 million tranche remained available under the Loan Agreement, at the sole discretion of the Lender.

The term loan initially bore interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of 5.98% and the greater of (A) one-month LIBOR or (B) 1.77%. The Loan Agreement initially provided for interest-only payments until March 1, 2023, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on March 1, 2023 and continuing through February 1, 2025 (the “Maturity Date”). Pursuant to the terms of an amendment to the Loan Agreement dated July 3, 2022 (the “First Loan Amendment”), effective September 16, 2022, Oxford agreed to extend the interest-only period from March 1, 2023 to March 1, 2024 and to extend the Maturity Date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and the Maturity Date to August 1, 2026. Pursuant to the terms of a subsequent amendment to the Loan Agreement dated November 15, 2022, the floating annual rate for each term loan was amended to equal the greater of (i) 7.75% and (ii) the sum of (a) the 1-month CME Term SOFR reference rate, (b) 0.10%, and (c) 5.98%. On May 9, 2024, the Company entered into a further amendment to the Loan Agreement with the Lender (refer to Note 12).

The Company paid a facility fee of $0.1 million upon the issuance of the first tranche, paid a facility fee of $75,000 upon the issuance of the second tranche and must pay a $50,000 facility fee if and when the third tranche is issued. The Company also paid fees of $300,000 related to the First Loan Amendment. The Company is required to make a final payment equal to 5.00% of the amount of the term loan drawn payable on the earlier of (i) the prepayment of the term loan or (ii) the Maturity Date. At the Company’s option, the Company may elect to prepay the loans subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.

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

The Company has the following minimum aggregate future loan payments as of March 31, 2024 (in thousands):

Nine months ending December 31, 2024	$6,667
Year ending December 31, 2025	20,000
Year ending December 31, 2026	13,333
Total minimum payments	40,000
Less unamortized debt discount	(287)
Plus accumulated accretion of final fees	1,662
Less current portion	(11,667)
Long-term debt	$29,708

For the three months ended March 31, 2024 and 2023, interest expense related to the Loan Agreement was approximately $1.3 million and $1.2 million, respectively.

8. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
External research and preclinical development	$8,220	$8,001
Employee compensation and benefits	2,487	6,993
Professional fees	1,022	1,015
Facilities and other	152	137
Accrued expenses	$11,881	$16,146

9. Commitments and Contingencies

Operating Lease

On January 8, 2019, the Company entered into the HQ Lease with respect to approximately 52,859 square feet of space in Cambridge, Massachusetts for a lease term commencing in January 2019 and ending in February 2030. The Company has the option to extend the lease term for one additional ten-year period. The HQ Lease has escalating rent payments and the Company records rent expense on a straight-line basis over the term of the HQ Lease, including any rent-free periods.

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million (See Note 6). The Company determined that, for purposes of applying the lease accounting guidance codified in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), the commencement date of the HQ Lease occurred on May 1, 2019. The Company recorded a right-of-use asset and lease liability of $15.8 million using an incremental borrowing rate of 9.3%, net of tenant allowances expected to be received of $9.3 million, on the May 1, 2019 lease commencement date. The Company is amortizing the tenant allowance to offset rent expenses over the term of the HQ Lease starting at the lease commencement date on a straight-line basis. On the Company’s condensed consolidated balance sheets, the Company classified $2.4 million of the lease liability as short-term and $17.9 million of the lease liability as long-term as of March 31, 2024.

The Company elected the practical expedient provided under ASC 842 and therefore combined all lease and non-lease components when determining the right-of-use asset and lease liability for the HQ Lease.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2024 (in thousands):

Amount

Nine months ending December 31, 2024	$3,130
Year ending December 31, 2025	4,287
Year ending December 31, 2026	4,412
Year ending December 31, 2027	4,541
Year ending December 31, 2028 and beyond	10,303
Total minimum lease payments	26,673
Less imputed interest	(6,377)
Total lease liability	$20,296

The following table outlines the total lease cost for the Company’s operating lease as well as weighted average information for this lease as of March 31, 2024 (in thousands):

Three Months Ended March 31, 2024
Lease cost:
Operating lease cost	$772
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating lease	$1,037

Other information:	Three Months Ended March 31, 2024
Weighted-average remaining lease term (in years) - operating lease	5.92
Weighted-average discount rate - operating lease	9.30

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

The Company also entered into a supply management agreement with TMRC under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred no fees under this supply management agreement during the three months ended March 31, 2024 and 2023.

10. Stockholders’ Equity

Issuance of Securities through an Underwritten Registered Direct Offering

In December 2023, the Company issued 4.9 million shares of common stock and, in lieu of its common stock to certain investors who so chose, pre-funded warrants (the "2023 Pre-Funded Warrants") to purchase an aggregate of

5,242,588 shares of common stock, pursuant to the 2023 Registration Statement, in an underwritten registered direct offering for gross proceeds of $45.0 million, before deducting underwriting fees and other transaction costs of $3.4 million.

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

Issuance of Securities through a Private Placement

On September 16, 2022, the Company issued in a private placement (the “2022 Private Placement”) 6,387,173 shares of common stock, and, in lieu of shares of common stock, the pre-funded warrants to purchase an aggregate of 7,426,739 shares of common stock (the “2022 Pre-Funded Warrants”), and, in each case, the accompanying 2022 Warrants to purchase an aggregate of up to 13,813,912 additional shares of common stock (or 2022 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $10.34 per share and accompanying 2022 Warrant (or $10.33 per 2022 Pre-Funded Warrant and accompanying 2022 Warrant). The 2022 Private Placement resulted in aggregate gross proceeds of $129.9 million, before $10.1 million of transaction costs.

On December 8, 2020, through a private placement (the “2020 Private Placement”), the Company issued 1,031,250 shares of common stock, and, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 100,000 shares of common stock (the “2020 Pre-Funded Warrants”), and, in each case, accompanying 2020 Warrants to purchase an aggregate of up to 282,809 additional shares of common stock (or 2020 Pre-Funded Warrants to purchase common stock in lieu thereof) at a price of $80.00 per share and accompanying 2020 Warrant (or $79.90 per 2020 Pre-Funded Warrant and accompanying 2020 Warrant). The 2020 Private Placement resulted in aggregate gross proceeds of $90.5 million, before $0.4 million of transaction costs.

In the event of certain fundamental transactions involving the Company, the holders of the 2022 Warrants and 2020 Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and the 2020 Warrants at issuance was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. The Company recorded a gain for the remeasurement of the aggregate fair value of the 2022 Warrants and the 2020 Warrants in its condensed statement of operations of $27.0 million and $8.9 million for three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023 the aggregate fair value of the 2022 Warrants and the 2020 Warrants included in the Company's condensed balance sheet was $34.8 million and $61.7 million, respectively.

11. Stock-Based Payments

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 117,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2024, the number of shares reserved for issuance under the 2016 ESPP was increased by 117,333 shares. As of March 31, 2024, 258,504 shares remained available for future issuance under the 2016 ESPP.

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In January 2023, the Company's board of directors amended the 2022 Plan to increase the aggregate number of shares that can be granted by 750,000 shares of common stock. As of March 31, 2024, 702,555 shares remained available for future issuance under the 2022 Plan.

2022 Equity Incentive Plan

The 2022 Equity Incentive Plan (the “2022 EIP”) was adopted by the board of directors on July 14, 2022, approved by the stockholders and became effective on September 15, 2022. The 2022 EIP replaced the 2016 Stock Incentive Plan (the “2016 Plan”). Any options or awards outstanding under the 2016 Plan remained outstanding and effective. Under the 2022 EIP, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. As of March 31, 2024, 105,036 shares remained available for future issuance under the 2022 EIP. Under the 2022 EIP, stock options may not be granted at less than fair value on the date of grant.

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

A summary of the status of stock options as of December 31, 2023 and March 31, 2024 and changes during the three months ended March 31, 2024 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2023	1,548,642	$34.80	4.5	$646
Cancelled	(69,583)
Outstanding at March 31, 2024	1,479,059	30.39	4.6	80
Exercisable at March 31, 2024	1,168,432	33.51	3.6	60

There were no stock options granted or exercised during the three months ended March 31, 2024.

As of March 31, 2024, there was $3.0 million of total unrecognized compensation cost related to unvested stock options granted to employees, which is expected to be recognized over a weighted-average period of 1.0 years.

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

The Company has granted performance-based restricted stock units to management for which vesting occurs upon the achievement of certain clinical development milestones. Stock-based compensation expense associated with these performance-based restricted stock units is recognized when the achievement of the vesting conditions becomes probable. The Company did not recognize any stock-based compensation expense relating to the achievement of performance-based milestones during the three months ended March 31, 2024.

A summary of the status of restricted stock units and restricted stock awards as of December 31, 2023 and March 31, 2024 and changes during the three months ended March 31, 2024 is presented below:

	Shares
	Subject to
	Restricted Stock
	Units and	Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value
Outstanding at December 31, 2023	1,778,614	$6.29
Granted	1,152,238	7.02
Vested	(295,655)	8.14
Forfeited	(9,429)	6.41
Outstanding at March 31, 2024	2,625,768	$6.42

As of March 31, 2024, there was $14.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock units and restricted stock awards, with an expected recognition period of 1.4 years.

Stock-based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Research and development	$971	$1,267
General and administrative	1,132	1,378
Total stock-based compensation expense	$2,103	$2,645

12. Subsequent Event

On May 9, 2024, the Company entered into a further amendment (the "Loan Amendment") to the Loan Agreement with Oxford. Under this Loan Amendment, Oxford agreed to modify the Loan Agreement in order to, among other things, (i) increase the aggregate amount of term loans available to the Company to from $40.0 million to $100.0 million, with tranches totaling $40.0 million in the aggregate becoming available to the Company upon achievement of certain clinical development, regulatory and equity-raising milestones, and $20.0 million becoming available at Oxford's discretion; (ii) extend the interest only period from September 1, 2024 to November 1, 2025 with further extensions to as late as November 1, 2026 upon achievement of certain milestones; and (iii) extend the maturity date from August 1, 2026 to February 1, 2028. In consideration for this Loan Amendment, the Company has agreed to, among other things, certain cash covenants and revenue performance covenants, and that the failure to satisfy the primary endpoint for the SELECT-MDS-1 trial, the termination of the SELECT-MDS-1 trial for safety reasons, or the failure to obtain FDA approval for tamibarotene for the treatment of newly diagnosed HR-MDS patients with RARA overexpression by May 31, 2026, would each constitute events of default under the Loan Agreement. In addition, upon drawing any further loans under the Loan Agreement the Company has agreed to grant Oxford, to the extent permitted under existing agreements and applicable law, a security interest in all intellectual property owned by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission, or SEC, on March 27, 2024, or the 2023 10-K. Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should also be considered in light of risks identified under the caption “Risk Factors” in the 2023 10-K and in this Quarterly Report. We caution you not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Based on these data and our assessment of ongoing areas of high unmet need, we advanced tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in newly diagnosed HR-MDS patients with RARA overexpression, which we refer to as SELECT-MDS-1. HR-MDS is a hematologic malignancy that is closely related to AML, and we believe that approximately 50% of HR-MDS patients overexpress RARA. We believe that approximately 18,500 patients are diagnosed with HR-MDS in the United States and Europe annually and we expect the total global market for myelodysplastic syndrome, or MDS, patients of all risk groups to grow to approximately $4.7 billion by 2028. The SELECT-MDS-1 trial is evaluating newly diagnosed HR-MDS patients with RARA overexpression in a double-blind placebo-controlled study design, randomized 2:1 to receive tamibarotene in combination with azacitidine, or placebo in combination with azacitidine, respectively. The primary efficacy endpoint is based on 190 patients to provide over 90% power to detect a difference in CR rates between the experimental and control arms with a one-sided alpha of 0.025. The United States Food and Drug Administration, or FDA, has expressed that the CR rate is an acceptable efficacy endpoint for either full or accelerated approval for treatment of newly diagnosed HR-MDS with supporting data on durability of remission. Informed by feedback from the FDA, we amended the SELECT-MDS-1 clinical trial protocol in March 2023 to include a total of approximately 550 patients to enable us to assess OS as a key secondary endpoint, which could allow the trial to serve as a confirmatory study if needed to convert an accelerated approval to a full approval in the future. The amended clinical trial protocol is designed with 80% power to detect a difference in OS rates for the key secondary endpoint between the experimental and control arms, also with a one-sided alpha of 0.025. In January 2023, the FDA granted Fast Track Designation to tamibarotene in combination with azacitidine for the treatment of adults with newly diagnosed HR-MDS who are positive for RARA overexpression. In the first quarter of 2024, we completed enrollment of the 190 patients necessary to support the CR primary endpoint analysis. In addition, the SELECT-MDS-1 trial passed a pre-specified interim futility analysis of the primary endpoint based on an analysis, blinded to us, in the initial 50% of the enrolled patients. The analysis was conducted by an independent data monitoring committee, who also noted that there were no concerning safety signals and recommended that the trial continue without modification. We expect to report pivotal CR data from the SELECT-MDS-1 trial by the middle of the fourth quarter of 2024.

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

In April 2024, the FDA granted Fast Track Designation to tamibarotene in combination with venetoclax and azacitidine for the treatment of newly diagnosed AML with RARA gene overexpression, as detected by an FDA approved test in adults who are over age 75 and who have comorbidities that preclude the use of intensive induction chemotherapy. We continue to enroll patients in SELECT-AML-1 and anticipate reporting clinical activity and tolerability data from a pre-specified analysis of over 40 patients from the randomized portion of the trial in the third quarter of 2024.

Financings

On December 21, 2023, we issued and sold an aggregate of 4,939,591 shares of our common stock at a price of $4.42 per share, and, in lieu of our common stock to certain investors who so chose, pre-funded warrants to purchase an aggregate of 5,242,588 shares of our common stock at a price of $4.419 per pre-funded warrant, in an underwritten offering resulting in gross proceeds of approximately $45.0 million, before deducting underwriting fees and other transaction costs of approximately $3.2 million. The offering was made pursuant to an underwriting agreement between us and Cowen and Company, LLC, or Cowen, and Piper Sandler & Co. on December 18, 2023. Pursuant to the underwriting agreement, the underwriters purchased the shares of common stock from us at a price of $4.1548 per share and the pre-funded warrants from us at a price of $4.15386 per share underlying each pre-funded warrant. The shares of common stock and the pre-funded warrants were issued, and any shares of common stock issuable upon exercise of the pre-funded warrants will be issued, pursuant to a shelf registration statement on Form S-3 that was filed with the SEC on April 6, 2023 and declared effective by the SEC on April 28, 2023.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. We did not recognize any revenue during the three months ended March 31, 2024. For the three months ended March 31, 2023, we recognized revenue of $3.0 million related to our collaboration with Global Blood Therapeutics, or GBT. The collaboration with GBT terminated in October 2023 and we do not expect to recognize collaboration revenue from GBT following that date.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Tamibarotene external costs	$16,477	$13,357
SY-5609 program external costs	135	1,318
SY-2101 program external costs	636	1,913
Other research program external costs	390	1,532
Employee-related expenses, excluding stock-based compensation	4,702	7,527
Stock-based compensation	971	1,267
Facilities and other expenses	1,344	1,847
Total research and development expenses	$24,655	$28,761

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies as discussed in our 2023 10-K.

Results of Operations

Comparison of three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change
Statements of Operations Data:
Revenue	$—	$2,954	$(2,954)	(100)%
Operating expenses:
Research and development	24,655	28,761	(4,106)	(14)%
General and administrative	6,266	7,405	(1,139)	(15)%
Total operating expenses	30,921	36,166	(5,245)	(15)%
Loss from operations	(30,921)	(33,212)	2,291	(7)%
Interest income	1,546	1,775	(229)	(13)%
Interest expense	(1,307)	(1,217)	(90)	7%
Change in fair value of warrant liabilities	26,974	8,865	18,109	204%
Net loss	$(3,708)	$(23,789)	$20,081	(84)%

Revenue

We did not recognize any revenue during the three months ended March 31, 2024. For the three months ended March 31, 2023, we recognized $3.0 million of revenue, all of which was attributable to our collaboration with GBT.

Research and Development Expense

Research and development expense decreased by approximately $4.1 million, or 14%, from $28.8 million for the three months ended March 31, 2023 to $24.7 million for the three months ended March 31, 2024. The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023, together with the changes to those items in dollars (in thousands):

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change

External research and development	$16,502	$15,607	$895	6%
Employee-related expenses, excluding stock-based compensation	4,702	7,527	(2,825)	(38)%
Stock-based compensation	971	1,267	(296)	(23)%
Consulting, licensing and professional fees	1,136	2,513	(1,377)	(55)%
Facilities and other expenses	1,344	1,847	(503)	(27)%
Total research and development expenses	$24,655	$28,761	$(4,106)	(14)%

The change in research and development expense was primarily attributable to activities associated with advancing our lead clinical programs, including the following:

•
an increase of approximately $0.9 million, or 6%, for external research and development costs, primarily attributable to the increase in costs associated with our existing clinical trials of tamibarotene;
•
a decrease of approximately $2.8 million, or 38%, for employee-related expenses, primarily due to a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023;
•
a decrease of approximately $0.3 million, or 23%, for stock-based compensation, primarily due to a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023 and the grant of stock-based awards during the three months ended March 31, 2024 that have performance-based vesting conditions for which no related expenses were recognized during the period;

•
a decrease of approximately $1.4 million, or 55%, for consulting, licensing and professional fees, primarily related to a decrease in costs associated with our clinical trials and discovery programs; and
•
a decrease of approximately $0.5 million, or 27%, for facilities and other expenses, primarily due to the closure of our laboratory facilities as part of the restructuring of our operations in the fourth quarter of 2023.

General and Administrative Expense

General and administrative expense decreased by approximately $1.1 million, or 15%, from $7.4 million for the three months ended March 31, 2023 to $6.3 million for the three months ended March 31, 2024. The change in general and administrative expense was primarily attributable to a decrease in facilities expenses, consulting and a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The decrease in interest income during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to a lower average cash balance during the three months ended March 31, 2024 compared to the same period in 2023.

Interest Expense

Interest expense was related to our credit facility with Oxford. Interest expense increased from the three months ended March 31, 2023 to the three months ended March 31, 2024 due to a higher interest rate during the three month period ended March 31, 2024 compared to the same period in 2023.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities during the three months ended March 31, 2024 was primarily driven by the decrease in the price of our common stock from December 31, 2023 to March 31, 2024. The change in fair value of warrant liabilities during the three months ended March 31, 2023 was primarily driven by the decrease in the price of our common stock from December 31, 2022 to March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through March 31, 2024, primarily through the issuance of equity securities, through license and collaboration agreements, and through the credit facility with Oxford.

On February 12, 2020, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford. Pursuant to the Loan Agreement, a term loan of up to an aggregate principal amount of $60.0 million is available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. On July 3, 2022, we entered into an amendment to the Loan Agreement with Oxford, or the First Loan Amendment. Pursuant to the First Loan Amendment, Oxford agreed to modify the Loan Agreement in order to, among other things, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026. As of March 31, 2024, $20.0 million remains available under the Loan Agreement at the sole discretion of Oxford. On May 9, 2024, we entered into a further amendment (the "Fourth Loan Amendment") to the Loan Agreement with Oxford. Under this Fourth Loan Amendment, Oxford agreed to modify the Loan Agreement in order to, among other things, (i) increase the aggregate amount of term loans available to us to from $40.0 million to $100.0 million, with tranches totaling $40.0 million in the aggregate becoming available to us upon achievement of certain clinical development, regulatory and equity-raising milestones, and $20.0 million becoming available at Oxford's discretion; (ii) extend the interest only period from September 1, 2024 to November 1, 2025 with further extensions to as late as November 1, 2026 upon achievement of certain milestones; and (iii) extend the maturity date from August 1, 2026 to February 1, 2028. In consideration for this Fourth Loan Amendment, we have agreed to, among other things, certain cash covenants and revenue performance covenants, and that the failure to satisfy the primary endpoint for the

SELECT-MDS-1 trial, the termination of the SELECT-MDS-1 trial for safety reasons, or the failure to obtain FDA approval for tamibarotene for the treatment of newly diagnosed HR-MDS patients with RARA overexpression by May 31, 2026, would each constitute events of default under the Loan Agreement. In addition, upon drawing any further loans under the Loan Agreement we have agreed to grant Oxford, to the extent permitted under existing agreements and applicable law, a security interest in all intellectual property owned by us.

On April 6, 2023, we filed a universal shelf registration statement on Form S-3, or the 2023 Registration Statement, with the SEC to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more registered offerings. The 2023 Registration Statement was declared effective on April 28, 2023. Further, in April 2023, we entered into an at-the-market sales agreement, or the 2023 sales agreement, with Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen pursuant to the 2023 Registration Statement. During the year ended December 31, 2023, we issued and sold 350,000 shares of common stock pursuant to the 2023 sales agreement for gross proceeds of $1.4 million, before deducting underwriting fees.

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

As of March 31, 2024, $48.6 million of our common stock remained available for future issuance under the 2023 sales agreement.

As of March 31, 2024, $203.6 million of securities remained available for future issuance under the 2023 Registration Statement.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of approximately $108.3 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

Net cash used in:
Operating activities	$(31,098)	$(36,901)
Investing activities	(24,640)	(25,748)
Financing activities	(265)	(53)
Net decrease in cash, cash equivalents and restricted cash	$(56,003)	$(62,702)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $31.1 million during the three months ended March 31, 2024 compared to $36.9 million for the three months ended March 31, 2023. The decrease in net cash used in operating activities during the three months ended March 31, 2024 was primarily due to a decrease in net loss from operations of $2.3 million, a decrease in the change of net operating assets of $4.3 million and an increase in interest income of $0.2 million, partially offset by a decrease in depreciation of property and equipment of $0.3 million and a decrease in stock-based compensation of $0.5 million during the three months ended March 31, 2024.

Net Cash Used In Investing Activities

Net cash used in investing activities was $24.6 million during the three months ended March 31, 2024 compared to net cash used in investing activities of $25.7 million during the three months ended March 31, 2023. The net cash used in investing activities during the three months ended March 31, 2024 was primarily due to the purchase of marketable securities of $24.7 million, partially offset by proceeds from disposal of property and equipment during the three months ended March 31, 2024. The net cash used in investing activities was primarily due to the purchases of marketable securities of $48.5 million, partially offset by maturity of marketable securities of $23.0 million and the purchase of $0.2 million of property and equipment during the three months ended March 31, 2023.

Net Cash Used In Financing Activities

Net cash used in financing activities was $0.3 million during the three months ended March 31, 2024 compared to the net cash provided by financing activities of $0.1 million for the three months ended March 31, 2023. Cash used in financing activities for the three months ended March 31, 2024 was primarily due to the payments of issuance costs related to our underwritten registered direct offering and our at-the-market facility during the year ended December 31, 2023. In comparison, the cash used in financing activities for the three months ended March 31, 2023 was primarily due to payments of $0.1 million made under our financing lease.

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

We believe that our cash, cash equivalents and marketable securities as of March 31, 2024, will enable us to fund our planned operating expense and capital expenditure requirements into the third quarter of 2025. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
•
the timing and amount of milestone and other payments due to TMRC Co. Ltd. associated with the development, manufacture and commercialization of tamibarotene;
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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2024, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024 and 2023.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 10-K. Any of the risk factors contained in this Quarterly Report and the 2023 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to Our Financial Position and Need for Additional Capital

The terms of our loan and security agreement place restrictions on our operating and financial flexibility.

In February 2020, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, which is secured by substantially all of our currently owned or later acquired personal property other than our intellectual property (but including the right to payments and proceeds of intellectual property), which is subject to a negative pledge. We borrowed $20.0 million upon execution of the loan and security agreement and borrowed an additional $20.0 million term loan advance in December 2020.

On May 9, 2024, we entered into an amendment, or the Loan Amendment to the loan and security agreement with Oxford. We refer to the loan and security agreement with Oxford, as amended by the Loan Amendment, as the Loan Agreement. Pursuant to the Loan Amendment, in its capacity as lender and agent, Oxford agreed to modify the terms of the loan and security agreement to, among other things: (i) increase the aggregate amount of term loans available to us from $40.0 million to $100.0 million, with tranches totaling $40.0 million in the aggregate becoming available to us upon achievement of certain clinical development, regulatory and equity-raising milestones, and $20.0 million becoming available at Oxford's discretion; (ii) extend the interest only period from September 1, 2024 to November 1, 2025 with further extensions to as late as November 1, 2026 upon achievement of certain milestones; and (iii) extend the maturity date from August 1, 2026 to February 1, 2028.

The Loan Agreement contains representations and warranties and affirmative and negative covenants applicable to us and our subsidiaries, as more fully described in the Loan Agreement. The Loan Agreement also includes events of default, the occurrence and during the continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our property securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us, or to immediately cease operations.

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

For example, we are aware of several new drugs approved by the U.S. Food and Drug Administration, or the FDA, since 2018 for the treatment of newly diagnosed unfit acute myeloid leukemia, or AML, or patient subsets within newly diagnosed unfit AML (including ivosidenib, venetoclax, and glasdegib), and two new drugs approved by the FDA since 2020 for the treatment of myelodysplastic syndrome, or MDS, or patient subsets within MDS (decitabine/cedazuridine and ivosidenib). Tamibarotene may also face competition from other agents currently in clinical development for AML and MDS, including those in late-stage development from AbbVie Inc., Roche Holding AG, Taiho Oncology, Inc., and Pfizer Inc.

Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects, have greater ease of access, or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. For example, the evolving standard of care for the treatment of patients with AML and the response rates and duration of response seen with approved and investigational agents in this disease may result in a longer and more complex clinical development path for tamibarotene, which in turn will impact the potential return on investments in clinical trials of tamibarotene. In addition, the evolving standard of care for the treatment of patients with AML may lead to evolution of the standard of care for patient subsets within MDS, a closely related condition. Our competitors also may obtain FDA or other marketing approval for their products before we, or any collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any collaborators, are able to enter the market.

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

Item 5. Other Information.

(a)

On May 9, 2024, we entered into the Loan Amendment to the loan and security agreement with Oxford. Under the Loan Amendment, Oxford agreed to modify the terms of the loan and security agreement, in order to, among other things:

•
increase the aggregate amount of term loans available to us from $40.0 million to $100.0 million, with tranches totaling $40.0 million in the aggregate becoming available to us upon achievement of certain clinical development, regulatory and equity-raising milestones, and $20.0 million becoming available at Oxford's discretion;
•
extend the interest only period from September 1, 2024 to November 1, 2025 with further extensions to as late as November 1, 2026 upon achievement of certain milestones; and
•
extend the maturity date from August 1, 2026 to February 1, 2028.

In consideration for the Loan Amendment, we have agreed to, among other things, certain cash covenants and revenue performance covenants, and that the failure to satisfy the primary endpoint for our SELECT-MDS-1 trial, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in a genomically defined subset of patients with higher-risk myelodysplastic syndrome, or HR-MDS, the termination of the SELECT-MDS-1 trial for safety reasons, or the failure to obtain FDA approval for tamibarotene for the treatment of newly diagnosed HR-MDS in patients with RARA overexpression by May 31, 2026, would each constitute events of default under the Loan Agreement. In addition, upon drawing any further loans under the Loan Agreement we have agreed to grant Oxford, to the extent permitted under existing agreements and applicable law, a security interest in all intellectual property owned by us.

Except as provided above, the terms of the loan and security agreement remain materially unchanged.

The foregoing description of the Loan Amendment is qualified in its entirety by reference to the full text thereof, which we intend to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2024.

(c)

The following table describes contracts, instructions or written plans for the sale or purchase of Company securities adopted by our directors and officers during the quarterly period covered by this report that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”):

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Richard A. Young, Ph.D., Director	March 29, 2024	Until July 30, 2025, or such earlier date upon which all transactions are completed or expire without execution.	Sale of up to 34,837 shares

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

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

10.1*	Amended and Restated Director Compensation Policy

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

Syros Pharmaceuticals, Inc.

Date: May 14, 2024	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer (Principal Financial Officer)