Form 10-Q
period 2024-06-30
Syros Pharmaceuticals, Inc.
filed 2024-07-31
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on July 26, 2024: 26,809,764

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
•
our plans to develop and seek approval of diagnostic tests for use in identifying patients who may benefit from treatment with tamibarotene or any future product candidates;
•
our ability to enter into, and the terms and timing of, any collaborations, license agreements, asset sales, or other arrangements;
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
•
our ability to secure sufficient additional capital in the near term or implement other strategies needed to alleviate our current doubt about our ability to continue as a going concern; and
•
general economic conditions, including inflation, recession risk and increasing interest rates.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$78,964	$139,526
Prepaid expenses and other current assets	5,957	5,454
Total current assets	84,921	144,980
Property and equipment, net	6,633	7,298
Other long-term assets	1,460	1,592
Restricted cash	2,119	2,119
Right-of-use asset – operating lease	11,589	12,185
Total assets	$106,722	$168,174
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$7,469	$11,544
Accrued expenses and other current liabilities	14,557	16,146
Operating lease obligation, current portion	2,495	2,324
Debt, current portion	—	6,667
Total current liabilities	24,521	36,681
Operating lease obligation, net of current portion	17,232	18,528
Warrant liabilities	30,387	61,747
Debt, net of debt discount, net of current portion	40,934	34,556
Commitments and contingencies (See Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 140,000,000 and 70,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 26,809,764 and 26,448,678 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	26	26
Additional paid-in capital	743,464	739,443
Accumulated deficit	(749,842)	(722,807)
Total stockholders' (deficit) equity	(6,352)	16,662
Total liabilities and stockholders' (deficit) equity	$106,722	$168,174

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$—	$2,833	$—	$5,787
Operating expenses:
Research and development	21,953	29,608	46,608	58,369
General and administrative	5,463	7,225	11,729	14,630
Total operating expenses	27,416	36,833	58,337	72,999
Loss from operations	(27,416)	(34,000)	(58,337)	(67,212)
Interest income	1,085	2,125	2,631	3,900
Interest expense	(1,382)	(1,278)	(2,689)	(2,495)
Change in fair value of warrant liabilities	4,386	(3,105)	31,360	5,760
Net loss applicable to common stockholders	$(23,327)	$(36,258)	$(27,035)	$(60,047)
Net loss per share applicable to common stockholders - basic and diluted	$(0.59)	$(1.30)	$(0.69)	$(2.15)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	39,269,434	27,913,448	39,123,740	27,878,030

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(23,327)	$(36,258)	$(27,035)	$(60,047)
Other comprehensive gain:
Unrealized holding loss on marketable securities, net of tax	—	(214)	—	(53)
Comprehensive loss	$(23,327)	$(36,472)	$(27,035)	$(60,100)

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended June 30, 2024 and 2023

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain	Deficit	Equity (Deficit)
Balance at March 31, 2023	20,409,130	$20	$688,492	$263	$(582,022)	$106,753
Vesting of restricted stock units	33,304	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	54,082	—	144	—	—	144
Exercise of pre-funded warrants	211,840	—	—	—	—	—
Stock-based compensation expense	—	—	2,814	—	—	2,814
Other comprehensive loss	—	—	—	(214)	—	(214)
Net loss	—	—	—	—	(36,258)	(36,258)
Balance at June 30, 2023	20,708,356	$20	$691,450	$49	$(618,280)	$73,239

Balance at March 31, 2024	26,728,337	$26	$741,546	$—	$(726,515)	$15,057
Vesting of restricted stock units	27,180	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	26,247	—	115	—	—	115
Issuance of restricted stock awards	28,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,803	—	—	1,803
Net loss	—	—	—	—	(23,327)	(23,327)
Balance at June 30, 2024	26,809,764	$26	$743,464	$—	$(749,842)	$(6,352)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2024 and 2023

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain	Deficit	Equity (Deficit)
Balance at December 31, 2022	20,263,116	$20	$685,847	$102	$(558,233)	$127,736
Vesting of restricted stock units	144,327	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	54,082	—	144	—	—	144
Exercise of pre-funded warrants	246,831	—	—	—	—	—
Stock-based compensation expense	—	—	5,459	—	—	5,459
Other comprehensive loss	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(60,047)	(60,047)
Balance at June 30, 2023	20,708,356	$20	$691,450	$49	$(618,280)	$73,239

Balance at December 31, 2023	26,448,678	$26	$739,443	$—	$(722,807)	$16,662
Vesting of restricted stock units	306,839	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	26,247	—	115	—	—	115
Issuance of restricted stock awards	28,000	—	—	—	—	—
Stock-based compensation expense	—	—	3,906	—	—	3,906
Net loss	—	—	—	—	(27,035)	(27,035)
Balance at June 30, 2024	26,809,764	$26	$743,464	$—	$(749,842)	$(6,352)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net loss	$(27,035)	$(60,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	665	1,288
Gain on disposal of property and equipment	(125)	—
Non-cash lease expense	—	69
Stock-based compensation expense	3,906	5,459
Change in fair value of warrant liabilities	(31,360)	(5,760)
Net amortization of premiums and discounts on marketable securities	(302)	(1,165)
Amortization of debt-discount and accretion of deferred debt costs	273	281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(503)	502
Unbilled receivable	—	(62)
Other long-term assets	132	3,119
Accounts payable	(4,075)	282
Accrued expenses and other current liabilities	(1,812)	(638)
Deferred revenue	—	(2,145)
Operating lease right-of-use-asset and liabilities	(529)	(470)
Net cash used in operating activities	(60,765)	(59,287)
Investing activities
Purchases of property and equipment	—	(234)
Proceeds from the disposition of asset-held-for-sale	125	—
Purchases of marketable securities	(30,591)	(50,968)
Proceeds from the sale or maturities of marketable securities	30,893	58,377
Net cash provided by investing activities	427	7,175
Financing activities
Payments on financing lease obligations	—	(57)
Proceeds from the issuance of common stock through Employee Stock Purchase Plan	115	144
Payment of issuance cost related to underwritten registered direct offering and at-the-market facility	(339)	—
Net cash (used in) provided by financing activities	(224)	87
Net decrease in cash, cash equivalents and restricted cash	(60,562)	(52,025)
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	141,645	170,553
End of period	81,083	118,528
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,632	$2,173

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

The Company is subject to a number of risks similar to those of other late-stage clinical companies, including dependence on key individuals; risks inherent in the development and commercialization of medicines to treat human disease; competition from other companies, many of which are larger and better capitalized; risks relating to obtaining and maintaining necessary intellectual property protection; and the need to obtain adequate additional financing to fund the development of its product candidates. If the Company is unable to raise capital when needed or on favorable terms, it would be forced to delay, reduce, eliminate or out-license certain of its research and development programs or future commercialization rights to its product candidates.

The Company has incurred significant net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. As of June 30, 2024, the Company had an accumulated deficit of $749.8 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the issuance of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.

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

Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to alleviate its financing requirements include, among other things, pursuing one or more of the following steps, none of which can be guaranteed or is entirely within the Company’s control:

• raise funding through the issuance of the Company’s common or preferred stock;

• raise funding through debt financing; and

• raise funding through business development activities, including the potential sale of SY-2101-related assets.

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

The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023, statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023, and statements of cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, (i) Syros Securities Corporation, a Massachusetts corporation formed by the Company in December 2014 to exclusively engage in buying, selling and holding securities on its own behalf, (ii) Syros Pharmaceuticals (Ireland) Limited, an Irish limited liability company formed by the Company in January 2019, and (iii) Tyme Technologies, Inc., a Delaware corporation. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management considers many factors in selecting appropriate financial accounting policies and in developing these estimates, which include, but are not limited to, expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, valuation of warrant liabilities, stock-based compensation expense, accrued expenses, income taxes and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results may differ from those estimates or assumptions.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the carrying values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying values of the assets exceed their fair value. The Company did not record any impairment losses during the three and six months ended June 30, 2024 and 2023.

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

The following outstanding pre-funded warrants as of June 30, 2024 and 2023 were included in the basic and diluted net loss per share calculation (refer to Note 10):

	As of June 30,
	2024	2023
2020 Pre-Funded Warrants, issued in the 2020 Private Placement	100,000	100,000
2022 Pre-Funded Warrants, issued in the 2022 Private Placement	7,179,819	7,279,819
2023 Pre-Funded Warrants, issued in December 2023 registered direct offering	5,242,588	—
Total	12,522,407	7,379,819

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Stock options	1,533,059	1,747,357
Unvested restricted stock units	3,072,224	2,321,582
Warrants*	14,142,298	14,142,298
Total	18,747,581	18,211,237

* As of June 30, 2024 and 2023, this is comprised of 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Company’s loan agreement in February 2020 (refer to Note 7), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to

Note 7), 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 10), 13,813,912 warrants to purchase common stock issued in connection with the private placement in September 2022 (refer to Note 10), and 41,085 warrants to purchase common stock that were issued upon the assumption and conversion of warrants in connection with the acquisition of Tyme Technologies, Inc.

3. Collaboration and Research Arrangements

During the three and six months ended June 30, 2023, the Company recognized revenue of $2.8 million and $5.8 million, respectively, under a license and collaboration agreement with Global Therapeutics, Inc, now a subsidiary of Pfizer. As of June 30, 2023, the Company had deferred revenue outstanding under that agreement of approximately $2.2 million, all of which is classified as deferred revenue, current portion on the Company’s condensed consolidated balance sheet. As the agreement was terminated in October 2023, no revenue was recognized during the three and six month periods ended June 30, 2024.

4. Cash and Cash Equivalents

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Unrealized gains or losses are included in accumulated other comprehensive loss. Premiums or discounts from par value are amortized to interest income over the life of the underlying security.

Cash and cash equivalents consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

		Unrealized	Unrealized	Fair
June 30, 2024	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$78,964	$—	$—	$78,964
Total:	$78,964	$—	$—	$78,964

		Unrealized	Unrealized	Fair
December 31, 2023	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$139,526	$—	$—	$139,526
Total	$139,526	$—	$—	$139,526

5. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$78,964	$78,964	$—	$—
Total	$78,964	$78,964	$—	$—
Liabilities:
Warrant liabilities	$30,387	$—	$—	$30,387
Total	$30,387	$—	$—	$30,387

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$139,526	$139,526	$—	$—
Total	$139,526	$139,526	$—	$—
Liabilities:
Warrant liabilities	$61,747	$—	$—	$61,747
Total	$61,747	$—	$—	$61,747

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	June 30, 2024	December 31, 2023
Stock price	$5.16	$7.79
Average risk-free interest rate	4.51%	3.96%
Average expected life (in years)	3.17	3.67
Average expected volatility	84.59%	87.63%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 warrant liabilities for the six months ended June 30, 2024 and the year ended December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Fair value of warrant liabilities as of beginning of period	$61,747	$24,472
Change in fair value	(31,360)	37,275
Fair value of warrant liabilities as of end of period	$30,387	$61,747

6. Restricted Cash

As of each of June 30, 2024 and December 31, 2023, the Company had $2.1 million in restricted cash, which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the lease with respect to the Company's corporate headquarters (the “HQ Lease”) (See Note 9).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ Lease. Pursuant to the HQ Lease, the Company exercised its right to reduce the amount of the letter of credit to $2.1 million during the year ended December 31, 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of June 30, 2024 and 2023 (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$78,964	$115,442
Restricted cash	$2,119	3,086
Total cash, cash equivalents and restricted cash	$81,083	$118,528

7. Oxford Finance Loan Agreement

On February 12, 2020, the Company entered into a Loan and Security Agreement (as subsequently amended, the “Loan Agreement”) with Oxford Finance LLC (the “Lender”). Pursuant to the terms of an amendment dated May 9, 2024 (the “Fourth Loan Amendment”), the Loan Agreement was modified to increase the aggregate amount of term loans available to the Company from $60.0 million to $100.0 million. A $20.0 million term loan was funded on February 12, 2020 (Term A) and another $20.0 million term loan was funded on December 23, 2020 (Term B). Two additional $20.0 million term loans (Term C and Term D) will become available upon achievement of certain clinical development, regulatory and equity-raising milestones, and another $20.0 million term loan (Term E) remains available solely at the discretion of the Lender.

The floating annual rate for each term loan is equal to the greater of (i) 7.75% and (ii) the sum of (a) the 1-month CME Term SOFR reference rate, (b) 0.10%, and (c) 5.98%. Pursuant to the terms of the Fourth Loan Amendment, the Lender agreed to extend the interest-only period from September 1, 2024 to November 1, 2025, with further extensions to as late as November 1, 2026 upon the achievement of certain milestones and the payment of certain fees, and to provide for the repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on November 1, 2025 through February 1, 2028 (the “Maturity Date”), subject to the potential further extension of the interest-only period.

The Company paid a facility fee of $0.1 million upon the issuance of the Term A loan, paid a facility fee of $75,000 upon the issuance of the Term B loan, and must pay a $50,000 facility fee if and when each of the Term C loan, the Term D loan, and the Term E loan is issued. In connection with prior extensions of the interest-only period, the Company paid fees of $300,000 in September 2022 and agreed to pay fees of $300,000 upon the first to occur of the Maturity Date or the acceleration or prepayment of any term loan. In connection with the Fourth Loan Amendment, the Company agreed to pay an additional fee of $1,050,000 upon the first to occur of the Maturity Date or the acceleration or prepayment of any term loan. The Company is required to make a final payment equal to 5.00% of the amount of the term loan drawn payable on the earlier of (i) the prepayment of the term loan or (ii) the Maturity Date. At the Company’s option, the Company may elect to prepay the loans subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.

In connection with the Loan Agreement, the Company granted the Lender a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company. In consideration of the Fourth Loan Amendment, the Company has agreed to, among other things, certain cash covenants, which requires an unrestricted cash balance in an aggregate amount of not less than (i) for May 31, 2024 and at all times thereafter through and including January 31, 2025, seventy-five percent (75.00%) of the aggregate principal amount of the outstanding obligations, and (ii) for February 1, 2025 and at all times thereafter through and including May 31, 2026, one hundred twenty percent (120.00%) of the aggregate principal amount of the outstanding obligations, and revenue performance covenants, and that the failure to satisfy the primary endpoint for the SELECT-MDS-1 trial, the termination of the Company’s SELECT-MDS-1 trial for safety reasons, or the failure to obtain United States Food and Drug Administration (“FDA”) approval for tamibarotene for the treatment of newly diagnosed HR-MDS patients with RARA overexpression by May 31, 2026, would each constitute events of default under the Loan Agreement. In addition, upon drawing any further loans under the Loan Agreement the Company has agreed to grant the Lender, to the extent permitted under existing agreements and applicable law, a security interest in all intellectual property owned by the Company. As of June 30, 2024, the Company was in compliance with all covenants under the Loan Agreement.

In connection with the issuance of the Term A loan, the Company issued the Lender warrants to purchase 2,754 shares of the Company’s common stock at an exercise price per share of $72.60 in February 2020. In connection with the issuance of the Term B loan, the Company issued the Lender warrants to purchase 1,738 shares of the Company’s common stock at an exercise price of $115.00 per share in December 2020 (collectively, the “Oxford Warrants”). The Oxford Warrants are exercisable within five years from the respective dates of issuance.

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

The Company has the following minimum aggregate future loan payments as of June 30, 2024 (in thousands):

Six months ending December 31, 2024	—
Year ending December 31, 2025	2,857
Year ending December 31, 2026	17,143
Year ending December 31, 2027	17,143
Year ending December 31, 2028	2,857
Total minimum payments	40,000
Less unamortized debt discount	(865)
Plus accumulated accretion of final fees	1,799
Long-term debt	$40,934

For the three and six months ended June 30, 2024, interest expense related to the Loan Agreement was approximately $1.4 million and $2.7 million, respectively. For the three and six months ended June 30, 2023, interest expense related to the Loan Agreement was approximately $1.3 million and $2.5 million, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
External research and preclinical development	$9,117	$8,001
Employee compensation and benefits	3,815	6,993
Professional fees	983	1,015
Facilities and other	642	137
Accrued expenses and other current liabilities	$14,557	$16,146

9. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies as discussed in its Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has a supply management agreement with TMRC Co. Ltd. under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred no fees under this supply management agreement during the three and six months ended June 30, 2024. The company incurred fees of $1.8 million under this supply management agreement during both the three and six months ended June 30, 2023.

10. Stockholders’ Equity (Deficit)

Increase of Authorized Shares

On June 5, 2024, the Company's stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to (i) increase the number of authorized shares of the Company’s capital stock from 80,000,000 shares to 150,000,000 shares, and (ii) increase the number of authorized shares of the Company’s common stock from 70,000,000 shares to 140,000,000 shares. The Company filed a Certificate of Amendment of Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on the same day to effect the increase in the Company's authorized shares.

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

In the event of certain fundamental transactions involving the Company, the holders of the 2022 Warrants and 2020 Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and the 2020 Warrants at issuance was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. For the three and six months ended June 30, 2024, the Company recorded a gain (loss) for the remeasurement of the aggregate fair value of the 2022 Warrants and the 2020 Warrants in its condensed statement of operations of $4.4 million and $31.4 million, respectively. For the three and six months ended June 30, 2023, the Company recorded a gain for the remeasurement of the aggregate fair value of the 2022 Warrants and the 2020 Warrants in its condensed statement of operations of $(3.1) million and $5.8 million, respectively. As of

June 30, 2024 and December 31, 2023, the aggregate fair value of the 2022 Warrants and the 2020 Warrants included in the Company's condensed balance sheet was $30.4 million and $61.7 million, respectively.

11. Stock-Based Payments

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 117,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2024, the number of shares reserved for issuance under the 2016 ESPP was increased by 117,333 shares. As of June 30, 2024, 349,590 shares remained available for future issuance under the 2016 ESPP.

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In January 2023, the Company's board of directors amended the 2022 Plan to increase the aggregate number of shares that can be granted by 750,000 shares of common stock. As of June 30, 2024, 702,555 shares remained available for future issuance under the 2022 Plan.

2022 Equity Incentive Plan

The 2022 Equity Incentive Plan (the “2022 EIP”) was adopted by the board of directors on July 14, 2022, approved by the stockholders and became effective on September 15, 2022. The 2022 EIP replaced the 2016 Stock Incentive Plan (the “2016 Plan”). Any options or awards outstanding under the 2016 Plan remained outstanding and effective. Under the 2022 EIP, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Under the 2022 EIP, stock options may not be granted at less than fair value on the date of grant. On June 5, 2024, the Company's stockholders approved an amendment to the 2022 EIP to increase the number of shares of the Company's common stock available for issuance thereunder by 1,750,000 shares. As of June 30, 2024, 1,297,396 shares remained available for future issuance under the 2022 EIP.

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

A summary of the status of stock options as of December 31, 2023 and June 30, 2024 and changes during the six months ended June 30, 2024 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2023	1,548,642	$34.80	4.5
Granted	54,000	5.30
Cancelled	(69,583)	81.76
Outstanding at June 30, 2024	1,533,059	29.50	4.5	$71
Exercisable at June 30, 2024	1,202,904	33.16	3.5	71

There were no stock options exercised during the six months ended June 30, 2024.

As of June 30, 2024, there was $2.5 million of total unrecognized compensation cost related to unvested stock options granted to employees, which is expected to be recognized over a weighted-average period of less than 1.0 year.

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

The Company has granted performance-based restricted stock units for which vesting occurs upon the achievement of certain clinical development milestones. Stock-based compensation expense associated with these performance-based restricted stock units is recognized when the achievement of the vesting conditions becomes probable. The Company did not recognize any stock-based compensation expense relating to the achievement of performance-based milestones during the three and six months ended June 30, 2024 and 2023.

A summary of the status of restricted stock units and restricted stock awards as of December 31, 2023 and June 30, 2024 and changes during the six months ended June 30, 2024 is presented below:

	Shares
	Subject to
	Restricted Stock
	Units and	Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value
Outstanding at December 31, 2023	1,778,614	$6.29
Granted	1,709,878	6.48
Vested	(346,835)	8.06
Forfeited	(9,429)	6.41
Outstanding at June 30, 2024	3,132,228	$6.22

As of June 30, 2024, there was $16.6 million of unrecognized stock-based compensation expense related to outstanding restricted stock units and restricted stock awards, with an expected recognition period of 1.1 years.

Stock-based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$737	$1,384	$1,708	$2,650
General and administrative	1,066	1,430	2,198	2,809
Total stock-based compensation expense	$1,803	$2,814	$3,906	$5,459

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

In April 2024, the FDA granted Fast Track Designation to tamibarotene in combination with venetoclax and azacitidine for the treatment of newly diagnosed AML with RARA gene overexpression, as detected by an FDA approved test in adults who are over age 75 and who have comorbidities that preclude the use of intensive induction chemotherapy. We continue to enroll patients in SELECT-AML-1 and anticipate reporting clinical activity and tolerability data from a pre-specified analysis of over 40 patients from the randomized portion of the trial at the Society of Hematologic Oncology 2024 Annual Meeting in September of 2024.

As part of our launch preparation activities for tamibarotene, we are evaluating multiple approaches to ensure the availability of RARA overexpression testing at launch. These approaches could include the use of our existing clinical trial assay or a laboratory-developed test developed by a third party based on our clinical trial assay. We are also partnered with Qiagen Manchester Limited to develop a kit-based testing solution for future commercialization.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. We did not recognize any revenue during the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, we recognized revenue of $2.8 million and $5.8 million, respectively, related to our collaboration with Global Blood Therapeutics, or GBT. The collaboration with GBT was terminated in October 2023 and we do not expect to recognize collaboration revenue from GBT following that date.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Tamibarotene external costs	$14,741	$14,978	$31,217	$28,334
SY-5609 program external costs	(66)	1,025	69	2,343
SY-2101 program external costs	144	1,094	780	3,008
Other research program external costs	553	2,200	943	3,733
Employee-related expenses, excluding stock-based compensation	4,624	7,252	9,327	14,779
Stock-based compensation	737	1,384	1,708	2,650
Facilities and other expenses	1,220	1,675	2,564	3,522
Total research and development expenses	$21,953	$29,608	$46,608	$58,369

We expect to incur significant research and development expenses for the foreseeable future as we seek to advance our clinical trials involving tamibarotene. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of tamibarotene or any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of any product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•
approval of investigational new drug applications, or INDs, for our product candidates to commence planned or future clinical trials;

•
successful enrollment in, and completion of, clinical trials;

•
successful data from our clinical programs that support an acceptable benefit-risk profile of our product candidates in the intended populations;

•
successful development, and subsequent clearance or approval, of diagnostic tests for use in identifying potential patients;

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

Interest Income

Interest income consists of interest income on our cash, cash equivalents and investments in marketable securities, including the related amortization of premiums and discounts.

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

Results of Operations

Comparison of three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change
Statements of Operations Data:
Revenue	$—	$2,833	$(2,833)	(100)%
Operating expenses:
Research and development	21,953	29,608	(7,655)	(26)%
General and administrative	5,463	7,225	(1,762)	(24)%
Total operating expenses	27,416	36,833	(9,417)	(26)%
Loss from operations	(27,416)	(34,000)	6,584	(19)%
Interest income	1,085	2,125	(1,040)	(49)%
Interest expense	(1,382)	(1,278)	(104)	8%
Change in fair value of warrant liabilities	4,386	(3,105)	7,491	(241)%
Net loss	$(23,327)	$(36,258)	$12,931	(36)%

Revenue

We did not recognize any revenue during the three months ended June 30, 2024. For the three months ended June 30, 2023, we recognized $2.8 million of revenue, all of which was attributable to our collaboration with GBT.

Research and Development Expense

Research and development expense decreased by approximately $7.7 million, or 26%, from $29.6 million for the three months ended June 30, 2023 to $22.0 million for the three months ended June 30, 2024. The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023, together with the changes to those items in dollars (in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change

External research and development	$13,985	$16,847	$(2,862)	(17)%
Employee-related expenses, excluding stock-based compensation	4,624	7,252	(2,628)	(36)%
Stock-based compensation	737	1,384	(647)	(47)%
Consulting, licensing and professional fees	1,387	2,450	(1,063)	(43)%
Facilities and other expenses	1,220	1,675	(455)	(27)%
Total research and development expenses	$21,953	$29,608	$(7,655)	(26)%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical programs, including the following:

•
a decrease of approximately $2.9 million, or 17%, for external research and development costs, primarily attributable to the elimination of costs associated with our discovery programs following the restructuring of our operations in the fourth quarter of 2023, partially offset by the increase in costs associated with our existing clinical trials of tamibarotene;
•
a decrease of approximately $2.6 million, or 36%, for employee-related expenses, primarily due to a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023;
•
a decrease of approximately $0.6 million, or 47%, for stock-based compensation, primarily due to a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023, and because the stock-based awards granted to employees in 2024 have performance-based vesting conditions for which no related expenses were recognized during the period;
•
a decrease of approximately $1.1 million, or 43%, for consulting, licensing and professional fees, primarily related to a decrease in costs associated with our clinical trials and discovery programs; and
•
a decrease of approximately $0.5 million, or 27%, for facilities and other expenses, primarily due to the closure of our laboratory facilities as part of the restructuring of our operations in the fourth quarter of 2023.

General and Administrative Expense

General and administrative expense decreased by approximately $1.7 million, or 24%, from $7.2 million for the three months ended June 30, 2023 to $5.5 million for the three months ended June 30, 2024. The change in general and administrative expense was primarily attributable to a decrease in facilities expenses, consulting and a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents, and marketable securities. The decrease in interest income during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to a lower average cash balance during the three months ended June 30, 2024 compared to the same period in 2023.

Interest Expense

Interest expense was related to our credit facility with Oxford Finance LLC, or Oxford. Interest expense increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to a higher interest rate during the three month period ended June 30, 2024 compared to the same period in 2023.

Change in Fair Value of Warrant Liabilities

The gain from the change in fair value of warrant liabilities during the three months ended June 30, 2024 was primarily driven by the decrease in the price of our common stock from March 31, 2024 to June 30, 2024. The loss from the change in fair value of warrant liabilities during the three months ended June 30, 2023 was primarily driven by the increase in the price of our common stock from March 31, 2023 to June 30, 2023.

Comparison of six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
Statements of Operations Data:
Revenue	$-	$5,787	$(5,787)	$(100)%
Operating expenses:
Research and development	46,608	58,369	(11,761)	(20)%
General and administrative	11,729	14,630	(2,901)	(20)%
Total operating expenses	58,337	72,999	(14,662)	(20)%
Loss from operations	(58,337)	(67,212)	8,875	(13)%
Interest income	2,631	3,900	(1,269)	(33)%
Interest expense	(2,689)	(2,495)	(194)	8%
Change in fair value of warrant liabilities	31,360	5,760	25,600	444%
Net loss	$(27,035)	$(60,047)	$33,012	$(55)%

Revenue

We did not recognize any revenue during the six months ended June 30, 2024. For the six months ended June 30, 2023, we recognized $5.8 million of revenue, all of which was attributable to our collaboration with GBT.

Research and Development Expense

Research and development expense decreased by approximately $11.8 million, or 20%, from $58.4 million for the six months ended June 30, 2023 to $46.6 for the six months ended June 30, 2024. The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023, together with the changes to those items in dollars (in thousands):

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
External research and development	$30,486	$32,455	$(1,969)	(6)%
Employee-related expenses, excluding stock-based compensation	9,327	14,779	(5,452)	(37)%
Stock-based compensation	1,708	2,650	(942)	(36)%
Consulting, licensing and professional fees	2,523	4,963	(2,440)	(49)%
Facilities and other expenses	2,564	3,522	(958)	(27)%
Total research and development expenses	$46,608	$58,369	$(11,761)	(20)%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical programs, including the following:

•
a decrease of approximately $2.0 million, or 6%, for external research and development costs, primarily attributable to the elimination of costs associated with our discovery programs following the restructuring of our operations in the fourth quarter of 2023, partially offset by an increase in costs associated with our existing clinical trials of tamibarotene;
•
a decrease of approximately $5.5 million, or 37%, for employee-related expenses, primarily due to a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023;
•
a decrease of approximately $0.9 million, or 36%, for stock-based compensation, primarily due to a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023, and because the stock-based awards granted to employees in 2024 have performance-based vesting conditions for which no related expenses were recognized during the period;
•
a decrease of approximately $2.4 million, or 49%, for consulting, licensing and professional fees, primarily related to a decrease in costs associated with our clinical trials and discovery programs; and
•
a decrease of approximately $1.0 million, or 27%, for facilities and other expenses, primarily due to the closure of our laboratory facilities as part of the restructuring of our operations in the fourth quarter of 2023.

General and Administrative Expense

General and administrative expense decreased by approximately $2.9 million, or 20%, from $14.6 million for the six months ended June 30, 2023 to $11.7 million for the six months ended June 30, 2024. The change in general and administrative expense was primarily attributable to a decrease in facilities expenses, consulting and professional fees and a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The decrease in interest income during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was due to a lower average cash balance during the six months ended June 30, 2024 compared to the same period in 2023.

Interest Expense

Interest expense was related to our credit facility with Oxford. Interest expense increased from the six months ended June 30, 2023 to the six months ended June 30, 2024 due to a higher interest rate during the six months ended June 30, 2024 compared to the same period in 2023.

Change in Fair Value of Warrant Liabilities

The gain from the change in fair value of warrant liabilities during the six months ended June 30, 2024 was primarily driven by the decrease in the price of our common stock from December 31, 2023 to June 30, 2024. The gain from the change in fair value of warrant liabilities during the six months ended June 30, 2023 was primarily driven by the decrease in the price of our common stock from December 31, 2022 to June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through June 30, 2024, primarily through the issuance of equity securities, through license and collaboration agreements, and through the credit facility with Oxford.

On February 12, 2020, we entered into a Loan and Security Agreement with Oxford. Pursuant to the Loan Agreement, term loans of up to an aggregate principal amount of $60.0 million were originally made available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. On July 3, 2022, we entered into an amendment to the Loan Agreement with Oxford, or the First Loan Amendment. Pursuant to the First Loan Amendment, Oxford agreed to modify the Loan Agreement in order to, among other things, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026. On May 9, 2024, we entered into a further amendment to the Loan Agreement with Oxford, or the Fourth Loan Amendment. Under the Fourth Loan Amendment, Oxford agreed to modify the Loan Agreement in order to, among other things, (i) increase the aggregate amount of term loans available to us to from $40.0 million to $100.0 million, with term loans totaling $40.0 million in the aggregate becoming available to us upon achievement of certain clinical development, regulatory and equity-raising milestones, and $20.0 million becoming available at Oxford's discretion; (ii) extend the interest only period from September 1, 2024 to November 1, 2025 with further extensions to as late as November 1, 2026 upon achievement of certain milestones; and (iii) extend the maturity date from August 1, 2026 to February 1, 2028. In consideration for this Fourth Loan Amendment, we have agreed to, among other things, certain cash covenants and revenue performance covenants, and that the failure to satisfy the primary endpoint for the SELECT-MDS-1 trial, the termination of the SELECT-MDS-1 trial for safety reasons, or the failure to obtain FDA approval for tamibarotene for the treatment of newly diagnosed HR-MDS patients with RARA overexpression by May 31, 2026, would each constitute events of default under the Loan Agreement. In addition, upon drawing any further loans under the Loan Agreement we have agreed to grant Oxford, to the extent permitted under existing agreements and applicable law, a security interest in all intellectual property owned by us. As of June 30, 2024, term loans totaling $40.0 million in the aggregate remain available under the Loan Agreement upon the achievement of certain clinical development, regulatory and equity-raising milestones, and a $20.0 million term loan remains available under the Loan Agreement at the sole discretion of Oxford.

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

As of June 30, 2024, $48.6 million of our common stock remained available for future issuance under the 2023 sales agreement.

As of June 30, 2024, $203.6 million of securities remained available for future issuance under the 2023 Registration Statement.

As of June 30, 2024, we had cash and cash equivalents of approximately $79.0 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash (used in) provided by:
Operating activities	$(60,765)	$(59,287)
Investing activities	427	7,175
Financing activities	(224)	87
Net decrease in cash, cash equivalents and restricted cash	$(60,562)	$(52,025)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $60.8 million during the six months ended June 30, 2024 compared to $59.3 million for the six months ended June 30, 2023. The increase in net cash used in operating activities during the six months ended June 30, 2024 was primarily due to an increase in the change of net operating assets and liabilities of $7.4 million, a decrease in interest income of $0.4 million (excluding amortization of premiums and discounts), an increase in interest expense of $0.2 million, a decrease in depreciation of property and equipment of $0.6 million and a decrease in stock-based compensation of $1.6 million, partially offset by an increase in loss from operations of $8.9 million for the six months ended June 30, 2024.

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $0.4 million during the six months ended June 30, 2024 compared to net cash provided by investing activities of $7.2 million during the six months ended June 30, 2023. The net cash provided by investing activities during the six months ended June 30, 2024 was primarily due to the proceeds from the sale or maturities of marketable securities of $30.9 million and proceeds from disposal of property and equipment of $0.1 million, partially offset by the purchase of marketable securities of $30.6 million during the six months ended June 30, 2024. The net cash provided by investing activities during the six months ended June 30, 2023 was primarily due to the maturity of marketable securities of $58.4 million, partially offset by the purchases of marketable securities of $51.0 million, and the purchase of $0.2 million of property and equipment during the six months ended June 30, 2023.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities was $0.2 million during the six months ended June 30, 2024 compared to the net cash provided by financing activities of $0.1 million for the six months ended June 30, 2023. Cash used in financing activities for the six months ended June 30, 2024 was primarily due to the payments of issuance costs related to our underwritten registered direct offering and our at-the-market facility during the year ended December 31, 2023 of $0.3 million, partially offset by the proceeds from the issuance of shares of our common stock pursuant to our employee stock purchase plan. In comparison, the cash provided by financing activities for the six months ended June 30, 2023 was primarily due to proceeds from the issuance of shares of our common stock pursuant to our employee stock purchase plan.

Funding Requirements and Going Concern

We expect to incur significant expenses in connection with our ongoing activities, particularly as we continue to advance our clinical trials of tamibarotene, seek to develop diagnostic tests for use with tamibarotene, and seek marketing approval for tamibarotene or any future product candidates that we successfully develop. In addition, if we obtain marketing approval for tamibarotene or any other product candidate, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our development programs or future commercialization rights to our product candidates.

We believe that our cash and cash equivalents as of June 30, 2024, will enable us to fund our planned operating expense and capital expenditure requirements into the third quarter of 2025. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of clinical trials of tamibarotene and associated diagnostic tests;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the issuance of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We have incurred significant net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. As of June 30, 2024, we had cash and cash equivalents of $79.0 million and an accumulated deficit of $749.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through a credit facility, the issuance of equity securities and through license and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative activities to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Based on our current operating plan, we anticipate that our cash and cash equivalents of $79.0 million as of June 30, 2024 will allow us to meet our liquidity requirements into the third quarter of 2025. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand, and our dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the condensed consolidated financial statements included in this Quarterly Report. We have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, business development transactions, including the potential sale of SY-2101-related assets, and reducing cash expenditures. There is no guarantee that we will be successful in any capital raising or business development efforts, in which case we may not be able to continue our development programs as planned.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2024, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2024 and 2023.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

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

We believe that our cash and cash equivalents as of June 30, 2024 will enable us to fund our planned operating expense and capital expenditure requirements into the third quarter of 2025. These funds may not be sufficient to fund operations for at least the next 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report, which raises substantial doubt about our ability to continue as a going concern. Our future viability beyond one year from the date of issuance of these condensed consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Although management plans to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all.

Our future funding requirements will depend on many factors, including those discussed in Part I, Item 1A, "Risk Factors" in the 2023 10-K under “Risks Related to Our Financial Position and Need for Additional Capital - We have incurred significant losses since inception, expect to incur significant losses for at least the next several years, and may never achieve or maintain profitability.” Our future funding requirements may also depend on:

•
the costs of launch activities related to tamibarotene and any future product candidates, including any physician education programs relating to selecting and treating genomically defined patient populations;
•
the timing and amount of milestone and other payments due to TMRC Co. Ltd. associated with the development, manufacture and commercialization of tamibarotene; and
•
the timing and amount of payments due to Qiagen Manchester Limited, or Qiagen, or other third parties we engage related to the development and commercialization of a diagnostic test for use with tamibarotene.

Risks Related to the Development and Commercialization of Product Candidates

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for tamibarotene or any future product candidates that we, or any collaborators, may develop.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for tamibarotene or any future product candidates, or may conclude after review of our data that our application is insufficient to obtain marketing approval of such product candidates. If the FDA does not accept or approve our NDAs for tamibarotene or any future product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. In addition, our development program for tamibarotene contemplates the availability of RARA overexpression testing. Diagnostics are subject to separate regulation and must themselves be approved for use by the FDA or certain other regulatory agencies.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing tamibarotene, any future product candidates, or any diagnostics, and from generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for such product candidates, which could significantly harm our business.

Risks Related to Our Dependence on Third Parties

Failure of Qiagen or any other third-party collaborator to successfully develop or commercialize a diagnostic test for use with tamibarotene to identify patients with RARA overexpression could harm our ability to commercialize tamibarotene.

We do not plan to internally develop a commercial diagnostic test to identify patients with RARA overexpression and, as a result, we will be dependent on the efforts of Qiagen or another third-party collaborator to successfully develop and commercialize this test.

Qiagen, or any other third-party collaborator, may not perform its obligations as expected or as required under our agreement with that party, may encounter production difficulties that could constrain the supply of the diagnostic test, may have difficulties gaining acceptance of the use of the diagnostic test in the clinical community, may not pursue commercialization of the diagnostic test even if they receive any required regulatory approvals, may elect not to continue the development of the diagnostic test based on changes in its strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities, may not commit sufficient resources to the marketing and distribution of the diagnostic test, and may terminate their relationship with us.

If the diagnostic test that is developed for use with tamibarotene fails to gain market acceptance, our ability to derive revenues from sales from tamibarotene would be harmed. If Qiagen or any other third parties we engage fail to commercialize the diagnostic test, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative test for use with tamibarotene or do so on commercially reasonable terms, which could adversely affect and/or delay commercial launch and cause us to fail to realize the full commercial potential of tamibarotene.

Item 5. Other Information

(c)

During the three months ended June 30, 2024, each of the Company's officers entered into Rule 10b5-1 trading arrangements that are intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). These sell-to-cover arrangements apply to restricted stock units, or RSUs, whether vesting is based on the passage of time and/or the achievement of performance goals, that may be granted to such person from time to time. These arrangements provide for the automatic sale of shares of the Company’s common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation. The number of shares that will be sold under these arrangements is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. The officers entering into these arrangements and the date of adoption of such arrangements are: Conley Chee, President & Chief Executive Officer (May 20, 2024); Jason Haas, Chief Financial Officer (May 20, 2024); Gerald E. Quirk, Esq., Chief Legal & Compliance Officer and Chief Business Officer (May 20, 2024); David A. Roth, M.D., Chief Medical Officer (May 22, 2024); and Kristin Stephens, Chief Development Officer (May 22, 2024).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, as amended.

3.2

Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-37813) filed on August 5, 2021).

10.1^	Loan and Security Agreement dated February 12, 2020 by and between the Registrant and Oxford Finance LLC, as collateral agent and lender, as amended.

10.2*	Syros Pharmaceuticals, Inc. 2022 Equity Incentive Plan, as amended.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

Syros Pharmaceuticals, Inc.

Date: July 31, 2024	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer (Principal Financial Officer)