Form 10-Q
period 2024-09-30
Syros Pharmaceuticals, Inc.
filed 2024-10-31
CIK 1556263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of the registrant’s common stock, $0.001 par value, outstanding on October 24, 2024: 26,832,457

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

These forward‑looking statements include, among other things, statements about:

•
our expectations for the timing, quantity and quality of information to be reported from our SELECT-MDS-1 clinical trial;
•
our plans with respect to SELECT-MDS-1 or any future clinical trials, whether conducted by us or by any collaborators, including the timing of these trials and of the anticipated results;
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
•
our ability to secure sufficient additional capital in the near term or implement other strategies needed to alleviate our current doubt about our ability to continue as a going concern; and
•
general economic conditions, including inflation and recession risk.

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

This report also includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for tamibarotene or any future product candidate include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that the statistical and other industry and market data included in this Quarterly Report is based on reasonable assumptions, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed in the "Risk Factors" section included in this Quarterly Report. These and other factors could cause results to differ materially from those expressed in the estimates and observations made by the independent parties or by us.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$58,275	$139,526
Prepaid expenses and other current assets	5,656	5,454
Total current assets	63,931	144,980
Property and equipment, net	6,308	7,298
Other long-term assets	1,366	1,592
Restricted cash	2,119	2,119
Right-of-use asset – operating lease	11,271	12,185
Total assets	$84,995	$168,174
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$9,646	$11,544
Accrued expenses and other current liabilities	16,162	16,146
Operating lease obligation, current portion	2,584	2,324
Debt, current portion	—	6,667
Total current liabilities	28,392	36,681
Operating lease obligation, net of current portion	16,561	18,528
Warrant liabilities	10,084	61,747
Debt, net of debt discount, net of current portion	41,081	34,556
Commitments and contingencies (See Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 140,000,000 and 70,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 26,832,457 and 26,448,678 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	27	26
Additional paid-in capital	745,088	739,443
Accumulated deficit	(756,238)	(722,807)
Total stockholders' (deficit) equity	(11,123)	16,662
Total liabilities and stockholders' equity	$84,995	$168,174

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$—	$3,762	$—	$9,550
Operating expenses:
Research and development	20,527	28,280	67,134	86,650
General and administrative	5,655	7,764	17,383	22,394
Restructuring (See Note 12)	—	2,354	—	2,354
Total operating expenses	26,182	38,398	84,517	111,398
Loss from operations	(26,182)	(34,636)	(84,517)	(101,848)
Interest income	793	1,633	3,424	5,533
Interest expense	(1,312)	(1,303)	(4,001)	(3,798)
Change in fair value of warrant liabilities	20,305	(5,837)	51,663	(77)
Net loss applicable to common stockholders	$(6,396)	$(40,143)	$(33,431)	$(100,190)
Net loss per share applicable to common stockholders - basic and diluted	$(0.16)	$(1.43)	$(0.85)	$(3.59)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	39,335,772	27,990,558	39,194,933	27,915,951

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(6,396)	$(40,143)	$(33,431)	$(100,190)
Other comprehensive loss:
Unrealized holding loss on marketable securities, net of tax	—	(49)	—	(102)
Comprehensive loss	$(6,396)	$(40,192)	$(33,431)	$(100,292)

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended September 30, 2024 and 2023

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain	Deficit	Equity (Deficit)
Balance at June 30, 2023	20,708,356	$20	$691,450	$49	$(618,280)	$73,239
Vesting of restricted stock units	12,091	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,255	—	—	3,255
Other comprehensive loss	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(40,143)	(40,143)
Balance at September 30, 2023	20,720,447	$21	$694,704	$—	$(658,423)	$36,302

Balance at June 30, 2024	26,809,764	$26	$743,464	$—	$(749,842)	$(6,352)
Vesting of restricted stock units	22,693	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,625	—	—	1,625
Net loss	—	—	—	—	(6,396)	(6,396)
Balance at September 30, 2024	26,832,457	$27	$745,088	$—	$(756,238)	$(11,123)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2024 and 2023

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
	Number of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain	Deficit	Equity (Deficit)
Balance at December 31, 2022	20,263,116	$20	$685,847	$102	$(558,233)	$127,736
Vesting of restricted stock units	132,418	1	(1)	—	—	—
Issuance of shares under Employee Stock Purchase Plan	54,082	—	144	—	—	144
Exercise of pre-funded warrants	246,831	—	—	—	—	—
Issuance of restricted stock awards	24,000	—	—	—	—	—
Stock-based compensation expense	—	—	8,714	—	—	8,714
Other comprehensive loss	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	(100,190)	(100,190)
Balance at September 30, 2023	20,720,447	$21	$694,704	$—	$(658,423)	$36,302

Balance at December 31, 2023	26,448,678	$26	$739,443	$—	$(722,807)	$16,662
Vesting of restricted stock units	329,532	1	(1)	—	—	—
Issuance of shares under Employee Stock Purchase Plan	26,247	—	115	—	—	115
Issuance of restricted stock awards	28,000	—	—	—	—	—
Stock-based compensation expense	—	—	5,531	—	—	5,531
Net loss	—	—	—	—	(33,431)	(33,431)
Balance at September 30, 2024	26,832,457	$27	$745,088	$—	$(756,238)	$(11,123)

See accompanying notes to unaudited condensed consolidated financial statements.

SYROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net loss	$(33,431)	$(100,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	990	1,900
Impairment	—	373
Gain on disposal of property and equipment	(125)	—
Non-cash lease expense	—	73
Stock-based compensation expense	5,531	8,714
Change in fair value of warrant liabilities	(51,663)	77
Net amortization of premiums and discounts on marketable securities	(302)	(1,314)
Amortization of debt-discount and accretion of deferred debt costs	420	424
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(202)	463
Unbilled receivable	—	29
Other long-term assets	226	3,235
Accounts payable	(1,898)	(3,556)
Accrued expenses and other current liabilities	(207)	3,523
Deferred revenue	—	(4,191)
Operating lease right-of-use-asset and liabilities	(793)	(705)
Net cash used in operating activities	(81,454)	(91,145)
Investing activities
Purchases of property and equipment	—	(234)
Proceeds from the disposition of asset-held-for-sale	125	—
Purchases of marketable securities	(30,591)	(50,968)
Proceeds from the sale or maturities of marketable securities	30,893	87,017
Net cash provided by investing activities	427	35,815
Financing activities
Payments on financing lease obligations	—	(62)
Proceeds from the issuance of common stock through Employee Stock Purchase Plan	115	144
Payment of issuance cost related to underwritten registered direct offering and at-the-market facility	(339)	—
Net cash (used in) provided by financing activities	(224)	82
Net decrease in cash, cash equivalents and restricted cash	(81,251)	(55,248)
Cash, cash equivalents and restricted cash (See reconciliation in Note 6)
Beginning of period	141,645	170,553
End of period	60,394	115,305
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,052	$3,323

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

The Company has incurred significant net operating losses in every year since its inception. It expects to continue to incur significant and increasing net operating losses for at least the next several years. As of September 30, 2024, the Company had an accumulated deficit of $756.2 million. The Company has not generated any revenues from product sales, has not completed the development of any product candidate and may never have a product candidate approved for commercialization. The Company has financed its operations to date primarily through a credit facility, the issuance of equity securities and through license and collaboration agreements. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative activities to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023, and statements of cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, prepaid expenses, other current assets, restricted cash, accounts payable and accrued expenses approximate their respective fair values due to their short-term nature.

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

The Company did not record any impairment losses during the three and nine months ended September 30, 2024. In connection with the Restructuring, the Company entered into an exclusive auction agreement in October 2023 to sell all of its laboratory equipment by public auction. The Company concluded that the assets met the held for sale criteria and has written the assets down to their fair value less cost to sell of $1.7 million which resulted in an impairment charge of $0.4 million during the three and nine months ended September 30, 2023. These assets held for sale are recorded in prepaid and other current assets in the Company's condensed consolidated balance sheet as of September 30, 2023.

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

The following outstanding pre-funded warrants as of September 30, 2024 and 2023 were included in the basic and diluted net loss per share calculation (refer to Note 10):

	As of September 30,
	2024	2023
2020 Pre-Funded Warrants, issued in the 2020 Private Placement	100,000	100,000
2022 Pre-Funded Warrants, issued in the 2022 Private Placement	7,179,819	7,179,819
2023 Pre-Funded Warrants, issued in December 2023 registered direct offering	5,242,588	—
Total	12,522,407	7,279,819

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
Stock options	940,211	1,746,177
Unvested restricted stock units	3,029,226	2,417,891
Warrants*	14,142,298	14,142,298
Total	18,111,735	18,306,366

* As of September 30, 2024 and 2023, this is comprised of 2,754 warrants to purchase common stock issued in connection with the execution and first draw of the Company’s loan agreement in February 2020 (refer to Note 7), 1,738 warrants to purchase common stock issued in connection with the second draw on this loan agreement in December 2020 (refer to Note 7), 282,809 warrants to purchase common stock issued in connection with the private placement in December 2020 (refer to Note 10), 13,813,912 warrants to purchase common stock issued in connection with the private placement in September 2022 (refer to Note 10), and 41,085 warrants to purchase common stock that were issued upon the assumption and conversion of warrants in connection with the acquisition of Tyme Technologies, Inc.

3. Collaboration and Research Arrangements

During the three and nine months ended September 30, 2023, the Company recognized revenue of $3.8 million and $9.6 million, respectively, under a license and collaboration agreement with Global Therapeutics, Inc, now a subsidiary of Pfizer. As the agreement was terminated in October 2023, no revenue was recognized during the three and nine month periods ended September 30, 2024.

4. Cash and Cash Equivalents

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Unrealized gains or losses are included in accumulated other comprehensive loss. Premiums or discounts from par value are amortized to interest income over the life of the underlying security.

Cash and cash equivalents consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

		Unrealized	Unrealized	Fair
September 30, 2024	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$58,275	$—	$—	$58,275
Total:	$58,275	$—	$—	$58,275

		Unrealized	Unrealized	Fair
December 31, 2023	Amortized Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash and money market funds	$139,526	$—	$—	$139,526
Total	$139,526	$—	$—	$139,526

5. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$58,275	$58,275	$—	$—
Total	$58,275	$58,275	$—	$—
Liabilities:
Warrant liabilities	$10,084	$—	$—	$10,084
Total	$10,084	$—	$—	$10,084

		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash and money market funds	$139,526	$139,526	$—	$—
Total	$139,526	$139,526	$—	$—
Liabilities:
Warrant liabilities	$61,747	$—	$—	$61,747
Total	$61,747	$—	$—	$61,747

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the warrants is as follows:

	September 30, 2024	December 31, 2023
Stock price	$2.15	$7.79
Average risk-free interest rate	3.59%	3.96%
Dividend yield	0.00%	0.00%
Average expected life (in years)	2.92	3.67
Average expected volatility	103.93%	87.63%

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 warrant liabilities for the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Fair value of warrant liabilities as of beginning of period	$61,747	$24,472
Change in fair value	(51,663)	37,275
Fair value of warrant liabilities as of end of period	$10,084	$61,747

6. Restricted Cash

As of each of September 30, 2024 and December 31, 2023, the Company had $2.1 million in restricted cash, which was classified as long-term on the Company’s condensed consolidated balance sheets, and all of which was attributable to the lease with respect to the Company's corporate headquarters (the “HQ Lease”).

In connection with the execution of the HQ Lease, the Company was required to provide the landlord with a letter of credit in the amount of $3.1 million that will expire 95 days after expiration or early termination of the HQ Lease. Pursuant to the HQ Lease, the Company exercised its right to reduce the amount of the letter of credit to $2.1 million during the year ended December 31, 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the Company’s condensed consolidated statement of cash flows as of September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
	2024	2023
Cash and cash equivalents	$58,275	$112,219
Restricted cash	$2,119	3,086
Total cash, cash equivalents and restricted cash	$60,394	$115,305

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

In connection with the Loan Agreement, the Company granted the Lender a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company. In consideration of the Fourth Loan Amendment, the Company has agreed to, among other things, certain cash covenants, which requires an unrestricted cash balance in an aggregate amount of not less than (i) for May 31, 2024 and at all times thereafter through and including January 31, 2025, seventy-five percent (75.00%) of the aggregate principal amount of the outstanding obligations, and (ii) for February 1, 2025 and at all times thereafter through and including May 31, 2026, one hundred twenty percent (120.00%) of the aggregate principal amount of the outstanding obligations, and revenue performance covenants, and that the failure to satisfy the primary endpoint for the SELECT-MDS-1 trial, the termination of the Company’s SELECT-MDS-1 trial for safety reasons, or the failure to obtain United States Food and Drug Administration (“FDA”) approval for tamibarotene for the treatment of newly diagnosed HR-MDS patients with RARA overexpression by May 31, 2026, would each constitute events of default under the Loan Agreement. In addition, upon drawing any further loans under the Loan Agreement the Company has agreed to grant the Lender, to the extent permitted under existing agreements and applicable law, a security interest in all intellectual property owned by the Company. As of September 30, 2024, the Company was in compliance with all covenants under the Loan Agreement.

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

The Company has the following minimum aggregate future loan payments as of September 30, 2024 (in thousands):

Three months ending December 31, 2024	—
Year ending December 31, 2025	2,857
Year ending December 31, 2026	17,143
Year ending December 31, 2027	17,143
Year ending December 31, 2028	2,857
Total minimum payments	40,000
Less unamortized debt discount	(800)
Plus accumulated accretion of final fees	1,881
Long-term debt	$41,081

For the three and nine months ended September 30, 2024, interest expense related to the Loan Agreement was approximately $1.3 million and $4.0 million, respectively. For the three and nine months ended September 30, 2023, interest expense related to the Loan Agreement was approximately $1.3 million and $3.7 million, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
External research and preclinical development	$9,984	$8,001
Employee compensation and benefits	4,788	6,993
Professional fees	707	1,015
Facilities and other	683	137
Accrued expenses and other current liabilities	$16,162	$16,146

9. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies as discussed in its Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has a supply management agreement with TMRC Co. Ltd. under which the Company agreed to pay TMRC a fee for each kilogram of tamibarotene that is produced. The Company incurred fees of $1.3 million under this supply management agreement during both the three and nine months ended September 30, 2024. The Company incurred fees of $1.8 million under this supply management agreement during both the three and nine months ended September 30, 2023.

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

In the event of certain fundamental transactions involving the Company, the holders of the 2022 Warrants and 2020 Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The holders of 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not have similar rights. Therefore, the Company accounted for the 2022 Warrants and 2020 Warrants as liabilities, while the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants met the permanent equity criteria classification. The 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Pre-Funded Warrants and 2020 Pre-Funded Warrants do not provide any guarantee of value or return. The initial fair value of the 2022 Warrants and the 2020 Warrants at issuance was $64.7 million and $19.3 million, respectively, determined using the Black-Scholes valuation model. For the three and nine months ended September 30, 2024, the Company recorded a gain for the remeasurement of the aggregate fair value of the 2022 Warrants and the 2020 Warrants in its condensed statement of operations of $20.3 million and $51.7 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded a loss for the remeasurement of the aggregate fair value of the 2022 Warrants and the 2020 Warrants in its condensed statement of operations of $5.8 million and $0.1 million, respectively. As of September 30, 2024 and December 31, 2023, the aggregate fair value of the 2022 Warrants and the 2020 Warrants included in the Company's condensed balance sheet was $10.1 million and $61.7 million, respectively.

11. Stock-Based Payments

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) was adopted by the board of directors on December 15, 2015, approved by the stockholders on June 17, 2016, and became effective on July 6, 2016 upon the closing of the IPO. The number of shares of the Company’s common stock reserved for issuance under the 2016 ESPP automatically increases on the first day of each calendar year through the 2025 calendar year, in an amount equal to the least of (i) 117,333 shares of the Company’s common stock, (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, and (iii) an amount determined by the Company’s board of directors. For the calendar year beginning January 1, 2024, the number of shares reserved for issuance under the 2016 ESPP was increased by 117,333 shares. As of September 30, 2024, 349,590 shares remained available for future issuance under the 2016 ESPP.

2022 Inducement Stock Incentive Plan

On January 25, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “2022 Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Awards under the 2022 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In January 2023, the Company's board of directors amended the 2022 Plan to increase the aggregate number of shares that can be granted by 750,000 shares of common stock. As of September 30, 2024, 702,555 shares remained available for future issuance under the 2022 Plan.

2022 Equity Incentive Plan

The 2022 Equity Incentive Plan (the “2022 EIP”) was adopted by the board of directors on July 14, 2022, approved by the stockholders and became effective on September 15, 2022. The 2022 EIP replaced the 2016 Stock Incentive Plan (the “2016 Plan”). Any options or awards outstanding under the 2016 Plan remained outstanding and effective. Under the 2022 EIP, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Under the 2022 EIP, stock options may not be granted at less than fair value on the date of grant. On June 5, 2024, the Company's stockholders approved an amendment to the 2022 EIP to increase the number of shares of the Company's common stock available for issuance thereunder by 1,750,000 shares. As of September 30, 2024, 1,910,549 shares remained available for future issuance under the 2022 EIP.

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

A summary of the status of stock options as of December 31, 2023 and September 30, 2024 and changes during the nine months ended September 30, 2024 is presented below:

				Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2023	1,548,642	$34.80	4.5	$646
Granted	54,000	5.30
Cancelled	(662,431)	31.45
Outstanding at September 30, 2024	940,211	32.00	7.0	$—
Exercisable at September 30, 2024	632,615	40.21	6.5	$—

There were no stock options exercised during the nine months ended September 30, 2024.

As of September 30, 2024, there was $1.8 million of total unrecognized compensation cost related to unvested stock options granted to employees, which is expected to be recognized over a weighted-average period of less than one year.

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

The Company has granted performance-based restricted stock units for which vesting occurs upon the achievement of certain clinical development milestones. Stock-based compensation expense associated with these performance-based restricted stock units is recognized when the achievement of the vesting conditions becomes probable. The Company did not recognize any stock-based compensation expense relating to the achievement of performance-based milestones during the three and nine months ended September 30, 2024 and 2023.

A summary of the status of restricted stock units and restricted stock awards as of December 31, 2023 and September 30, 2024 and changes during the nine months ended September 30, 2024 is presented below:

	Shares
	Subject to
	Restricted Stock
	Units and	Weighted
	Restricted Stock	Average Grant
	Awards	Date Fair Value
Outstanding at December 31, 2023	1,778,614	$6.29
Granted	1,726,278	6.43
Vested	(385,530)	8.32
Forfeited	(46,134)	7.36
Outstanding at September 30, 2024	3,073,228	$6.13

As of September 30, 2024, there was $15.5 million of unrecognized stock-based compensation expense related to outstanding restricted stock units and restricted stock awards, with an expected recognition period of approximately one year.

Stock-based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and restricted common stock granted to employees and non-employees and from the 2016 ESPP recorded in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$518	$1,586	$2,227	$4,236
General and administrative	1,107	1,501	3,304	4,310
Restructuring	—	168	—	168
Total stock-based compensation expense	$1,625	$3,255	$5,531	$8,714

12. Restructuring

As a result of the Restructuring, the Company incurred $2.4 million in costs for the three and nine months ended September 30, 2023. Restructuring costs were comprised of $2.0 million of severance, post employment benefits, stock-based compensation and outplacement services, and $0.4 million of asset impairment charges related to the laboratory equipment that was classified as assets held for sale.

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

The following information and any forward-looking statements should also be considered in light of risks identified under the caption “Risk Factors” in the 2023 10-K and in this Quarterly Report. We caution you not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a biopharmaceutical company committed to developing new standards of care for the frontline treatment of patients with hematologic malignancies. Driven by the motivation to help patients with blood disorders that have largely eluded other targeted approaches, we are advancing tamibarotene, a selective retinoic acid receptor alpha, or RARa, agonist for which we are conducting SELECT-MDS-1, a Phase 3 clinical trial evaluating tamibarotene in combination with azacitidine in a genomically defined subset of patients with higher-risk myelodysplastic syndrome, or HR-MDS.

At the 62nd American Society of Hematology Annual Meeting and Exposition held in December 2020, or ASH 2020, we presented data from our fully enrolled Phase 2 clinical trial assessing the safety and efficacy of tamibarotene in combination with azacitidine in newly diagnosed patients with acute myeloid leukemia, or AML, who are not suitable candidates for standard intensive chemotherapy, as well as in relapsed or refractory AML patients who have been prospectively selected using our proprietary RARA, the gene that codes for RARa, biomarker. As of an October 1, 2020 data cut-off, 51 newly diagnosed unfit AML patients, including patients with and without RARA gene overexpression, were eligible for a safety analysis. Among these patients, tamibarotene in combination with azacitidine was generally well-tolerated, with no evidence of increased toxicity relative to either as a single agent, including rates of myelosuppression that were comparable to single agent azacitidine. As of the data cut-off, of the 18 patients with RARA overexpression that were evaluable for clinical response, 50% of patients achieved complete response, or CR, and 11% achieved a complete response with incomplete blood count recovery, or CRi, for a total CR/CRi rate of 61%. The median time to initial CR/CRi response was 1.2 months, the median duration of CR/CRi response was 10.8 months, and the median overall survival, or OS, among patients who achieved a CR or CRi was 18.0 months. As of the data cut-off, of the 28 patients without RARA overexpression that were evaluable for clinical response, the overall response rate was 43%, with a CR/CRi rate of 32%, with 25% of patients achieving CR and 7% achieving CRi. The median time to initial CR/CRi response was 3.0 months, and the median duration of CR/CRi response was 10.3 months.

HR-MDS is a hematologic malignancy for which disease-related cytopenias result in significant morbidity and mortality, with more than half of HR-MDS patients progressing to AML, and we believe that approximately 50% of HR-MDS patients overexpress RARA. Based on the data presented at ASH 2020 and our assessment of ongoing areas of high unmet need, we advanced tamibarotene in combination with azacitidine into a registration-enabling Phase 3 clinical trial in newly diagnosed HR-MDS patients with RARA overexpression, which we refer to as SELECT-MDS-1. We believe that approximately 9,000 HR-MDS patients are diagnosed in the United States each year. We expect that the total market opportunity for HR-MDS therapeutics in the United States will be approximately $1.6 billion by 2029, and that the total United States market opportunity for tamibarotene in HR-MDS patients with RARA overexpression will be over $800 million by 2029. The SELECT-MDS-1 trial is evaluating newly diagnosed HR-MDS patients with RARA overexpression in a double-blind placebo-controlled study design, randomized 2:1 to receive tamibarotene in combination with azacitidine, or placebo in combination with azacitidine, respectively. The primary efficacy endpoint is based on 190 patients to provide over 90% power to detect a difference in CR rates between the experimental and control arms with a one-sided alpha of 0.025. The United States Food and Drug Administration, or FDA, has expressed that the CR rate is an acceptable efficacy endpoint for either full or accelerated approval for treatment of newly diagnosed HR-MDS with supporting data on durability of remission. Informed by feedback from the FDA, we amended the SELECT-MDS-1 clinical trial protocol in March 2023 to include a total of approximately 550 patients to enable us to assess OS as a key secondary endpoint, which could allow the trial to serve as a confirmatory study if needed to convert an accelerated approval to a full approval in the future. The amended clinical trial protocol is designed with 80% power to detect a difference in OS rates for the key secondary endpoint between the experimental and control arms, also with a one-sided alpha of 0.025. In January 2023, the FDA granted Fast Track Designation to tamibarotene in combination with azacitidine for the treatment of adults with newly diagnosed HR-MDS who are positive for RARA overexpression. In the first quarter of 2024, we completed enrollment of the 190 patients necessary to support the CR primary endpoint analysis. In addition, the SELECT-MDS-1 trial passed a pre-specified interim futility analysis of the primary endpoint based on an analysis, blinded to us, in the initial 50% of the enrolled patients. The analysis was conducted by an independent data monitoring committee, who also noted that there were no concerning safety signals and recommended that the trial continue without modification. We expect to report pivotal CR data from the SELECT-MDS-1 trial in mid-November of 2024.

In August 2024, we announced our decision to discontinue enrollment in the SELECT-AML-1 Phase 2 clinical trial evaluating the triplet regimen of tamibarotene in combination with venetoclax and azacitidine compared to the doublet regimen of venetoclax and azacitidine in newly diagnosed, unfit patients with AML and RARA gene overexpression, based on the results of a prespecified interim analysis of the trial.

As part of our launch preparation activities for tamibarotene, we have engaged a leading provider of testing services to develop and validate a laboratory-developed test based on our existing clinical trial assay to provide RARA overexpression testing at launch, and we continue to evaluate multiple approaches to the development of a commercial companion diagnostic. We are also partnered with Qiagen Manchester Limited to develop a kit-based testing solution for future commercialization.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. We did not recognize any revenue during the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, we recognized revenue of $3.8 million and $9.6 million, respectively, related to our collaboration with Global Blood Therapeutics, or GBT. The collaboration with GBT was terminated in October 2023 and we do not expect to recognize collaboration revenue from GBT following that date.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Tamibarotene external costs	$13,763	$14,435	$44,977	$42,771
SY-5609 program external costs	1	173	70	2,516
SY-2101 program external costs	(62)	999	718	4,007
Other research program external costs	491	2,507	1,435	6,239
Employee-related expenses, excluding stock-based compensation	4,531	6,865	13,858	21,644
Stock-based compensation	518	1,586	2,227	4,236
Facilities and other expenses	1,285	1,715	3,849	5,237
Total research and development expenses	$20,527	$28,280	$67,134	$86,650

We expect to incur significant research and development expenses for the foreseeable future as we seek to advance the clinical development of tamibarotene. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of tamibarotene or any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of any product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•
approval of investigational new drug applications, or INDs, to commence any future clinical trials;

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

•
retention of key personnel;

•
the impact of public health crises, including epidemics and pandemics; and

•
general economic conditions, including inflation and recession risk.

Any changes in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of our product candidates.

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

Results of Operations

Comparison of three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change
Statements of Operations Data:
Revenue	$—	$3,762	$(3,762)	(100)%
Operating expenses:
Research and development	20,527	28,280	(7,753)	(27)%
General and administrative	5,655	7,764	(2,109)	(27)%
Restructuring costs	—	2,354	(2,354)	(100)%
Total operating expenses	26,182	38,398	(12,216)	(32)%
Loss from operations	(26,182)	(34,636)	8,454	(24)%
Interest income	793	1,633	(840)	(51)%
Interest expense	(1,312)	(1,303)	(9)	1%
Change in fair value of warrant liabilities	20,305	(5,837)	26,142	(448)%
Net loss	$(6,396)	$(40,143)	$33,747	(84)%

Revenue

We did not recognize any revenue during the three months ended September 30, 2024. For the three months ended September 30, 2023, we recognized $3.8 million of revenue, all of which was attributable to our collaboration with GBT.

Research and Development Expense

Research and development expense decreased by approximately $7.8 million, or 27%, from $28.3 million for the three months ended September 30, 2023 to $20.5 million for the three months ended September 30, 2024. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023, together with the changes to those items in dollars (in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change

External research and development	$13,175	$16,730	$(3,555)	(21)%
Employee-related expenses, excluding stock-based compensation	4,531	6,865	(2,334)	(34)%
Stock-based compensation	518	1,586	(1,068)	(67)%
Consulting, licensing and professional fees	1,018	1,384	(366)	(26)%
Facilities and other expenses	1,285	1,715	(430)	(25)%
Total research and development expenses	$20,527	$28,280	$(7,753)	(27)%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical programs, including the following:

•
a decrease of approximately $3.6 million, or 21%, for external research and development costs, primarily attributable to a decrease in costs associated with our clinical trial of SY-2101 and the elimination of costs associated with our discovery programs following the restructuring of our operations in the fourth quarter of 2023;
•
a decrease of approximately $2.3 million, or 34%, for employee-related expenses, primarily due to a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023;
•
a decrease of approximately $1.1 million, or 67%, for stock-based compensation, primarily due to a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023, and because the stock-based awards granted to employees in 2024 have performance-based vesting conditions for which no related expenses were recognized during the period;
•
a decrease of approximately $0.4 million, or 26%, for consulting, licensing and professional fees, primarily related to a decrease in costs associated with our clinical trials and elimination of costs associated with our discovery programs following the restructuring of our operations in the fourth quarter of 2023; and
•
a decrease of approximately $0.4 million, or 25%, for facilities and other expenses, primarily due to the closure of our laboratory facilities as part of the restructuring of our operations in the fourth quarter of 2023.

General and Administrative Expense

General and administrative expense decreased by approximately $2.1 million, or 27%, from $7.8 million for the three months ended September 30, 2023 to $5.7 million for the three months ended September 30, 2024. The change in general and administrative expense was primarily attributable to a decrease in facilities expenses, consulting and a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023.

Restructuring Costs

Restructuring costs for the three months ended September 30, 2023 consist primarily of severance, post-employment benefit, outplacement services, impairment charges and any other expenses that we incur related to the realignment of our strategy and cost reduction measures.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents, and marketable securities. The decrease in interest income during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due to a lower average cash balance during the three months ended September 30, 2024 compared to the same period in 2023.

Interest Expense

Interest expense was related to our credit facility with Oxford Finance LLC, or Oxford. Interest expense increased slightly during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to a higher effective interest rate during the three month period ended September 30, 2024 compared to the same period in 2023.

Change in Fair Value of Warrant Liabilities

The gain from the change in fair value of warrant liabilities during the three months ended September 30, 2024 was primarily driven by the decrease in the price of our common stock from June 30, 2024 to September 30, 2024. The loss from the change in fair value of warrant liabilities during the three months ended September 30, 2023 was primarily driven by the increase in the price of our common stock from June 30, 2023 to September 30, 2023.

Comparison of nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
Statements of Operations Data:
Revenue	$—	$9,550	$(9,550)	$(100)%
Operating expenses:
Research and development	67,134	86,650	(19,516)	(23)%
General and administrative	17,383	22,394	(5,011)	(22)%
Restructuring costs	—	2,354	(2,354)	(100)%
Total operating expenses	84,517	111,398	(26,881)	(24)%
Loss from operations	(84,517)	(101,848)	17,331	(17)%
Interest income	3,424	5,533	(2,109)	(38)%
Interest expense	(4,001)	(3,798)	(203)	5%
Change in fair value of warrant liabilities	51,663	(77)	51,740	(67,195)%
Net loss	$(33,431)	$(100,190)	$66,759	$(67)%

Revenue

We did not recognize any revenue during the nine months ended September 30, 2024. For the nine months ended September 30, 2023, we recognized $9.6 million of revenue, all of which was attributable to our collaboration with GBT.

Research and Development Expense

Research and development expense decreased by approximately $(19.5) million, or 23%, from $86.7 million for the nine months ended September 30, 2023 to $67.1 for the nine months ended September 30, 2024. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023, together with the changes to those items in dollars (in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
External research and development	$43,659	$49,186	$(5,527)	(11)%
Employee-related expenses, excluding stock-based compensation	13,858	21,644	(7,786)	(36)%
Stock-based compensation	2,227	4,236	(2,009)	(47)%
Consulting, licensing and professional fees	3,541	6,347	(2,806)	(44)%
Facilities and other expenses	3,849	5,237	(1,388)	(27)%
Total research and development expenses	$67,134	$86,650	$(19,516)	(23)%

The change in research and development expense was primarily attributable to activities associated with advancing our clinical programs, including the following:

•
a decrease of approximately $5.5 million, or 11%, for external research and development costs, primarily attributable to the decrease in costs associated with our clinical trials of prior programs related to SY-5609 and SY-2101 and the elimination of costs associated with our discovery programs following the restructuring of our operations in the fourth quarter of 2023, partially offset by an increase in costs associated with the clinical development of tamibarotene;
•
a decrease of approximately $7.8 million, or 36%, for employee-related expenses, primarily due to a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023;
•
a decrease of approximately $2.0 million, or 47%, for stock-based compensation, primarily due to a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023, and because the stock-based awards granted to employees in 2024 have performance-based vesting conditions for which no related expenses were recognized during the period;
•
a decrease of approximately $2.8 million, or 44%, for consulting, licensing and professional fees, primarily related to a decrease in costs associated with our clinical trials; and
•
a decrease of approximately $1.4 million, or 27%, for facilities and other expenses, primarily due to the closure of our laboratory facilities as part of the restructuring of our operations in the fourth quarter of 2023.

General and Administrative Expense

General and administrative expense decreased by approximately $5.0 million, or 22%, from $22.4 million for the nine months ended September 30, 2023 to $17.4 million for the nine months ended September 30, 2024. The change in general and administrative expense was primarily attributable to a decrease in facilities expenses, consulting and professional fees and a reduction of headcount associated with the restructuring of our operations in the fourth quarter of 2023.

Interest Income

Interest income was derived generally from our investments in cash, cash equivalents and marketable securities. The decrease in interest income during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was due to a lower average cash balance during the nine months ended September 30, 2024 compared to the same period in 2023.

Interest Expense

Interest expense was related to our credit facility with Oxford. Interest expense increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 due to a higher effective interest rate during the nine months ended September 30, 2024 compared to the same period in 2023.

Change in Fair Value of Warrant Liabilities

The gain from the change in fair value of warrant liabilities during the nine months ended September 30, 2024 was primarily driven by the decrease in the price of our common stock from December 31, 2023 to September 30, 2024. The loss from the change in fair value of warrant liabilities during the nine months ended September 30, 2023 was primarily driven by the increase in the price of our common stock from December 31, 2022 to September 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We funded our operations from inception through September 30, 2024, primarily through the issuance of equity securities, through license and collaboration agreements, and through the credit facility with Oxford.

On February 12, 2020, we entered into a Loan and Security Agreement with Oxford. Pursuant to the Loan Agreement, term loans of up to an aggregate principal amount of $60.0 million were originally made available to us. A $20.0 million term loan was funded on February 12, 2020, and another $20.0 million term loan was funded on December 23, 2020. On July 3, 2022, we entered into an amendment to the Loan Agreement with Oxford, or the First Loan Amendment. Pursuant to the First Loan Amendment, Oxford agreed to modify the Loan Agreement in order to, among other things, extend the interest only period from March 1, 2023 to March 1, 2024 and extend the maturity date from February 1, 2025 to February 1, 2026, and upon the achievement of certain milestones and subject to the payment of certain fees, further extend the interest only period to September 1, 2024 and maturity date to August 1, 2026. On May 9, 2024, we entered into a further amendment to the Loan Agreement with Oxford, or the Fourth Loan Amendment. Under the Fourth Loan Amendment, Oxford agreed to modify the Loan Agreement in order to, among other things, (i) increase the aggregate amount of term loans available to us to from $40.0 million to $100.0 million, with term loans totaling $40.0 million in the aggregate becoming available to us upon achievement of certain clinical development, regulatory and equity-raising milestones, and $20.0 million becoming available at Oxford's discretion; (ii) extend the interest only period from September 1, 2024 to November 1, 2025 with further extensions to as late as November 1,

2026 upon achievement of certain milestones; and (iii) extend the maturity date from August 1, 2026 to February 1, 2028. In consideration for this Fourth Loan Amendment, we have agreed to, among other things, certain cash covenants and revenue performance covenants, and that the failure to satisfy the primary endpoint for the SELECT-MDS-1 trial, the termination of the SELECT-MDS-1 trial for safety reasons, or the failure to obtain FDA approval for tamibarotene for the treatment of newly diagnosed HR-MDS patients with RARA overexpression by May 31, 2026, would each constitute events of default under the Loan Agreement. In addition, upon drawing any further loans under the Loan Agreement we have agreed to grant Oxford, to the extent permitted under existing agreements and applicable law, a security interest in all intellectual property owned by us. As of September 30, 2024, term loans totaling $40.0 million in the aggregate remain available under the Loan Agreement upon the achievement of certain clinical development, regulatory and equity-raising milestones, and a $20.0 million term loan remains available under the Loan Agreement at the sole discretion of Oxford.

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

As of September 30, 2024, $48.6 million of our common stock remained available for future issuance under the 2023 sales agreement.

As of September 30, 2024, $203.6 million of securities remained available for future issuance under the 2023 Registration Statement.

As of September 30, 2024, we had cash and cash equivalents of approximately $58.3 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash (used in) provided by:
Operating activities	$(81,454)	$(91,145)
Investing activities	427	35,815
Financing activities	(224)	82
Net decrease in cash, cash equivalents and restricted cash	$(81,251)	$(55,248)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $81.5 million during the nine months ended September 30, 2024 compared to $91.1 million for the nine months ended September 30, 2023. The decrease in net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to a decrease in the loss from operations of $17.3 million, partially offset by a decrease in stock-based compensation of $3.2 million, an increase in the change of net operating assets and liabilities of $1.7 million, a decrease in depreciation and impairment of property and equipment of $1.3 million, a decrease in interest income of $1.1 million (excluding amortization of premiums and discounts), and an increase in interest expense of $0.2 million.

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $0.4 million during the nine months ended September 30, 2024 compared to net cash provided by investing activities of $35.8 million during the nine months ended September 30, 2023. The net cash provided by investing activities during the nine months ended September 30, 2024 was primarily due to the proceeds from the sale or maturities of marketable securities of $30.9 million and proceeds from disposal of property and equipment of $0.1 million, partially offset by the purchase of marketable securities of $30.6 million during the nine months ended September 30, 2024. In comparison, the net cash provided by investing activities during the nine months ended September 30, 2023 was primarily due to the maturity of marketable securities of $87.0 million, partially offset by the purchases of marketable securities of $51.0 million during the nine months ended September 30, 2023.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities was $0.2 million during the nine months ended September 30, 2024 compared to the net cash provided by financing activities of $0.1 million for the nine months ended September 30, 2023. Cash used in financing activities for the nine months ended September 30, 2024 was primarily due to the payments of issuance costs related to our underwritten registered direct offering and our at-the-market facility during the year ended December 31, 2023 of $0.3 million, partially offset by the proceeds from the issuance of shares of our common stock pursuant to our employee stock purchase plan. In comparison, the cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to proceeds from the issuance of shares of our common stock pursuant to our employee stock purchase plan.

Funding Requirements and Going Concern

We expect to incur significant expenses in connection with our ongoing activities, particularly as we continue to advance the clinical development of tamibarotene, seek to develop diagnostic tests for use with tamibarotene, and seek marketing approval for tamibarotene or any future product candidates that we successfully develop. In addition, if we obtain marketing approval for tamibarotene or any other product candidate, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, eliminate, or out-license our development programs or future commercialization rights to our product candidates.

We believe that our cash and cash equivalents as of September 30, 2024, will enable us to fund our planned operating expense and capital expenditure requirements into the third quarter of 2025. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the scope, progress, timing, costs and results of the clinical development of tamibarotene and associated diagnostic tests;
•
our ability to satisfy the representations, warranties and covenants contained in the Loan Agreement with Oxford and to avoid the occurrence of any specified events of default thereunder;
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
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•
the impact of public health crises, including epidemics and pandemics.

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

We have incurred significant net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. As of September 30, 2024, we had cash and cash equivalents of $58.3 million and an accumulated deficit of $756.2 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through a credit facility, the issuance of equity securities and through license and collaboration agreements. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative activities to support such research and development. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Based on our current operating plan, we anticipate that our cash and cash equivalents of $58.3 million as of September 30, 2024 will allow us to meet our liquidity requirements into the third quarter of 2025. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand, and our dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the condensed consolidated financial statements included in this Quarterly Report. We have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, business development transactions, including the potential sale of SY-2101-related assets, and reducing cash expenditures. There is no guarantee that we will be successful in any capital raising or business development efforts, in which case we may not be able to continue our development programs as planned.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2024, we did not have significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2024 and 2023.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We believe that our cash and cash equivalents as of September 30, 2024 will enable us to fund our planned operating expense and capital expenditure requirements into the third quarter of 2025. These funds may not be sufficient to fund operations for at least the next 12 months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report, which raises substantial doubt about our ability to continue as a going concern. Our future viability beyond one year from the date of issuance of these condensed consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Although management plans to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all.

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
•
the timing and amount of milestone and other payments due to TMRC Co. Ltd. associated with the development, manufacture and commercialization of tamibarotene; and
•
the timing and amount of payments due to parties we have engaged related to the development and commercialization of diagnostic tests for use with tamibarotene.

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

On May 9, 2024, we entered into an amendment, or the Loan Amendment, to the loan and security agreement with Oxford. We refer to the loan and security agreement with Oxford, as amended by the Loan Amendment, as the Loan Agreement. Pursuant to the Loan Amendment, in its capacity as lender and agent, Oxford agreed to modify the terms of the loan and security agreement to, among other things: (i) increase the aggregate amount of term loans available to us from $40.0 million to $100.0 million, with tranches totaling $40.0 million in the aggregate becoming available to us upon achievement of certain clinical development, regulatory and equity-raising milestones, and $20.0 million becoming available at Oxford's discretion; (ii) extend the interest only period from September 1, 2024 to November 1, 2025 with further extensions to as late as November 1, 2026 upon achievement of certain milestones; and (iii) extend the maturity date from August 1, 2026 to February 1, 2028.

The Loan Agreement contains representations and warranties and affirmative and negative covenants applicable to us and our subsidiaries, as more fully described in the Loan Agreement. The Loan Agreement also includes events of default. In consideration for the Loan Amendment, we agreed that the failure to satisfy the primary endpoint for the SELECT-MDS-1 trial, the termination of the SELECT-MDS-1 trial for safety reasons, or the failure to obtain FDA approval for tamibarotene for the treatment of newly diagnosed HR-MDS patients with RARA overexpression by May 31, 2026, would each constitute events of default under the Loan Agreement. If an event of default were to occur in connection with the pivotal complete response data from the SELECT-MDS-1 trial that we expect to report in mid-November of 2024, or if an event of default were otherwise to occur and continue, the Loan Agreement provides Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our property securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us, or to immediately cease operations.

Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the Loan Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business, financial condition and prospects and would cause the price of our common stock to decline.

Risks Related to the Development and Commercialization of Product Candidates

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

We expect that we, and any collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any product candidates that we, or any collaborators, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of myelodysplastic syndrome, or MDS, the indication targeted in our SELECT-MDS-1 trial involving tamibarotene.

For example, we are aware of two new drugs approved by the U.S. Food and Drug Administration, or the FDA, since 2020 for the treatment of MDS or patient subsets within MDS (decitabine/cedazuridine and ivosidenib). Tamibarotene may also face competition from other agents currently in clinical development for MDS, including those in late-stage development from AbbVie Inc., Roche Holding AG, and Taiho Oncology, Inc.

Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects, have greater ease of access, or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition, the evolving standard of care for the treatment of patients with acute myeloid leukemia, or AML, may lead to evolution of the standard of care for patient subsets within MDS. Our competitors also may obtain FDA or other marketing approval for their products before we, or any collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any collaborators, are able to enter the market.

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

Risks Related to Our Dependence on Third Parties

Failure of any third-party collaborator to successfully develop or commercialize a diagnostic test for use with tamibarotene to identify patients with RARA overexpression could harm our ability to commercialize tamibarotene.

We do not plan to internally develop a commercial diagnostic test to identify patients with RARA overexpression. As a result, we will be dependent on the efforts of third-party collaborators to successfully develop and commercialize a diagnostic test. As part of our launch preparation activities for tamibarotene, we have engaged a leading provider of testing services to develop and validate a laboratory-developed test based on our existing clinical trial assay to provide RARA overexpression testing at launch, and we continue to evaluate multiple approaches to the development of a commercial companion diagnostic. We are also partnered with Qiagen Manchester Limited to develop a kit-based testing solution for future commercialization.

Our third-party collaborators may not perform their obligations as expected or as required under our agreements with those parties, may encounter production difficulties that could constrain the supply of a diagnostic test, may have difficulties gaining acceptance of the use of a diagnostic test in the clinical community, may not pursue commercialization of a diagnostic test even if they receive any required regulatory approvals, may elect not to continue the development of a diagnostic test based on changes in strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities, may not commit sufficient resources to the marketing and distribution of a diagnostic test, and may terminate their relationships with us.

If a diagnostic test that is developed for use with tamibarotene fails to gain market acceptance, our ability to derive revenues from sales from tamibarotene would be harmed. If the third parties we engage fail to commercialize a diagnostic test, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative test for use with tamibarotene or do so on commercially reasonable terms, which could adversely affect and/or delay commercial launch and cause us to fail to realize the full commercial potential of tamibarotene.

Item 5. Other Information

(c)

None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-37813) filed on July 31, 2024).

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

Syros Pharmaceuticals, Inc.

Date: October 31, 2024	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer (Principal Financial Officer)